Form 10-Q
period 1996-06-30
ADVANCED PHOTONIX INC
filed 1996-08-13
CIK 869986

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                   ----------

                           Commission file no. 1-11056

                             ADVANCED PHOTONIX, INC.

                 Incorporated pursuant to the Laws of Delaware

                                   ----------

                  I.R.S. Employer identification No. 33-0325826

                     1240 Avenida Acaso, Camarillo, CA 93012

                                 (805) 987-0146

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On August 5, 1996, 10,678,064 shares of Class A Common Stock, $.001 par value, and 145,002 shares of Class B Common Stock, $.001 par value, were outstanding.

================================================================================

                             ADVANCED PHOTONIX, INC.

                                      INDEX


                                                                     PAGE
PART I          FINANCIAL INFORMATION

  Item 1.       Financial Statements (Unaudited)                    3 - 6

                Consolidated Statements of Operations
                for the three month periods ended
                June 30, 1996 and July 2, 1995                        3

                Consolidated Balance Sheets
                at June 30, 1996 and March 31, 1996                 4 - 5

                Consolidated Statements of Cash Flows
                for the three month periods ended
                June 30, 1996 and July 2, 1995                        6

                Notes to Consolidated Financial Statements            7

  Item 2.       Management's Discussion and Analysis
                of Financial Condition and Results of Operations    8 - 10

PART II         OTHER INFORMATION                                    10
                SIGNATURES                                           10

                             ADVANCED PHOTONIX, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                           Three Months Ended
                                --------------------------------------------
                                    June 30, 1996         July 2, 1995
                                -------------------   ----------------------
REVENUES

    Net product sales                $  1,633,000          $  1,845,000

    Development contracts                 133,000                57,000
                                     ------------          ------------

                                        1,766,000             1,902,000
                                     ------------          ------------


COSTS AND EXPENSES

    Cost of product sales               1,016,000             1,263,000

    Research and development              576,000               453,000

    Marketing and sales                   210,000               148,000

    General and administrative            325,000               338,000
                                      -----------          ------------
                                        2,127,000             2,202,000
                                      -----------          ------------

LOSS FROM OPERATIONS                     (361,000)             (300,000)
                                      ------------         -------------

OTHER INCOME

    Interest income                        45,000                 9,000

    Other, net                              6,000                 4,000
                                      ------------          ------------
                                           51,000                13,000
                                      ------------          ------------

NET LOSS                              $  (310,000)         $   (287,000)
                                      =============        =============
NET LOSS PER SHARE                    $      (.03)         $       (.03)
                                      =============        =============
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                     10,812,000             8,389,000
                                      =============        =============

                 See notes to consolidated financial statements

                             ADVANCED PHOTONIX, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                     June 30,        March 31,
                                                       1996             1996
                                                   (Unaudited)       (Audited)
                                                  -----------------------------
ASSETS

CURRENT ASSETS

Cash and cash equivalents                          $ 3,380,000       $4,042,000

Accounts receivable, less allowance of
$105,000 at June 30, 1996 and at March 31, 1996      1,154,000          792,000


Inventories                                            916,000          813,000

Prepaid expenses and other current assets               80,000           86,000
                                                  ------------      ------------
  Total Current Assets                               5,530,000        5,733,000
                                                  ------------      ------------


EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost        3,306,000        3,198,000

Less accumulated depreciation and amortization      (2,175,000)      (2,038,000)
                                                   ------------      -----------
                                                     1,131,000        1,160,000
                                                   ------------      -----------


OTHER ASSETS
Goodwill, net of accumulated amortization
of $161,000 at June 30, 1996 and
$152,000 at March 31, 1996                             675,000          684,000

Patents, net of accumulated amortization of
$9,000 at June 30, 1996 and March 31, 1996              53,000           53,000

Other                                                   71,000           76,000
                                                   ------------     ------------
                                                       799,000          813,000
                                                   ------------     ------------

                                                   $ 7,460,000      $ 7,706,000
                                                   ============     ============



                 See notes to consolidated financial statements

                             ADVANCED PHOTONIX, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                     June 30,         March 31,
                                                       1996              1996
                                                   (Unaudited)        (Audited)
                                                   -----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                  $   226,000        $  167,000
Accrued expenses:
Salaries and employee benefits                        248,000           293,000
Warranty                                               95,000            95,000
Other                                                 252,000           247,000
                                                  ------------       -----------
 Total Current Liabilities                            821,000           802,000
                                                  ------------       -----------


REDEEMABLE CONVERTIBLE PREFERRED
STOCK AT REDEMPTION VALUE                              98,000            98,000
                                                  ------------       -----------

STOCKHOLDERS' EQUITY

Class A Common Stock, par value $.001                  11,000            10,000
per share; authorized 50,000,000 shares;
June 30, 1996--10,675,841 shares issued
and outstanding; March 31, 1996--10,631,186
shares issued and outstanding

Class B Common Stock, par value $.001                    -                 -
per share; authorized 4,420,113 shares;
June 30, 1996--169,448 shares issued
and 147,225 outstanding; March 31, 1996--
193,003 shares issued and 170,780 outstanding

Additional paid-in capital                         22,676,000        22,632,000

Less cost of 22,223 shares of Class B Common
Stock in Treasury at June 30, 1996
and March 31, 1996                                    (50,000)          (50,000)

Accumulated deficit                               (16,096,000)      (15,786,000)
                                                  ------------      ------------

                                                    6,541,000         6,806,000
                                                  ------------      ------------

                                                  $ 7,460,000       $ 7,706,000
                                                  ============      ============

                 See notes to consolidated financial statements

                            ADVANCED PHOTONIX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     Three Months Ended
                                            ------------------------------------
                                              June 30, 1996        July 2, 1995
                                            ----------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                       $  (310,000)         $  (287,000)

Adjustments to reconcile net loss to
net cash used in operating activities:
  Depreciation                                     137,000              134,000
  Amortization                                      14,000               13,000

Changes in assets and liabilities:
  Accounts receivable                             (362,000)            (237,000)
  Inventories                                     (103,000)             164,000
  Prepaid expenses and other assets                  6,000                7,000
  Accounts payable and accrued expenses             19,000             (140,000)
  Other current liabilities                           -                 (84,000)
                                                  ---------            ---------
NET CASH USED IN OPERATING ACTIVITIES             (599,000)            (430,000)
                                                  ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of equipment                           (108,000)             (15,000)
                                                  ---------            ---------

NET CASH USED IN INVESTING ACTIVITIES             (108,000)             (15,000)
                                                  ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of common and preferred stock,
  net of issuance costs                             45,000                  -

NET CASH PROVIDED BY FINANCING ACTIVITIES           45,000                  -
                                                  ---------            ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS         (662,000)            (445,000)

CASH AND CASH EQUIVALENTS AT BEG. OF PERIOD      4,042,000              903,000
                                                 ---------             ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $3,380,000            $ 458,000
                                                ==========             =========


                 See notes to consolidated financial statements

                             ADVANCED PHOTONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending March 30, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Advanced Photonix, Inc. (together with its subsidiary, the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Share: Net loss per share is based on the weighted average number of common and common equivalent shares outstanding, computed in accordance with Accounting Principles Board (APB) Opinion No. 15. Common stock equivalents were not considered in the calculation as their effect would be antidilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

REVENUES
The Company's revenues for the first quarter of fiscal year 1997 ("Q1 97") were $1.8 million, a decrease of $136,000 or 7% from revenues of $1.9 million for the first quarter of fiscal year 1996 ("Q1 96"). Net product sales of $1.6 million decreased $212,000 (11%) in Q1 97 primarily due to the Company's Core Business product lines which represent 99% of net product sales. Development contract revenues increased by $76,000 (133%) to $133,000.

Net product sales of Core Business products declined in Q1 97 primarily as a result of a lower level of shipments to the Company's largest customer. The Company anticipates that total sales to that customer for fiscal 1997 will approximate those of the prior year.

Q1 1997 net product sales from Large Area Avalanche Photodiode (LAAPD) products were relatively low and flat to the prior year. During fiscal year 1995, the Company suspended most shipments of its proprietary LAAPD products and curtailed LAAPD production because of low reliability and yields it was obtaining in the manufacturing process. Thereafter, the Company focused its research and development resources on the baseline LAAPD manufacturing process. As a result of these efforts, the Company developed a new manufacturing process which it anticipates will significantly improve both reliability and process yields. In July 1996, the Company filed for a patent seeking protection of the new manufacturing process. The Company believes this new LAAPD process positions it to begin aggressive marketing of LAAPD products for OEM applications. Shipment of products manufactured with the new process began at the end of Q1 97 and should increase during the remainder of fiscal 1997.

Development contract revenues increased 133% during Q1 97, from $57,000 in Q1 96, to $133,000 in Q1 97. This is primarily due to two development contracts for which work did not build up until the second and third quarters of fiscal 1996. The Company was awarded a Phase II Department of Energy grant of approximately $750,000 in June 1995 based upon the success of a Phase I effort, and in September 1995, was awarded a $1.1 million contract from the Advanced Research Projects Agency of the Pentagon and the Aircraft Division of the Naval Air Warfare Center. These types of government development contracts are typically multi-year awards and are subject to periodic review and cancellation by the government due to a variety of reasons including a lack of funding. If not rescheduled or canceled, revenues from existing contracts should continue through the third quarter of fiscal 1998.

COSTS AND EXPENSES
Cost of product sales decreased by $247,000 in Q1 97 compared to Q1 96. This decrease was primarily due to lower product shipments as well as cost containment programs, productivity improvements and product mix improvements. Cost of product sales as a percent of product sales decreased by 6% due to factors noted above.

Research and development ("R&D") costs increased by $123,000 (27%) to $576,000 in Q1 97 compared to Q1 96. The increase in R&D costs is primarily due to the higher level of R&D effort on government contracts and efforts expended on LAAPD process improvements for which the above mentioned manufacturing process patent was applied for during the period. During the past fiscal year, the Company has better controlled internal R&D activities and has been successful in obtaining government funded development contracts complementary to its internal R&D efforts. These costs might otherwise be partially incurred as internal R&D without any additional funding. R&D costs have varied significantly in the past, and may continue to do so, due to the level of activity associated with development contracts as well as the number and complexity of new process and product development projects, the qualification of new process developments and customer evaluation and acceptance of new products.

Marketing and sales expenses increased by $62,000 (42%) to $210,000 in Q1 97 compared to Q1 96. The increase was entirely due to expenses incurred in the Core Business where the Company has increased manpower compared to Q1 96 and incurred higher marketing costs. This increase was expected, as the Company pursues its plan to grow the Core Business. Marketing and sales expenses should begin to increase in the LAAPD Business as the Company begins to commercialize the LAAPD family of products.

General and administrative expenses decreased by $13,000 (4%) to $325,000 in Q1 97 compared to Q1 96. This decrease is primarily due to a reduction in fees paid to outside members of the Company's Board of Directors partially offset by higher incentive compensation costs. In October 1995, the Company's Board of Directors unanimously agreed to eliminate all fees for its outside directors except for reasonable travel expenses in conjunction with regular or committee meetings.

Interest income increased by $36,000 (400%) in Q1 97 compared to Q1 96 primarily as a result of higher average cash balances since the third quarter of fiscal 1996. In August 1995, the Company completed a private placement which increased its average cash balances from that point forward. (See Liquidity and Capital Resources.)

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had cash and cash equivalents of $3.4 million, working capital of $4.7 million and an accumulated deficit of $16.1 million. The Company's cash and cash equivalents decreased by $662,000 during the three months ended June 30, 1996. Cash of $599,000 was used for operating activities primarily for accounts receivable ($362,000). A significant portion of the growth in accounts receivable was related to start-up billing issues with a new government customer and not collection problems. In addition, past due accounts were unusually low at March 31, 1996. Cash of $108,000 was used for purchasing of capital equipment, compared to $15,000 during the comparable period of the prior year. Capital spending had decreased during fiscal 1996 as the Company conserved its resources pending receipt of additional equity financing.

To enable the Company to meet its capital commitment needs, the Company historically has supplemented cash provided by operations with proceeds from private placement equity financing, bank lines of credit and loans from stockholders. At June 30, 1996, no amounts were outstanding under any bank line-of-credit and there were no stockholder loans to the Company. On August 15, 1995, the Company completed a $3,000,000 private placement offering in which it issued 2,400,000 shares of Class A Common Stock.

The Company believes that the proceeds of its private placement offering will permit it to implement its strategic business plan, which focuses on achieving profitable operating results while maintaining its commitment to develop the LAAPD based products. The Company's plan focuses on growing the Core Business, bringing initial LAAPD products to market and developing proof-of-concept demonstration LAAPD Arrays which are expected to prove helpful in securing future financing and strategic partners.

The Company will utilize its available funds to continue development of the LAAPD business and for other working capital purposes including, but not limited to, capital equipment and working capital to expand the Core Business and bring the initial LAAPD products to market; and capital equipment, salaries, wages and other development costs to further develop the LAAPD manufacturing process and develop proof-of-concept demonstration LAAPD Arrays. The continued development of LAAPD Arrays beyond the proof-of-concept phase may require additional funds.

The Company believes that the moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or operating results.

FORWARD LOOKING STATEMENTS

The information contained herein includes forward looking statements that are based on assumptions that management believes to be reasonable but are subject to inherent uncertainties and risks including, but not limited to, unforseen technological obstacles which may prevent or slow the development and/or manufacture of new products, limited (or slower than anticipated) customer acceptance of new products which have been and are being developed by the Company (particularly its LAAPD product line), and a decline in the general demand for optoelectronic products.


PART II.          OTHER INFORMATION

Items 1.- 6.              None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Photonix, Inc.
(Registrant)




By   /s/ Patrick J. Holmes
         ---------------
         Patrick J. Holmes
Vice President and Chief Financial Officer

Dated:  August 13, 1996