Form 10-K/A
period 1996-03-31
ADVANCED PHOTONIX INC
filed 1996-08-29
CIK 869986

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K/A

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the transition period from           to

                         Commission file number 1-11056

                             ADVANCED PHOTONIX, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                         33-0325826
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

                     1240 Avenida Acaso, Camarillo, CA 93012
               (Address of principal executive offices) (Zip Code)

                                 (805) 987-0146
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.001 Par Value
                              Class A Common Stock


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

         As of June 3, 1996, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $44,600,000.

         As of June 3, 1996, there were 10,660,297 shares of Class A Common Stock and 151,669 shares of Class B Common Stock outstanding.

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

                       DOCUMENTS INCORPORATED BY REFERENCE

                Part I, Item 9 - The Current Report on Form 8-K,
                  amended by 8-K/A, Dated January 26, 1995, is
                       incorporated therein by reference.

Item 12.        Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 3, 1996, certain information concerning the holdings of each person who was known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Class A or Class B Common Stock of the Company, by each director and executive officers and by all directors and officers as a group.


                                             Class A Common Stock                          Class B Common Stock
                                 --------------------------------------------    ------------------------------------------
                                                 Shares Under                                   Shares Under
                                   Shares         Exercisable      Percent of      Shares        Exercisable       Percent  Percent
                                    Owned      Options/Warrants 1     Class         Owned     Options/Warrants    of Class  Voting 2

Hayden Leason 3                    1,209,100               12,500        11.5         -               -                   -     11.3
The Dreyfus Corporation 4            985,000                    -         9.3         -               -                   -      9.1
J. Morton Davis 5                    656,045              333,340         9.0         -               -                   -      8.9
James A. Gordon 6                    781,040               27,500         7.6         -               -                   -      7.5
Edgewater Private Equity Fund 7      781,040               27,500         7.6         -               -                   -      7.5
Advanced Detectors, Inc. 8            -                   750,000         6.6         -               -                   -      6.5
John Pappajohn 9                     186,668              500,000         6.2         -               -                   -      6.1
Jon Victor 10                        187,400               12,500         1.9         -               -                   -      1.8
Andrzej J. Dabrowski                  -                    82,000         0.8         -            80,000              29.3      1.5
James W. Ward                         13,850               90,000         1.0         -               -                   -      1.0
Patrick J. Holmes                     50,000               48,000         0.9         -               -                   -      0.9
Harry Melkonian                       10,000               60,000         0.7         -               -                   -      0.7
Robert C. King                        22,000               12,000         0.3         -               -                   -      0.3
Directors & Officers as a Group    2,085,990              344,500        22.1         -            80,000              29.3     22.3



- --------
1 Includes shares under options/warrants exercisable on March 31, 1996 and options which become  exercisable within
  60 days thereafter.

2 Represents combined voting power of both Class A and Class B Common Stock, assuming beneficial owner exercises all exercisable options and warrants.

3 The address of this shareholder is Palmas Del Mar,10 Monte Sol, Humacao, Puerto Rico 00791.

4 Shareholder is a subsidiary of Mellon Bank,N. A., One Mellon Bank Center, Pittsburgh, PA 15258-0001.

5 The address of this shareholder is D.H. Blair, 44 Wall Street,  New York, NY 10005. Does not include 750,000 shares of
Class A  Common  Stock  underlying  options  owned by  Advanced  Detectors,  Inc.  (ADI)  Mr.  Davis  beneficially  owns approximately  49% of ADI. Mr. Davis  disclaims  beneficial  ownership of the shares  underlying  options  owned by ADI.
Includes  617,760 shares and 333,340 shares  underlying a unit purchase option owned by D. H. Blair  Investment  Banking
Corp. and 38,285 shares owned by Parliament Hill Corporation.

6 The address of this  shareholder is c/o Edgewater  Private Equity Fund,  4225 Woodlawn  Drive,  Des Moines,  IA 50306.
Includes  593,640 shares owned by Edgewater  Private  Equity Fund,  L.P.  (Edgewater).  Mr. Gordon is the President of
Gordon  Management,  Inc. which is the general  partner of Edgewater.  Includes  187,400 shares owned by Mr. Victor (see footnote 10). Mr. Victor is a shareholder of Gordon Management, Inc.

7 The address of this  shareholder is c/o Edgewater  Private Equity Fund,  4225 Woodlawn  Drive,  Des Moines,  IA 50306.
Includes 27,500 options granted to Mr. Gordon ( see footnote 6) and 187,400 shares owned by Mr. Victor (see footnote 10).

8 Formerly Xsirius, Inc., the address of this shareholder is 1220 Avenida Acaso, Camarillo, CA 93012.

9 The address of this shareholder is c/o Equity Dynamics, 2116 Financial Center, Des Moines, IA 50309.

10 The address of this shareholder is c/o Greenwich  Ventures,  LLC, 2 Soundview Drive,  Greenwich,  CT 06830.  Does not
include 593,640 shares owned by Edgewater Private Equity Fund, L.P. (Edgewater). Mr. Victor is a shareholder of Gordon
Management,  Inc. which is the general partner of Edgewater.  Mr. Victor  disclaims  beneficial  ownership of the shares owned by Edgewater.

11 Mr. Dabrowski  beneficially owns approximately 14% of Advanced Detectors, Inc. (ADI). Does not include 750,000 shares of Class A Common Stock underlying  options owned by ADI. Mr. Dabrowski  disclaims  beneficial  ownership of the shares underlying the ADI option.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ADVANCED PHOTONIX, INC.

Date:  August 28, 1996                  By:/s/ Patrick J. Holmes
      ---------------                   --------------------------
                                        Patrick J. Holmes
                                        Vice President & Chief Financial Officer