Form 10-Q
period 1996-09-29
ADVANCED PHOTONIX INC
filed 1996-11-14
CIK 869986

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 29, 1996

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

                     1240 Avenida Acaso, Camarillo, CA 93012

                                 (805) 987-0146

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On November 14, 1996, 10,678,064 shares of Class A Common Stock, $.001 par value, and 145,002 shares of Class B Common Stock, $.001 par value, were outstanding.
================================================================================

                             ADVANCED PHOTONIX, INC.

                                      INDEX


                                                                     PAGE
PART I          FINANCIAL INFORMATION

  Item 1.       Financial Statements (Unaudited)                     3 - 6

                Consolidated Statements of Operations
                for the three and six month periods ended
                September 29, 1996 and October 1, 1995                 3

                Consolidated Balance Sheets
                at September 29, 1996 and March 31, 1996             4 - 5

                Consolidated Statements of Cash Flows
                for the six month periods ended September 29, 1996
                and October 1, 1995                                    6

                Notes to Consolidated Financial Statements             7

  Item 2.       Management's Discussion and Analysis
                of Financial Condition and Results of Operations     8 - 10

PART II         OTHER INFORMATION                                     11
                SIGNATURES                                            11


                                                  ADVANCED PHOTONIX, INC.
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                              Three Months Ended                          Six Months Ended
                                              ------------------                          ----------------
                                    September 29, 1996       October 1, 1995    September 29, 1996     October 1, 1995
                                    ------------------       ---------------    ------------------     ---------------

REVENUES
  Net product sales                  $  1,420,000             $  1,881,000       $  3,053,000           $  3,726,000
  Development contracts                   297,000                  160,000            430,000                217,000
                                        ---------                ---------          ---------              ---------
                                        1,717,000                2,041,000          3,483,000              3,943,000
                                        ---------                ---------          ---------              ---------

COSTS AND EXPENSES
  Cost of product sales                   990,000                1,166,000          2,006,000              2,428,000
  Research and development                512,000                  462,000          1,088,000                915,000
  Marketing and sales                     239,000                  172,000            449,000                320,000
  General and administrative              615,000                  381,000            940,000                720,000
                                        ---------                ---------          ---------              ---------
                                        2,356,000                2,181,000          4,483,000              4,383,000

                                        ---------                ---------          ---------              ---------
LOSS FROM OPERATIONS                     (639,000)                (140,000)        (1,000,000)              (440,000)
                                        ---------                ---------          ---------              ---------

OTHER INCOME
  Interest expense                          -                       (1,000)             -                     (1,000)
  Interest income                          42,000                   26,000             87,000                 35,000
  Other, net                                -                        1,000              6,000                  5,000
                                        ---------                ---------          ---------              ---------
                                           42,000                   26,000             93,000                 39,000

NET LOSS                             $   (597,000)            $   (114,000)      $   (907,000)          $   (401,000)
                                        =========                =========          =========              =========

NET LOSS PER SHARE                   $      (0.06)            $      (0.01)      $      (0.08)          $      (0.04)
                                        =========                =========          =========              =========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                     10,823,000                9,978,000         10,817,000              9,179,000
                                       ==========                =========         ==========              =========

                                       See  notes  to   consolidated   financial statements.

                                                                 3

                             ADVANCED PHOTONIX, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                   September 29,      March 31,
                                                       1996             1996
                                                   (Unaudited)       (Audited)
                                                  -----------------------------
ASSETS

CURRENT ASSETS

Cash and cash equivalents                          $ 3,633,000       $4,042,000

Accounts receivable, less allowance of
$100,000 at September 29, 1996 and
$105,000 at March 31, 1996                             714,000          792,000

Inventories                                            976,000          813,000

Prepaid expenses and other current assets               72,000           86,000
                                                  ------------      ------------
  Total Current Assets                               5,395,000        5,733,000
                                                  ------------      ------------


EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost        3,353,000        3,198,000

Less accumulated depreciation and amortization      (2,309,000)      (2,038,000)
                                                   ------------      -----------
                                                     1,044,000        1,160,000
                                                   ------------      -----------


OTHER ASSETS
Goodwill, net of accumulated amortization
of $169,000 at September 29, 1996 and
$152,000 at March 31, 1996                             667,000          684,000

Patents, net of accumulated amortization of
$9,000 at September 29, 1996 and March 31, 1996         53,000           53,000

Other                                                   65,000           76,000
                                                   ------------     ------------
                                                       785,000          813,000
                                                   ------------     ------------

                                                   $ 7,224,000      $ 7,706,000
                                                   ============     ============



                 See notes to consolidated financial statements

                             ADVANCED PHOTONIX, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                   September 29,      March 31,
                                                       1996              1996
                                                   (Unaudited)        (Audited)
                                                   -----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                  $   190,000        $  167,000
Accrued expenses:
Salaries and employee benefits                        593,000           293,000
Warranty                                               95,000            95,000
Other                                                 304,000           247,000
                                                  ------------       -----------
 Total Current Liabilities                          1,182,000           802,000
                                                  ------------       -----------


REDEEMABLE CONVERTIBLE PREFERRED
STOCK AT REDEMPTION VALUE                              98,000            98,000
                                                  ------------       -----------

STOCKHOLDERS' EQUITY

Class A Common Stock, par value $.001                  11,000            10,000
per share; authorized 50,000,000 shares;
September 29, 1996--10,678,064 shares issued and outstanding; March 31, 1996--10,631,186 shares issued and outstanding

Class B Common Stock, par value $.001                    -                 -
per share; authorized 4,420,113 shares;
September 29, 1996--167,225 shares issued and 145,002 outstanding; March 31, 1996--
193,003 shares issued and 170,780 outstanding

Additional paid-in capital                         22,676,000        22,632,000

Less cost of 22,223 shares of Class B Common
Stock in Treasury at September 29, 1996
and March 31, 1996                                    (50,000)          (50,000)

Accumulated deficit                               (16,693,000)      (15,786,000)
                                                  ------------      ------------

                                                    5,944,000         6,806,000
                                                  ------------      ------------

                                                  $ 7,224,000       $ 7,706,000
                                                  ============      ============

                 See notes to consolidated financial statements

                            ADVANCED PHOTONIX, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     Six Months Ended
                                            ------------------------------------
                                          September 29, 1996     October 1, 1995
                                            ----------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                       $  (907,000)         $  (401,000)

Adjustments to reconcile net loss to
net cash used in operating activities:
  Depreciation                                     271,000              266,000
  Amortization                                      28,000               27,000

Changes in assets and liabilities:
  Accounts receivable                               78,000              (17,000)
  Inventories                                     (163,000)             164,000
  Prepaid expenses and other assets                 14,000               (1,000)
  Accounts payable and accrued expenses            380,000              (74,000)
  Other current liabilities                           -                (100,000)
                                                  ---------            ---------
NET CASH USED IN OPERATING ACTIVITIES             (299,000)            (136,000)
                                                  ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                            (155,000)             (46,000)
                                                  ---------            ---------

NET CASH USED IN INVESTING ACTIVITIES             (155,000)             (46,000)
                                                  ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of common and preferred stock,
  net of issuance costs                             45,000            2,994,000
                                                  ---------           ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES           45,000            2,994,000
                                                  ---------           ----------

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                         (409,000)           2,812,000

CASH AND CASH EQUIVALENTS AT BEG. OF PERIOD      4,042,000              903,000
                                                 ---------             ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $3,633,000          $ 3,715,000
                                                ==========            ==========


                 See notes to consolidated financial statements

                             ADVANCED PHOTONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 29, 1996
                                   (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 29, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending March 30, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Advanced Photonix, Inc. (together with its subsidiary, the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

REVENUES
The Company's revenues for the second quarter ("Q2 97") and six month period ("YTD 97") ended September 29, 1996, were $1.7 million and $3.5 million, respectively. Revenues for the Q2 97 and YTD 97 period were down 16% and 12%, respectively, when compared to $2.0 million and $3.9 million in the comparable periods of the prior year ("Q2 96" & "YTD 96"). Q2 97 revenues decreased $49,000 from the first quarter of fiscal year 1997, a decrease of $213,000 in net product shipments partially offset by an increase of $164,000 in development contract revenue.

Net product sales for Q2 97 and YTD 97 were down $461,000 (25%) and $673,000 (18%), respectively, when compared to the same periods of the prior year. These decreases are primarily a result of a lower level of shipments related to military aerospace business with the Company's largest customer. The Company anticipates that total sales to that customer for fiscal 1997 should improve during the second half in comparison to the first half.

Q2 97 and YTD 97 net product sales of Large Area Avalanche Photodiode (LAAPD) products were relatively low and flat to the prior year. During fiscal year 1995, the Company suspended most shipments of its proprietary LAAPD products and curtailed LAAPD production because of low reliability and yields it was obtaining in the manufacturing process. Thereafter, the Company focused its research and development resources on the baseline LAAPD manufacturing process. As a result of these efforts, the Company developed a new manufacturing process which it anticipates will significantly improve both reliability and process yields. In July 1996, the Company filed for a patent seeking protection of the new manufacturing process, and has begun to aggressively market LAAPD products to original equipment manufacturers. The Company anticipates increasing volume in the second half of the fiscal year from sales of LAAPD products made with its newly developed manufacturing process.

Development contract revenues increased 86% during Q2 97, from $160,000 in Q2 96 to $297,000 in Q2 97; and increased 98% during YTD 97, from $217,000 in YTD 96 to $430,000 in YTD 97. This is primarily due to two development contracts for which work did not build up until the second and third quarters of fiscal 1996. The Company was awarded a Phase II Department of Energy grant of approximately $750,000 in June 1995 based upon the success of a Phase I effort, and in September 1995, was awarded a $1.1 million contract from the Advanced Research Projects Agency of the Pentagon and the Aircraft Division of the Naval Air Warfare Center. These types of government development contracts are typically multi-year awards and are subject to periodic review and cancellation by the government due to a variety of reasons including a lack of funding. If not rescheduled or canceled, revenues from existing contracts should continue through the third quarter of fiscal 1998. However, revenues from the DOE contract should wind down at the beginning of the fourth quarter, January 1997.

COSTS AND EXPENSES
Cost of product sales decreased by $176,000 during Q2 97 and by $422,000 during YTD 97 compared to Q2 96 and YTD 96. These decreases were primarily due to lower product shipments. Cost of product sales as a percent of product sales increased by 8% in Q2 97 compared to Q2 96 due to a lower absorption of fixed costs as a result of lower volume and to inventory adjustments associated with a canceled program.

Research and development ("R&D") costs increased by $50,000 (11%) to $512,000 in Q2 97 compared to Q2 96 and increased by $173,000 (19%) during YTD 97 compared to YTD 96. The increase in R&D costs is primarily due to the higher level of R&D effort on government contracts and efforts expended on LAAPD process improvements for which the above mentioned manufacturing process patent was applied for during the period. During the past fiscal year, the Company has better controlled internal R&D activities and has been successful in obtaining government funded development contracts complementary to its internal R&D efforts. These costs might otherwise be partially incurred as internal R&D without any additional funding. R&D costs have varied significantly in the past, and may continue to do so, due to the level of activity associated with development contracts as well as the number and complexity of new process and product development projects, the qualification of new process developments and customer evaluation and acceptance of new products.

Marketing and sales expenses increased by $67,000 (39%) to $239,000 in Q2 97 compared to Q2 96 and by $129,000 (40%) to $449,000 for YTD 97 compared to YTD
96. The increases from both periods were primarily due to expenses incurred in the Core Business where the Company has increased manpower compared to Q1 96 and incurred higher marketing costs. This increase was expected, as the Company pursues its plan to grow the Core Business. In addition, sales and marketing expenditures had been deferred back in the first half of fiscal 1996 awaiting the successful completion of a private placement offering. (See Liquidity and Capital Resources.) Marketing and sales expenses associated with the LAAPD Business increased slightly due to increased advertising and should begin to increase more significantly as the Company begins to commercialize the LAAPD family of products.

General and administrative expenses increased by $234,000 (61%) to $615,000 in Q2 97 compared to Q2 96 and by $220,000 (31%) to $940,000 in YTD 97 compared to YTD 96. This increase is primarily due to a one-time reorganization charge of approximately $288,000 related to management changes. Other general and administrative expenses decreased by $54,000 (14%) in Q2 97 compared to Q2 96 and by $68,000 (9%) for YTD 97 compared to YTD 96. The decrease between Q2 periods is primarily due to lower personnel and insurance costs. In addition to the Q2 factors, expenses decreased for YTD 97 compared to YTD 96 as a result of a reduction in fees paid to outside members of the Company's Board of Directors. In October 1995, the Company's Board of Directors unanimously agreed to eliminate all fees for its outside directors except for reasonable travel expenses in conjunction with regular or committee meetings.

Other income increased by $16,000 (62%) in Q2 97 compared to Q2 96 and by $54,000 (138%) in YTD 97 compared to YTD 96 due to higher interest income. The Company has maintained a higher average cash balance since the third quarter of fiscal 1996 when it completed a private placement. (See Liquidity and Capital Resources.)

LIQUIDITY AND CAPITAL RESOURCES

At September 29, 1996, the Company had cash and cash equivalents of $3.6 million, working capital of $4.2 million and an accumulated deficit of $16.7 million. The Company's cash and cash equivalents decreased by $409,000 during the six months ended September 29, 1996. Cash of $299,000 was used for operating activities. Cash of $155,000 was used for purchases of capital equipment, compared to $46,000 during the comparable period of the prior year. Capital spending was lower during the first half of fiscal 1996 as the Company conserved its resources pending receipt of additional equity financing.

To enable the Company to meet its capital commitment needs, the Company historically has supplemented cash provided by operations with proceeds from private placement equity financing, bank lines of credit and loans from stockholders. At September 29, 1996, no amounts were outstanding under any bank line-of-credit and there were no stockholder loans to the Company. On August 15, 1995, the Company completed a $3,000,000 private placement offering in which it issued 2,400,000 shares of Class A Common Stock.

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

                           PART II. OTHER INFORMATION

Items 1.- 3.    None

Item 4.         Submission of Matters to a Vote of Security Holders:

The Company's Annual Stockholders' Meeting was held on October 16, 1996.

The following persons were re-elected to the Company's Board of Directors to serve until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.


                            FOR                WITHHELD              TOTAL
                    -------------------- --------------------  -----------------
James W. Ward            8,436,246              11,000             8,447,246
James A. Gordon          8,248,846             198,400             8,447,246
Hayden Leason            8,436,246              11,000             8,447,246
Jon B. Victor            8,436,246              11,000             8,447,246

Item 5.
After the Annual Meeting of Stockholders on October 16, 1996, Mr. Ward resigned as the Chairman, Chief Executive Officer and President of the Company (remaining as a director) and the Board elected Hayden Leason as Chairman and Mr. Robert G. Allison as a Director to fill one of three vacancies, and Mr. Allison was elected as Interim Chief Executive Officer and President. On November 5, 1996, Mr. Allison resigned as Interim CEO and President and the Board of Directors elected Hayden Leason to serve as Chief Executive Officer, Mr. Harry Melkonian to serve as President and Mr. Patrick Holmes to serve as Executive Vice President & Chief Financial Officer. Mr. Allison remains on the Board of Directors.

Item 6.       None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED PHOTONIX, INC.


By  /s/ Patrick J. Holmes
Patrick J. Holmes
Executive Vice President and Chief Financial Officer

Dated: November 14, 1996