Form 10-Q
period 1996-12-29
ADVANCED PHOTONIX INC
filed 1997-02-14
CIK 869986

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended December 29, 1996

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

                     1240 Avenida Acaso, Camarillo, CA 93012

                                 (805) 987-0146

                                   ----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On February 13, 1997, 10,709,493 shares of Class A Common Stock, $.001 par value, and 145,002 shares of Class B Common Stock, $.001 par value, were outstanding.
================================================================================

                             ADVANCED PHOTONIX, INC.

                                      INDEX


                                                                     PAGE
PART I          FINANCIAL INFORMATION

  Item 1.       Condensed Financial Statements (Unaudited)           3 - 6

                Condensed Consolidated Statements of Operations
                for the three and nine month periods ended
                December 29, 1996 and December 31, 1995                 3

                Condensed Consolidated Balance Sheets
                at December 29, 1996 and March 31, 1996             4 - 5

                Condensed Consolidated Statements of Cash Flows
                for the nine month periods ended December 29, 1996
                and December 31, 1995                                  6

                Notes to Condensed Consolidated Financial Statements   7

  Item 2.       Management's Discussion and Analysis
                of Financial Condition and Results of Operations     8 - 10

PART II         OTHER INFORMATION                                     11
                SIGNATURES                                            11


                                                  ADVANCED PHOTONIX, INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (UNAUDITED)

                                              Three Months Ended                         Nine Months Ended
                                              ------------------                         -----------------
                                    December 29, 1996       December 31, 1995    December 29, 1996     December 31, 1995
                                    ------------------       ---------------    ------------------     ---------------

REVENUES
  Net product sales                  $  1,380,000             $  1,765,000       $  4,433,000           $  5,491,000
  Development contracts                    64,000                  317,000            494,000                534,000
                                        ---------                ---------          ---------              ---------
                                        1,444,000                2,082,000          4,927,000              6,025,000
                                        ---------                ---------          ---------              ---------

COSTS AND EXPENSES
  Cost of product sales                   955,000                1,135,000          2,961,000              3,563,000
  Research and development                408,000                  598,000          1,496,000              1,513,000
  Marketing and sales                     237,000                  162,000            686,000                482,000
  General and administrative              276,000                  354,000          1,216,000              1,074,000
                                        ---------                ---------          ---------              ---------
                                        1,876,000                2,249,000          6,359,000              6,632,000

                                        ---------                ---------          ---------              ---------
LOSS FROM OPERATIONS                     (432,000)                (167,000)        (1,432,000)              (607,000)
                                        ---------                ---------          ---------              ---------

OTHER INCOME
  Interest expense                          -                       (1,000)             -                     (2,000)
  Interest income                          45,000                   57,000            132,000                 92,000
  Other, net                                1,000                    7,000              7,000                 12,000
                                        ---------                ---------          ---------              ---------
                                           46,000                   63,000            139,000                102,000

NET LOSS                             $   (386,000)            $   (104,000)      $ (1,293,000)          $   (505,000)
                                        =========                =========          =========              =========

NET LOSS PER SHARE                   $      (0.04)            $      (0.01)      $      (0.12)          $      (0.05)
                                        =========                =========          =========              =========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                     10,835,000                10,789,000         10,823,000              9,718,000
                                       ==========                ==========         ==========              =========

                                       See  notes  to condensed  consolidated   financial statements.

                                                                 3

                             ADVANCED PHOTONIX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                   December 29,      March 31,
                                                       1996             1996
                                                   (Unaudited)       (Audited)
                                                  -----------------------------
ASSETS

CURRENT ASSETS

Cash and cash equivalents                          $ 3,122,000       $4,042,000

Accounts receivable, less allowance of
$84,000 at December 29, 1996 and
$105,000 at March 31, 1996                             705,000          792,000

Inventories                                          1,123,000          813,000

Prepaid expenses and other current assets              117,000           86,000
                                                  ------------      ------------
  Total Current Assets                               5,067,000        5,733,000
                                                  ------------      ------------


EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost        3,438,000        3,198,000

Less accumulated depreciation and amortization      (2,436,000)      (2,038,000)
                                                   ------------      -----------
                                                     1,002,000        1,160,000
                                                   ------------      -----------


OTHER ASSETS
Goodwill, net of accumulated amortization
of $177,000 at December 29, 1996 and
$152,000 at March 31, 1996                             659,000          684,000

Patents, net of accumulated amortization of
$10,000 at December 29, 1996 and
$9,000 at March 31, 1996                                52,000           53,000

Other                                                   60,000           76,000
                                                   ------------     ------------
                                                       771,000          813,000
                                                   ------------     ------------

                                                   $ 6,840,000      $ 7,706,000
                                                   ============     ============



            See notes to condensed consolidated financial statements

                             ADVANCED PHOTONIX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                   December 29,      March 31,
                                                       1996              1996
                                                   (Unaudited)        (Audited)
                                                   -----------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable                                  $   353,000        $  167,000
Accrued expenses:
Salaries and employee benefits                        272,000           293,000
Warranty                                               95,000            95,000
Other                                                 482,000           247,000
                                                  ------------       -----------
 Total Current Liabilities                          1,202,000           802,000
                                                  ------------       -----------


REDEEMABLE CONVERTIBLE PREFERRED
STOCK AT REDEMPTION VALUE                              98,000            98,000
                                                  ------------       -----------

STOCKHOLDERS' EQUITY

Class A Common Stock, par value $.001                  10,000            10,000
per share; authorized 50,000,000 shares;
December 29, 1996--10,709,493 shares issued and outstanding; March 31, 1996--10,631,186 shares issued and outstanding

Class B Common Stock, par value $.001                    -                 -
per share; authorized 4,420,113 shares;
December 29, 1996--167,225 shares issued and 145,002 outstanding; March 31, 1996--
193,003 shares issued and 170,780 outstanding

Additional paid-in capital                         22,659,000        22,632,000

Less cost of 22,223 shares of Class B Common
Stock in Treasury at December 29, 1996
and March 31, 1996                                    (50,000)          (50,000)

Accumulated deficit                               (17,079,000)      (15,786,000)
                                                  ------------      ------------

                                                    5,540,000         6,806,000
                                                  ------------      ------------

                                                  $ 6,840,000       $ 7,706,000
                                                  ============      ============

            See notes to condensed consolidated financial statements

                            ADVANCED PHOTONIX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     Nine Months Ended
                                            ------------------------------------
                                          December 29, 1996    December 31, 1995
                                            ----------------     ---------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                       $(1,293,000)         $  (505,000)

Adjustments to reconcile net loss to
net cash used in operating activities:
  Depreciation                                     398,000              399,000
  Amortization                                      42,000               41,000
  Gain on Sale of equipment                           -                  (4,000)

Changes in assets and liabilities:
  Accounts receivable                               87,000             (115,000)
  Inventories                                     (310,000)             357,000
  Prepaid expenses and other assets                (31,000)             (48,000)
  Accounts payable and accrued expenses            400,000              (75,000)
  Amounts due to/from affiliate                       -                   4,000
  Other current liabilities                           -                 (84,000)
                                                  ---------            ---------
NET CASH USED IN OPERATING ACTIVITIES             (707,000)             (30,000)
                                                  ---------            ---------
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures                            (240,000)             (69,000)
  Proceeds from sale of equipment                     -                   9,000
                                                  ---------            ---------

NET CASH USED IN INVESTING ACTIVITIES             (240,000)             (60,000)
                                                  ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
  Sales of common stock, net of issuance costs      27,000            2,994,000
  Decrease in long-term debt                          -                 (16,000)
                                                  ---------           ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES           27,000            2,978,000
                                                  ---------           ----------

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS                         (920,000)           2,888,000

CASH AND CASH EQUIVALENTS AT BEG. OF PERIOD      4,042,000              903,000
                                                 ---------             ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $3,122,000          $ 3,791,000
                                                ==========            ==========


            See notes to condensed consolidated financial statements

                             ADVANCED PHOTONIX, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               December 29, 1996
                                   (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 29, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending March 30, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Advanced Photonix, Inc. (together with its subsidiary, the "Company") Annual Report on Form 10-K for the fiscal year ended March 31, 1996.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

REVENUES
The Company's revenues for the third quarter ("Q3 97") and nine month period ("YTD 97") ended December 29, 1996, were $1.4 million and $4.9 million, respectively. Revenues for the Q3 97 and YTD 97 period were down 31% and 18%, respectively, when compared to $2.1 million and $6.0 million in the comparable periods of the prior year ("Q3 96" & "YTD 96"). Q3 97 revenues decreased $273,000 from the second quarter of fiscal year 1997, a decrease of $40,000 in net product sales and a decrease of $233,000 in development contract revenue.

Net product sales for Q3 97 and YTD 97 were down $385,000 (22%) and $1,058,000 (19%), respectively, when compared to the same periods of the prior year. These decreases are primarily a result of a lower level of shipments of military aerospace products resulting from the wind down of a missile guidance system program which is at the end of its life cycle. Volume in this business should increase in the early part of fiscal 1998 (April '97 - October '97) as the Company begins deliveries under a new, longer term military program. The Company was awarded a contract for in excess of $1.0 million under this program which should provide a solid base to grow revenues over the next few years.

Q3 97 and YTD 97 net product sales of Large Area Avalanche Photodiode (LAAPD) products were relatively low but slightly higher than the prior year ($37,000 higher for Q3 97 and $20,000 higher for YTD 97). During fiscal year 1995, the Company suspended most shipments of its proprietary LAAPD products and curtailed LAAPD production because of low reliability and yields it was obtaining in the manufacturing process. Thereafter, the Company focused its research and development resources on the baseline LAAPD manufacturing process. As a result of these efforts, the Company developed a new manufacturing process which it anticipates will significantly improve both reliability and process yields. In July 1996, the Company filed for a patent seeking protection of the new manufacturing process, and has begun to aggressively market LAAPD products to original equipment manufacturers. The Company anticipates increasing volume from sales of LAAPD products made with its newly developed manufacturing process. The Company has a number of customers who are early adopters and evaluators of the technology and believes that demonstration of these applications and evaluations will help to develop the marketplace.

Development contract revenues decreased 80% during Q3 97, from $317,000 in Q3 96 to $64,000 in Q3 97; and decreased 7% during YTD 97, from $534,000 in YTD 96 to $494,000 in YTD 97. This is primarily due to two development contracts for which work did not build up until the second and third quarters of fiscal 1996. The Company was awarded a Phase II Department of Energy (DOE) grant of approximately $750,000 in June 1995 based upon the success of a Phase I effort, and in December 1995, was awarded a $1.1 million contract from the Advanced Research
Projects Agency of the Pentagon and the Aircraft Division of the Naval Air Warfare Center (ARPA/NAWC). These types of government development contracts are typically multi-year awards and are subject to periodic review and cancellation by the government due to a variety of reasons including a lack of funding. During Q3 97 revenues from the DOE contract began to wind down as the contract approached completion. Revenues from the ARPA/NAWC contract were impacted by a delay in funding from the customer. Funding was awarded in January 1997 to complete option one of the contract. Revenues from work on the DOE contract will conclude during Q4 97 as the contract will be completed. Revenues from work on ARPA/NAWC option one should resume later in Q4 97 and continue through fiscal 1998.

COSTS AND EXPENSES
Cost of product sales decreased by $180,000 during Q3 97 and by $602,000 during YTD 97 compared to Q3 96 and YTD 96. These decreases were primarily due to lower product shipments. Cost of product sales as a percent of product sales increased by 5% in Q3 97 compared to Q3 96 and by 2% in YTD 97 compared to YTD 96 due to a lower absorption of fixed costs as a result of lower volume.

Research and development ("R&D") costs decreased by $190,000 (32%) to $408,000 in Q3 97 compared to Q3 96 and decreased by $17,000 (1%) during YTD 97 compared to YTD 96. The decrease in R&D costs is primarily due to the lower level of R&D effort on government contracts (see "Revenues" above) and the Company's success in improving manufacturing processes for LAAPD devices (see patent filing in "Revenues" above). In addition, the Company has better controlled internal R&D activities. R&D costs have varied significantly in the past, and may continue to do so, due to the level of activity associated with development contracts as well as the number and complexity of new process and product development projects, the qualification of new process developments and customer evaluation and acceptance of new products. The Company is currently developing LAAPD imaging arrays which the Company believes will have the greatest future market potential within the line of LAAPD products. An acceleration in development and/or efforts to bring this technology into production could substantially impact R&D costs.

Marketing and sales expenses increased by $75,000 (46%) to $237,000 in Q3 97 compared to Q3 96 and by $204,000 (42%) to $686,000 for YTD 97 compared to YTD
96. The increases from both periods were primarily due to expenses incurred in the Core Business where the Company has increased manpower and incurred higher marketing costs compared to the prior year. This increase was expected, as the Company pursues its plan to grow the Core Business. In addition, sales and marketing expenditures had been deferred back in the first half of fiscal 1996 awaiting the successful completion of a private placement offering (See Liquidity and Capital Resources). Marketing and sales expenses associated with the LAAPD Business increased slightly due to increased advertising and should begin to increase more significantly as the Company begins to commercialize the LAAPD family of products.

General and administrative expenses decreased by $78,000 (22%) to $276,000 in Q3 97 compared to Q3 96 and increased by $142,000 (13%) to $1,216,000 in YTD 97 compared to YTD 96. The YTD increase is primarily due to a one-time reorganization charge of approximately $288,000 related to management changes accrued in Q2 97. Other YTD general and administrative expenses decreased by $146,000 (14%) in YTD 97 compared to YTD 96. The decrease between Q3 periods is primarily due to lower personnel costs. The decrease between YTD periods before impact of the one-time reorganization charge is primarily due to lower personnel and insurance costs.

Other income decreased by $17,000 (27%) in Q3 97 compared to Q3 96 and increased by $37,000 (36%) in YTD 97 compared to YTD 96 due to interest income associated with the Company's cash balances. The Company completed a private placement in Q3 96 (See Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES

At December 29, 1996, the Company had cash and cash equivalents of $3.1 million, working capital of $3.9 million and an accumulated deficit of $17.1 million. The Company's cash and cash equivalents decreased by $920,000 during the nine months ended December 29, 1996. Cash of $707,000 was used for operating activities. Cash of $240,000 was used for purchases of capital equipment, compared to $69,000 during the comparable period of the prior year. Capital spending was lower during the first half of fiscal 1996 as the Company conserved its resources pending receipt of additional equity financing.

To enable the Company to meet its capital commitment needs, the Company historically has relied upon proceeds from private placement equity financing, bank lines of credit and loans from stockholders. At December 29, 1996, no amounts were outstanding under any bank line-of-credit and there were no stockholder loans to the Company. On August 15, 1995, the Company completed a $3,000,000 private placement offering in which it issued 2,400,000 shares of Class A Common Stock.

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

FORWARD LOOKING STATEMENTS

The information contained herein includes forward looking statements that are based on assumptions that management believes to be reasonable but are subject to inherent uncertainties and risks including, but not limited to, unforseen technological obstacles which may prevent or slow the development and/or manufacture of new products, limited (or slower than anticipated) customer acceptance of new products which have been and are being developed by the Company (particularly its LAAPD product line), a decline in the general demand for optoelectronic products and the cancellation of certain U.S. Government contracts due to a variety of reasons including a lack of funding.

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

Dated: February 13, 1997