Form 10-K
period 1997-03-30
ADVANCED PHOTONIX INC
filed 1997-06-30
CIK 869986

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 30, 1997

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No

As of June 2, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $8,900,000.

As of June 2, 1997, there were 10,717,493 shares of Class A Common Stock and 137,002 shares of Class B Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  registrant's   knowledge,  in  any  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)
                            -----

                       DOCUMENTS INCORPORATED BY REFERENCE

           Part I, Item 9 - The Current Report on Form 8-K, amended by
                        8-K/A, Dated January 26, 1995, is
                        incorporated herein by reference.

Item 1.  BUSINESS

General
-------

Advanced Photonix, Inc.(R) (with its subsidiary, Silicon Detector Corporation, a California corporation ("SDC"), hereafter referred to together as the "Company") is engaged in the development and manufacture of proprietary and other solid state light and radiation detection devices. The Company believes that its proprietary Avalanche Photodiode ("APD") technology represents a leading-edge advancement in photodetection and imaging.

The Company was incorporated under the laws of the State of Delaware on June 22, 1988 as a wholly- owned subsidiary of Xsirius, Inc. ("Xsirius") under the name Xsirius Photonics, Inc. The Company changed its name to Advanced Photonix, Inc. on November 13, 1990. Xsirius changed its name to Advanced Detectors, Inc. ("ADI") on December 27, 1995.

The Company's proprietary technology extends the capability of the traditional APD by introducing a large surface area silicon device or Large Area Avalanche Photodiode (the "LAAPD"). The Company believes that the LAAPD is an alternative to photomultiplier vacuum tubes ("PMTs"), which have been used for many years as the primary technological solution for highly sensitive light detection in certain measurement, control and monitoring applications used in industrial, medical, military, scientific and commercial settings.

The LAAPD and PMT are at the highly complex and engineered end of the spectrum of activities in the photonics industry, which encompasses all light detection devices and associated electronic components. Fundamentally, photodetection devices sense light of varying intensity and convert the light detected to electronic signals that cause the systems of which they are a part to respond in programmed ways. The photonics industry includes other custom-engineered devices of less complexity than the LAAPD and the PMT such as PIN (Positive-Intrinsic-Negative) photodiodes.

The Company early-on saw advantages of being able to offer both the existing PIN photodiode technology and the LAAPD, thereby having a full line of solid state photodetectors. In addition, the Company needed a manufacturing facility with semiconductor production capability for its LAAPD device similar to that required for PIN photodiodes. After an Initial Public Offering in February 1991, the Company acquired SDC in September 1991 to provide a sales base of photodetector products and a manufacturing facility and capability which could be used for its LAAPD devices. SDC manufactured and marketed custom-engineered and other photodetection devices and had sales of approximately $4 million in the twelve months ended July 31, 1991. In March 1992, the Company acquired from Applied Solar Energy Corporation ("ASEC") the inventory, equipment, intellectual property rights and customer order board of ASEC relating exclusively to the production, development, sales and maintenance of ASEC's solid state photodetector products. By June 1992, these assets had been integrated with the existing SDC business in the Company's facility in Camarillo, CA. In addition to using the SDC facility as a development and manufacturing site for the LAAPD, the Company has continued the photodetector business of both SDC and ASEC under the Company name. This complementary, non-LAAPD "core business" is profitable and, together with equity financing, has provided the funds to enable the Company to continue development of the LAAPD technology.

Products
--------

The Company designs and manufactures optoelectronic semiconductor based components and hybrid assemblies. While the Company was founded in 1988, the acquired business base of SDC can be traced to 1977 and for the photo sensor business of ASEC (a business formerly known as Advanced

Optoelectronics) to the early 1960's. Therefore, even though the Company was formed in 1988, it draws upon over 30 years of optoelectronic, product manufacturing experience. The Company's product line includes:

o    Spectrally   enhanced  single  and  multi-element   PIN   photodetectors

o    Photodetector/preamplifier hybrids

o    Military/commercial aerospace products

o    Custom  optoelectronic   products,   including  visible  and  non  visible
     (infrared) light-emitting diodes ("LEDs"), LED displays and indium gallium arsenide ("InGaAs") photodetectors

o Patented technology integrating spectrally enhanced filters with silicon photodiode applications (Spectrode(TM))

o    Small Area Avalanche photodiodes

o    Large Area Avalanche photodiodes

The Company supplies detectors for military/commercial aerospace and other High Reliability ("Hi-Rel") applications. Hi-Rel devices are those which are designed, manufactured, screened and qualified to function under exceptionally severe levels of environmental stress. The Company has many years of experience in supplying Hi-Rel devices which require modern wafer fabrication techniques, dedicated assembly area, and a well equipped test lab. Hi-Rel products manufactured by the Company include:

o Multi-Element Detector Pre-Amplifier assembly employed on the optical fuse used on the Rolling Airframe Missile (RAM)

o    Narrow and Wide Field of View  detectors  used in  various  TOW  Missile
     Trackers

o Common Module LED Array qualified with the Center for Night Vision Electro Optics for use in displaying thermal images in various night sights

o    Quadrant   Photodetector   used   in  the   autocollimator   for   airborne
     navigation/FLIR PODs

o Multi-Element Detector Arrays used in space-based optical encoders for Space Shuttle Arm Control

The Company's patented Spectrode(TM) technology integrates optical coatings directly on photodiode chips, replacing previous conventional technology that requires a separate filter glass or pigmented epoxy be assembled to the top of a detector. While the technology offers a simpler design and lower cost, reliability and performance are improved because the integrated design is resistant to moisture, shock and vibration. Special packaging of this technology allows for unique applications whereby both front and back detector surfaces can be utilized for light detection.

The Company's Small Area Avalanche Photodiodes ("SAAPDs" -- see description of avalanche photodiode below) utilize a chip fabricated with a silicon epiplanar reach-through structure. SAAPDs have been designed for a variety of very low-light level applications and cover the wavelength from 500 nm to 1000 nm. Applications include optical communication, high-sensitivity bar code reading and laser range finding including applications used in golf.

Large Area Avalanche Photodiode Technology
------------------------------------------

An Avalanche Photodiode is a specialized silicon photodiode capable of sensing very low levels of light through an internal gain phenomenon known as "avalanching". This fundamental performance characteristic is not present in the more conventional PIN photodiode technology.

The first APD was developed in the late 1960's and gave promise as a solid state replacement for the photomultiplier vacuum tube for sensing extremely low levels of electromagnetic radiation. However, design and manufacturing limitations have generally restricted APDs to small diameters (5mm or less) that can only be practically used with optical fiber, thus sharply limiting the range of useful applications.

The Company has developed and patented various aspects of an LAAPD with dimensions of up to 25 mm and active surfaces comparable to those of the PMT. The LAAPD is a fast pulse detector of low light levels spanning the near UV (ultraviolet), visible, and near IR (infrared) spectra, and, when coupled to a scintillator, of x-rays and gamma-rays. It is also sensitive to electrons accelerated to potentials greater than a few thousand electron-volts. The LAAPD offers capabilities well beyond those of the existing primary photodetection devices -- the PIN photodiode, the small area APD and the PMT. Its advantages over PIN photodiodes include higher sensitivity at higher bandwidths. Its advantages over small area APDs include larger active areas to collect more light when the source is diffused and greater sensitivity up to about an order of magnitude. Its advantages over PMTs include greater counting sensitivity to pulses above 500 photons in the visible and near IR spectra, higher dynamic range by two orders of magnitude, a more rugged structure suitable for operation in harsh environments, and immunity in high level magnetic fields. Its advantages over PMTs were greatly extended during fiscal year 1995 when the Company demonstrated that LAAPDs could be made to be 4 to 7 times more sensitive than PMTs to ultra-violet light. Ultra-violet sensitivity is crucial for some experiments in high energy and particle physics known as calorimeters. The improvement in ultra-violet sensitivity will also facilitate the design of more powerful imaging and analytical instruments for the medical, chemical, and biological markets.

The Company suspended most shipments of LAAPD products during the fiscal year ended April 2, 1995 when it realized that its devices had significant performance and reliability problems. Since that time, the Company has focused its research and development resources on improving upon its baseline LAAPD manufacturing process to produce devices with both good performance and improved reliability as well as with reasonable process yields. As a result of improvements in its baseline manufacturing process, the Company resumed shipping LAAPD based products during fiscal 1996. The Company continues to focus its efforts on optimizing the manufacturing process, reducing costs and further enhancing reliability with respect to these products.

The Company expects, but there is no assurance, that its proprietary APD technology, employed in the development of the LAAPD, will form the basis for continuing the investigation and potential commercial development of other lines of advanced silicon avalanche photonics products which will have a broader range of commercial and military applications than the PMT and PIN arrays. For example:

o LAAPD Arrays -- the Company's patented technology where the rear surface of an LAAPD is segmented to create isolated pixels, each with a separate electronic lead to be accessed in parallel fashion for imaging applications.

o Vacuum Avalanche Photodiode (VAPD) -- another patented technology which combines a photo cathode and an LAAPD in a vacuum tube and functions as a detector for high resolution, single photon-counting and low light level detection.

The Company has identified target markets for its LAAPD products based on customer evaluations and in-house tests over the past four years, and has sold over 500 prototypes of LAAPD products to third parties for testing and evaluation of possible integration into applications. Evaluation detectors continue to be sold to original equipment manufacturers ("OEMs"), engineers and scientists who report information to the Company concerning potential applications and markets, as well as suggesting improvements and pricing objectives. It is expected, but there is no assurance, that original equipment manufacturers who can take advantage of the performance capabilities of LAAPDs will be the source of repeat business for production quantities. Targeted markets which have been identified include:

o Ranging, Tracking & Imaging -- Night vision glasses, smart image surveillance/security cameras, 3D collision avoidance cameras, missile guidance, threat warning, underwater mine detection, and mapping & salvaging.

o Medical Imaging -- Detectors which image human physiology in slices, and look for pathology. Included in this category are PET scanners, CT scanners, bone densitometers and gamma cameras.

o Industrial Scanning/Process Control -- Industrial CT inspection, aerospace ice inspection, drum/flat bed scanning and semiconductor wafer defect scanning and film to video conversion.

o Analytical Chemistry -- Analyzing the chemical "recipe" of samples, from glucose levels in the blood to pesticides in ground water.

o Medical Diagnostics -- Human fluids are analyzed to diagnose a medical pathology or condition. A partial list of conditions which are diagnosed every day using photonics technology include diabetes, lipid metabolism disorders, myocardial infarction, gout, liver diseases, renal diseases, pancreatitis, anemia, and electrolyte disturbances. It is expected that this list will grow dramatically in the coming years with the explosion of methods now available to perform immunodiagnostics. Examples of forthcoming diagnostics include those targeting thyroid and sexually transmitted disease conditions.

o Environmental Monitoring -- Atmospheric meteorology LIDAR (light detection and ranging), radiation dose monitors, airborne and liquid particle measurement, optical air data systems, airport wind shear, atmospheric pollution monitoring.

o    Scientific  Research  -- The CERN Large  Hadron  Calorimeter,  high  energy
     physics  fiber   tracking,   space   particle   experiments   and  Neutrino
     experiments.

The Company's products are primarily sold as components or assemblies to original equipment manufacturers or other component manufacturers and the Company does not manufacture any end-user products within the above or any other markets.

Raw Materials
-------------

The principal raw materials used by the Company in the manufacture of its semiconductor chip components and assemblies are silicon wafers, chemicals and gases used in processing wafers, gold wire, lead frames, metal and plastic packages that house the chip and the various custom assemblies. All of these raw materials can be obtained from several suppliers. From time to time, particularly during periods of increased industry-wide demand, silicon wafers and other materials have been in short supply. However, the Company has not been materially affected by such shortages. As is typical in the industry, the Company allows for a significant lead time between order and delivery of raw materials.

Research and Development
------------------------

The Company undertakes both internally funded and customer funded research and development programs when they are in support of the Company's development objectives. The Company has obtained federal government research and development funding supporting the next generation LAAPD products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detail on these contracts. Since its inception in June 1988, the Company has incurred material amounts of research and development expenses. Although the Company believes, but cannot assure, that its research and development efforts will yield commercial results, significant additional research and development funding will still be required. During the fiscal year ended in 1997, 1996 and 1995, such expenses amounted to $1.9 million, $2.1 million and $1.9 million, respectively.

Manufacturing
-------------

Located in Camarillo, CA, the Company has an approximately 39,000 sq.ft. manufacturing facility which includes various fully equipped clean room areas from Class 100 to Class 100,000 for fabrication, processing, handling and characterizing a number of semiconductor compounds. In-house processes include photolithography, diffusion, metallization, lapping, oxide growth and parametric testing and analysis. An extensive library of different shapes and sizes is maintained to provide the customer with many options when a custom device is required. The Company estimates that these facilities, with some modifications, will be sufficient to accommodate the expected growth in both the core and LAAPD businesses for the foreseeable future.

The Company has made a significant investment in the area of production automation for its core business, which has enhanced manufacturing repeatability and reliability, leading to higher quality and lower cost for finished products. The automation techniques are employed on many different package configurations, including PC boards, ceramic substrates, dual in-line and TO style packages.

For high volume/low cost manufacturing, the Company maintains a strategic alliance with an optoassembly facility in the Pacific Rim. That facility uses the latest in assembly and test equipment, and employs a Company approved quality program which includes Statistical Process Control (SPC) and a preventive maintenance program. The Facility is UL, FDA and ISO 9002 approved. All Pacific Rim manufactured products are assembled in a Class 100,000 clean room.

Environmental Regulations
-------------------------

The photonics industry, similar to the semiconductor industry, is subject to governmental regulations for the protection of the environment, including those that relate to air and water quality, solid and hazardous waste handling and the promotion of occupational safety.

Various  federal,  state and local laws and  regulations  require the Company to maintain certain environmental permits. The Company believes that it has obtained all necessary environmental permits to conduct its manufacturing. Changes in the aforementioned federal and state environmental laws and regulations or enactment or promulgation of new laws and regulations could require increases in operating costs and delays or interruptions of operations and may require additional capital expenditures.

Backlog and Customers
---------------------

The Company's sales are made primarily pursuant to standard purchase orders for delivery of products. However, by industry practice, orders may be canceled or modified at any time, with the customer being responsible for all finished goods, all costs, direct and indirect, incurred by the Company and a reasonable allowance for anticipated profits. No assurance can be given that such amounts will be received by the Company after cancellation. The Company had approximately $5.2 million of backlog at the end of fiscal 1997 compared with a backlog of approximately $4.7 million at the end of fiscal 1996. The Company expects that approximately $3.9 million of the backlog orders will be filled in the current fiscal year.

The Company currently supplies core business products in support of satellites, aircraft and ground vehicle missile guidance and tracking systems. Product sales to affiliates and divisions of Hughes Aircraft Company, in the aggregate over several programs, represent approximately 19% of the Company's revenues for the year ended March 30, 1997.

Customers normally purchase the Company's products and incorporate them in products that they in turn sell into their own markets on an ongoing basis. As a result, the Company's sales are dependent upon the success of its customers' products, and its future performance is dependent upon its success in finding new customers and receiving new orders from existing customers.

Marketing
---------

The Company markets its products in the United States and Canada through its own technical sales staff and through independent sales representatives. International sales, principally Western Europe and Japan, are conducted through foreign distributors.

In marketing LAAPD products, the Company has recognized that it must compete with producers of PMTs, which have dominated low light level detection markets for many years. Even if the Company can establish that its LAAPDs are a potential alternative to PMTs for certain commercial applications, and assuming that testing of the LAAPD currently being conducted by OEMs and other third parties proves successful, the ability to successfully market its LAAPD devices on a volume basis will be substantially dependent upon the willingness of potential customers who currently use PMTs to incur the substantial expense and expend the time and effort necessary for the redesign of their products to accommodate the LAAPD devices.

The Company pursues marketing efforts related to securing government contracts and subcontracts to fund continued research and product development based on its APD technology. Such efforts encompass subcontracts with industrial partners as well as contracts directly with agencies of the federal government. During fiscal 1997, revenues from these efforts represented approximately 9% of total revenue.

Competition
-----------

The Company competes with a range of companies for the custom optoelectronic and silicon photodetector requirements of vendors of medical instruments, computer peripherals, a variety of industrial products and specialized military and commercial aerospace applications. The Company believes its principal competitors for sales of custom devices are small to medium size companies. Because the Company specializes in custom devices requiring a high degree of engineering expertise to meet the requirements of specific applications, it generally does not compete to any significant degree with other large United States, European or Far Eastern manufacturers of standard "off-the-shelf" optoelectronic components or silicon photodetectors.

The Company believes that the principal competition for its silicon LAAPD photodetection devices lies with producers of PMTs, the only product currently available for many of the applications for which the Company's LAAPD products are designed. The Company believes that there are a number of manufacturers of PMTs, most of which have significantly greater financial, technological, marketing and personnel resources than the Company. In addition, several companies produce solid state detectors based on small area APD technology. Although a few additional photodetector companies are engaged in developing APDs, the Company believes that most of these companies are limited by their technology to small area APD devices which the Company believes are considerably less useful than the Company's LAAPD devices in broadening the applicability of APD technology to imaging and the sensing of extremely low light levels. The Company's LAAPD products have an electronic signal gain approaching 1,000, while typical small area APD devices have a gain of about 100 and, therefore, are not competitive with the Company's LAAPD devices in certain applications.

PMTs were first invented in the 1940's. It is possible that existing PMT manufacturers or other photodetector manufacturers will begin APD development and eventually manufacture competitive APD devices. Additionally, RMD Corporation ("RMD"), a research and development company, has produced Large Area APD devices similar to devices under development by the Company, and the Company believes RMD has delivered several devices to customers for testing and possible application.

Proprietary Technology
----------------------

The Company has been issued patents as follows:

US PATENT NO.          DESCRIPTION                    DATE ISSUED
--------------------------------------------------------------------------------
5,021,854    Silicon Avalanche Photodiode Array     June 1991
5,057,892    Light Responsive Avalanche Diode       October 1991
5,146,296    Devices for Detecting and/or           September 1992
             Imaging Single Photoelectron
5,477,075    Solid State Photodetector With         December 1995
             Light-Responsive Rear Face
5,311,044    Avalanche Photomultiplier Tube         May 1994
4,717,946    Thin Line Junction Photodiode          Acquired in ASEC Acquisition
4,782,382    High Quantum Efficiency                Acquired in ASEC Acquisition
             Photodiode Devices



Other patent submissions are currently under review by the U.S. Patent and Trademark Office. There can be no assurance that the pending patent applications will issue as patents, that any issued patents will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent owned by the Company or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of a patent would be substantial. If the Company is unable to obtain patents for its proposed applications, other entities may exploit the Company's developments in APD technology. Furthermore, there can be no assurance the Company's APD technology will not infringe patents or other rights owned by others, licenses to which may not be available to the Company. Based on limited patent searches, contacts with others knowledgeable in the field of APD technology and a review of pertinent published materials, to the Company's knowledge, its competitors hold no patents, licenses or other rights to the APD technology which would preclude the Company from pursuing its intended operations or from obtaining patent protection for its proposed applications.

In some cases, the Company may rely on trade secrets to protect its innovations. There can be no assurance that trade secrets will be established, that secrecy obligations will be honored or that others will not independently develop similar or superior technology. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to Company projects, disputes may arise as to the proprietary rights to such information which may not be resolved in favor of the Company.

Employees
---------

At June 2, 1997 the Company employed 66 full-time employees, including 3 officers, 5 LAAPD engineering and development personnel, 48 operations personnel, 7 sales and marketing personnel (including 1 officer), and 6 general administrative personnel (including 2 officers). The Company may, from time to time, engage personnel to perform consulting services and to perform research and development under third party funding. In certain cases, the cost of such personnel may be included in the direct cost of the contract rather than as payroll expense.

Item 2.        Properties
               ----------

The Company leases its executive offices, research, marketing and manufacturing facility which consists of approximately 39,000 square feet in a building complex located at 1240 Avenida Acaso, Camarillo, California. The lease expires in September 1998. The Company believes that its existing facility is adequate to meet its needs for the foreseeable future. See "Business - Manufacturing."

Item 3.        Legal Proceedings            None

Item 4.        Submission of Matters to a Vote of Security Holders:

The Company's Annual Stockholders' Meeting was held on October 16, 1996. The following persons were elected to the Company's Board of Directors to serve until the next Annual Meeting of the Stockholders and until their respective successors have been duly elected and qualified:

                      FOR         WITHHELD            TOTAL
                      ---         --------            -----
James W. Ward      8,436,246       11,000           8,447,246
James A. Gordon    8,248,846      198,400           8,447,246
Hayden Leason      8,436,246       11,000           8,447,246
Jon B. Victor      8,436,246       11,000           8,447,246


                                     PART II

Item 5.   Market for the Registrant's Securities and Related Stockholder Matters

The Company's Class A Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "API". The Company's Class B stock is not publicly traded.

At June 2, 1997, the Company had 95 holders of record for the Class A Common Stock, representing approximately 1,000 holders owning shares of Class A Common Stock in street name. On the same date, there were 21 holders of the Class B Common Stock.

The following table sets forth high and low closing prices by quarter for fiscal years 1997 and 1996.

                           Quarterly Stock Market Data

                1st Quarter     2nd Quarter        3rd Quarter     4th Quarter
               1997   1996     1997    1996       1997   1996     1997    1996
------------  -------------  ----------------  ---------------  ----------------
Common Stock(1)
      High    4 1/4  1 7/8    4 1/8   2 15/16    3 7/8    3     2 11/16   3 1/8
      Low     2 5/8    7/8    2 1/2   1 1/2      2        2     1 3/4     2 3/8
------------  -------------  ----------------  ---------------  ----------------
1 Price ranges on the American Stock Exchange

The Company has not paid any cash dividends on its capital stock. The Company intends to retain earnings, if any, for use in its business and does not anticipate that any funds will be available for the payment of cash dividends on its outstanding shares in the foreseeable future. The holders of Common Stock will not be entitled to receive dividends in any year until the holders of the Class A Redeemable Convertible Preferred Stock receive an annual non-cumulative dividend preference of $.072 per share. As of June 2, 1997, 657,000 shares of Class A Redeemable Convertible Preferred Stock had been converted into 197,000 shares of Class B Common Stock, leaving outstanding 123,000 shares of Class A Redeemable Convertible Preferred Stock. The aggregate non-cumulative annual dividend preference of such Class A Redeemable Convertible Preferred Stock is $8,856. There is no public market for the Company's Class A Redeemable
Convertible Preferred Stock or Class B Common Stock; however, such stock is convertible into Class A Common Stock at the option of the holder and upon transfer by the holder of the Class A Redeemable Convertible Preferred Stock or Class B Common Stock.


Item 6.           Selected Financial Data

                                                   1997              1996             1995              1994              1993
-------------------------------------------  ----------------  ---------------- ----------------- ----------------- ----------------
Selected Statement of Operations Data:
--------------------------------------
Revenues                                        $  6,375,000      $  7,863,000      $  6,775,000      $  6,267,000     $  7,160,000
Loss from operations                              (2,061,000)         (807,000)       (2,448,000)       (3,944,000)      (2,253,000)
Net Loss                                          (1,886,000)         (654,000)       (2,368,000)       (3,897,000)      (2,302,000)
Net Loss per share (1)                                $(0.17)           $(0.07)           $(0.28)           $(0.55)          $(0.42)
Weighted average shares outstanding (1)           10,831,000         9,988,000         8,383,000         7,075,000        5,483,000

Selected Balance Sheet Data:
----------------------------
Working capital                                 $  3,334,000      $  4,931,000      $  2,083,000      $  4,182,000     $  3,473,000
Total assets                                       6,165,000         7,706,000         5,580,000         7,835,000        7,834,000
Long-term debt, net                                  -                 -                  26,000            42,000           58,000
Redeemable convertible preferred stock                98,000            98,000            98,000           120,000          148,000
Accumulated deficit                              (17,672,000)      (15,786,000)      (15,132,000)      (12,764,000)      (8,867,000)
Stockholders' equity                               4,948,000         6,806,000         4,438,000         6,785,000        6,104,000


1  See Note 2 to Financial Statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------

RESULTS OF OPERATIONS

Fiscal year 1997 Compared to Fiscal Year 1996

REVENUES
The Company's revenues for the fiscal year ended March 30, 1997 ("1997") were $6.4 million, a decrease of 19% from revenues of $7.9 million for the fiscal year ended March 31, 1996 ("1996"). The Company believes that cutbacks in its sales and marketing efforts during fiscal 1996 impacted its ability to book new orders and resulted in lower sales during 1997. These cutbacks were a result of cash conservation measures put in place prior to the Company completing a private placement in August 1995. After receiving the additional equity financing, the Company hired and replaced employees in the sales department and otherwise increased marketing efforts including additional trade-show attendance and advertising. As a result of this refocus, bookings for the fourth quarter of 1997 were the highest in Company history ($3.5 million).

Net product sales of $5.8 million decreased $1.3 million (18%) in 1997 primarily due to a lower level of shipments of military aerospace products. Military shipments were impacted by the winding down of a missile guidance system program which is approaching the end of its life cycle. Volume in military aerospace products should increase in fiscal 1998 as the Company begins deliveries under a new, longer term military program. The Company was awarded a contract for $1.3 million under this program which, along with follow-on orders, should provide a solid base to grow revenues over the next few years. During 1997, net product sales of Large Area Avalanche Photodiode (LAAPD) products increased by $53,000 to $154,000. During 1996, the Company curtailed LAAPD production because of low reliability and yields it was obtaining in the manufacturing process. After considerable research efforts, the Company developed a new manufacturing process which it anticipates will significantly improve both reliability and process yields. In July 1996, the Company filed for a patent seeking protection of the new manufacturing process, and has begun to aggressively market LAAPD products to original equipment manufacturers. While the Company anticipates increasing volume from sales of LAAPD products made with its newly developed manufacturing process, further refinements in the manufacturing process will be required before full production can be achieved. While current demand exceeds the Company's ability to deliver, the Company expects but cannot insure that the remaining manufacturing issues can be corrected in the near-term. The Company has a number of customers who are early adopters and evaluators of the technology and believes that demonstration of these applications and evaluations will help to develop the marketplace.

Development contract revenues decreased by $233,000 (29%). The Company was awarded a Phase II Department of Energy (DOE) grant of approximately $750,000 in June 1995 based upon the success of a Phase I effort, and in December 1995, was awarded a $1.1 million contract from the Advanced Research Projects Agency of the Pentagon and the Aircraft Division of the Naval Air Warfare Center (ARPA/NAWC). These types of government development contracts are typically multi-year awards and are subject to periodic review and cancellation by the government due to a variety of reasons including a lack of funding. During the third quarter of 1997, revenues from the DOE contract began to wind down and the contract was completed. During the second half of 1997, revenues from the ARPA/NAWC contract were impacted by a delay in funding from the customer. Funding was awarded in January 1997 to complete option one of the contract and work should resume in Q1 1998.

COSTS AND EXPENSES
Cost of product sales decreased by $566,000 (13%) in 1997 and gross profit margin on net product sales decreased by 4 percentage points compared to 1996 to 33%. The decreases are attributable to lower product shipments and a related decrease in manufacturing volume efficiencies. In line with the reduction in product shipments, the Company has reduced its workforce (permanent and temporary employees from 86 to 69 during 1997) through attrition and a reduction in force in February 1997.

Research and development costs decreased by $187,000 (9%) to $1.9 million in 1997. The decrease in R&D costs is primarily due to the lower level of R&D effort on government contracts (see "Revenues" above) as well as a general reduction in internal R&D efforts as the Company focuses more on the production of the LAAPD. In addition, the Company has better controlled internal R&D activities. R&D costs have varied significantly in the past, and may continue to do so, due to the level of activity associated with development contracts as well as the number and complexity of new process and product development projects, the qualification of new process developments and customer evaluation and acceptance of new products. The Company is currently developing LAAPD imaging arrays which the Company believes will have the greatest future market potential within the line of LAAPD products. An acceleration in development and/or efforts to bring this technology into production could substantially impact R&D costs.

Marketing and sales expenses increased by $296,000 (42%) to $997,000 in 1997. The increases were primarily due to increased manpower and higher marketing costs. This increase was expected, as the Company pursues its plan for growth. In addition, sales and marketing expenditures had been deferred during 1996 awaiting the successful completion of a private placement offering (See Liquidity and Capital Resources). Marketing and sales expenses should continue to increase as the Company continues to pursue its plan for growth and commercialization of the LAAPD family of products.

General and administrative expenses increased by $223,000 (16%) to $1.6 million in 1997 primarily due to a one-time reorganization charge of approximately $323,000 related to management changes which occurred in October 1996. Other general and administrative expenses decreased by $111,000 (8%) in 1997 compared to 1996. The decline was primarily due to lower personnel and insurance costs (coverages remained constant or were improved).

Interest income in 1997 of $167,000 was $24,000 higher than 1996 as a result of higher average cash balances. In August 1995, the Company completed a private placement which increased its average cash balances during Q3 and Q4 of 1996 and all of 1997 (see Liquidity and Capital Resources).

Fiscal year 1996 Compared to Fiscal Year 1995

REVENUES
The Company's revenues for 1996 were $7.9 million, an increase of 16% from revenues of $6.8 million for the fiscal year ended April 2, 1995 ("1995"). Net product sales of $7.0 million increased $540,000 (8%) in 1996. Development contract revenues increased by $548,000 (204%) primarily due to two development contracts which were awarded during 1996 (see Revenue discussion in "Fiscal Year 1997 Compared to Fiscal Year 1996" above).

1996 net product sales increased by 8% principally from increased volume in military and commercial aerospace products. Included in these products are shipments to the Company's largest customer where the Company has been able to expand it's product offering and provide additional value added to it's product line. Higher volume in military and commercial aerospace products was partially offset by lower volume in industrial and medical products. 1996 shipments of LAAPD products were nominal and slightly lower than for 1995. During 1995, the Company suspended most shipments of its proprietary LAAPD products and curtailed LAAPD production because of a high rate of field failures and low manufacturing yields. During 1996, the Company focused essentially all research and development resources on the baseline LAAPD manufacturing process to produce devices with both good performance and improved reliability as well as with improved process yields. The Company believed these efforts were successful and resumed shipment of evaluation products during the third quarter of fiscal year 1996.

COSTS AND EXPENSES
Cost of product sales decreased by $304,000 (6%) in 1996 despite the increase in net product sales. The gross profit margin on net product sales strengthened to 37%, an increase of 10 percentage points compared to 1995. This increase in gross margin on net product sales was attributable to a number of factors including improved pricing, cost containment programs, productivity improvements and product mix improvements.

A 12%  reduction  in  personnel at the end of fiscal year 1994 (12 people out of
103) improved results of operations in each of the quarters of fiscal 1995 and 1996 by approximately $100,000, or $400,000 on a fiscal year basis. The Company again took action to reduce costs in March 1995 through another reduction in personnel and other adjustments, including consolidation of certain administrative functions.

Research and development costs increased by $247,000 (13%) to $2.1 million in 1996. The increase in R&D costs is primarily due to the higher level of R&D effort on government contracts. The portion of R&D costs not related to government contracts decreased in 1996 as compared to 1995. The Company has better controlled its internal R&D activities and has been able to obtain government funded development contracts to support its internal R&D efforts. These costs might otherwise be incurred as internal R&D without any additional funding.

Marketing and sales expenses decreased by $206,000 (23%) to $701,000 in 1996. Expenses in the core product lines decreased by $113,000 (17%) due to reductions in salary expense, advertising and commissions to outside sales representatives. The Company made a decision in fiscal year 1995 to reduce the number of independent representatives who are paid on a commission basis and increase the focus on a direct sales force. In addition, replacement of a senior level employee who resigned in March 1995 was deferred until December 1995. Marketing and sales expenses in the LAAPD product lines decreased by $93,000 (41%) due to reductions in headcount, advertising and other marketing expenses. Marketing efforts have been curtailed as the Company focused on improving the reliability of its LAAPD products. The Company has combined its sales and marketing efforts for all product lines during 1997.

General and administrative expenses decreased by $290,000 (17%) to $1.4 million in 1996. These decreases are primarily due to reductions in salaries and wages and to a reduction in fees paid to outside members of the Company's Board of Directors. The Company appointed a new President and Chief Executive Officer in May 1994 while continuing to pay the salary of the prior executive through March 1995, resulting in higher salaries and wages during 1995. Changes in the make-up of the Board of Directors during 1996 have resulted in a reduction in fees. In October 1995, the Company's Board of Directors unanimously agreed to eliminate all fees for its outside directors except for reasonable travel expenses in conjunction with regular or committee meetings. The decrease in 1996 versus 1995 expenses was somewhat offset by higher legal fees due to a higher level of patent reviews and general corporate matters.

Interest income in 1996 of $143,000 was $41,000 higher than 1995 as a result of higher average cash balances. In August 1995, the Company completed a private placement which increased its average cash balances for 1996 (see Liquidity and Capital Resources).

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 30, 1997, the Company had cash, cash equivalents and short-term investments of $2.7 million, working capital of $3.3 million and an accumulated deficit of $17.7 million. The Company's cash, cash equivalents and short-term investments decreased $1.4 million during the twelve months ended March 30, 1997. Cash of $1.1 million was used for operating activities, including an increase in net inventories of $288,000. Capital spending during 1997 was $331,000 compared to $82,000 during 1996. Capital spending was lower during 1996 as the Company conserved its resources pending receipt of additional equity financing.

The Company's LAAPD technology is still considered to be in the development stage and subject to risks inherent in the development of products based on new technologies. These risks include getting the invention out of the laboratory and into actual use in the field and stepping up production from the prototype (early) stages of manufacturing. To enable the Company to meet its capital commitment needs, the Company historically has supplemented cash operating needs with proceeds from private placement equity financing, bank lines of credit and loans from stockholders. At March 30, 1997, no amounts were outstanding under any bank line-of-credit and there were no stockholder loans to the Company. On August 15, 1995, the Company completed a $3,000,000 private placement offering in which it issued 2,400,000 shares of Class A Common Stock.

The Company has used the proceeds of its private placement offering to implement its strategic business plan, which focuses on growing the core business, bringing initial LAAPD products to market and developing proof- of-concept demonstration LAAPD Arrays which are expected to prove helpful in securing future financing and strategic partners. The continued development of LAAPD Arrays beyond the proof-of-concept phase may require additional funds.

The Company believes that the moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or operating results.

FORWARD LOOKING STATEMENTS

This Annual Report includes forward looking statements that are based on assumptions that management believes to be reasonable but are subject to inherent uncertainties and risks including, but not limited to, unforseen technological obstacles which may prevent or slow the development and/or manufacture of new products, limited (or slower than anticipated) customer acceptance of new products which have been and are being developed by the Company (particularly its LAAPD product line), and a decline in the general demand for optoelectronic products.

Item 8.    Financial Statements and Supplementary Data

The following consolidated financial statements of Advanced Photonix, Inc. are included in Item 8.

                                                                      Page
Report of Independent Public Accountant                                15

Consolidated Statements of Operations
for each of the three years in the period ended March 30, 1997         16

Consolidated Balance Sheets at March 30, 1997 and March 31, 1996      17-18

Consolidated Statements of Stockholders' Equity
for each of the three years in the period ended March 30, 1997         19

Consolidated Statements of Cash Flows
for each of the three years in the period ended March 30, 1997         20

Notes to Consolidated Financial Statements                            21-28


All other schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are disclosed in the consolidated financial statements, or are inapplicable and, therefore, have been omitted.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Advanced Photonix, Inc.:

We have audited the accompanying consolidated balance sheets of Advanced Photonix, Inc. (a Delaware Corporation) and Subsidiary as of March 30, 1997 and March 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Photonix, Inc. and Subsidiary as of March 30, 1997 and March 31, 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                 ARTHUR ANDERSEN LLP

Los Angeles, California
May 23, 1997


                                                  ADVANCED PHOTONIX, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS


For each of the three years
in the period ended March 30, 1997                                1997                  1996                  1995
----------------------------------------------------  --- ------------------ -- ------------------ -- ------------------
  REVENUES
   Net product sales                                            $ 5,792,000          $  7,047,000          $  6,507,000
   Development contracts                                            583,000               816,000               268,000
                                                          ------------------    ------------------    ------------------
                                                                  6,375,000             7,863,000             6,775,000
                                                          ------------------    ------------------    ------------------

  COSTS AND EXPENSES
   Cost of product sales                                          3,900,000             4,466,000             4,770,000
   Research and development                                       1,912,000             2,099,000             1,852,000
   Marketing and sales                                              997,000               701,000               907,000
   General and administrative                                     1,627,000             1,404,000             1,694,000
                                                          ------------------    ------------------    ------------------
                                                                  8,436,000             8,670,000             9,223,000
                                                          ------------------    ------------------    ------------------

  LOSS FROM OPERATIONS                                           (2,061,000)             (807,000)           (2,448,000)
                                                          ------------------    ------------------    ------------------

  OTHER INCOME (EXPENSE)
   Interest expense                                                     -                  (3,000)               (4,000)
   Interest income                                                  167,000               143,000               102,000
   Other, net                                                         8,000                13,000               (18,000)
                                                          ------------------    ------------------    ------------------
                                                                    175,000               153,000                80,000
                                                          ------------------    ------------------    ------------------
  NET LOSS - $(.17), $(.07), $(.28) per share                  $ (1,886,000)         $   (654,000)         $ (2,368,000)
                                                          ==================    ==================    ==================


                                       See  notes  to   consolidated   financial statements.

                                                            16

                                                  ADVANCED PHOTONIX, INC.

                                                CONSOLIDATED BALANCE SHEETS

                                                                             March 30,                March 31,
                                                                               1997                     1996
--------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                   $  1,217,000             $  4,042,000
   Short-term investments                                                         1,459,000                     -
   Accounts receivable, less allowance of $83,000 in 1997 and
     $105,000 in 1996                                                               642,000                  792,000
   Inventories                                                                    1,074,000                  813,000
   Prepaid expenses and other current assets                                         61,000                   86,000
                                                                               ------------             ------------
        Total Current Assets                                                      4,453,000                5,733,000
                                                                               ------------             ------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost                                     3,331,000                3,198,000
   Less accumulated depreciation and amortization                                (2,364,000)              (2,038,000)
                                                                               ------------             ------------
                                                                                    967,000                1,160,000
                                                                               ------------             ------------
OTHER ASSETS
   Goodwill, net of accumulated amortization of
     $186,000 in 1997 and $152,000 in 1996                                          650,000                  684,000
   Patents, net of accumulated amortization of
     $21,000 in 1997 and $9,000 in 1996                                              40,000                   53,000
   Other                                                                             55,000                   76,000
                                                                               ------------             ------------
                                                                                    745,000                  813,000
                                                                               ------------             ------------
                                                                               $  6,165,000             $  7,706,000
                                                                               ============             ============

                                      See   notes  to   consolidated   financial statements.

                                                            17

                                                  ADVANCED PHOTONIX, INC.

                                                CONSOLIDATED BALANCE SHEETS
                                                                               March 30,                  March 31,
                                                                                  1997                       1996
------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable                                                            $    295,000              $    167,000
   Accrued expenses:
        Salaries and employee benefits                                              451,000                   293,000
        Warranty                                                                     95,000                    95,000
        Other                                                                       278,000                   247,000
                                                                               ------------              ------------
        Total Current Liabilities                                                 1,119,000                   802,000
                                                                               ------------              ------------

REDEEMABLE CONVERTIBLE PREFERRED STOCK AT REDEMPTION VALUE                           98,000                    98,000
                                                                               ------------              ------------

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
   Class A Common Stock, par value $.001 per share; authorized
   50,000,000 shares;
         1997--10,717,493 shares issued and outstanding
         1996--10,631,186 shares issued and outstanding                              11,000                    10,000
   Class B Common Stock, par value $.001 per share; authorized
   4,420,113 shares;
         1997--159,225 shares issued and 137,002 outstanding
         1996--193,003 shares issued and 170,780 outstanding                           -                         -
   Additional paid-in capital                                                    22,659,000                22,632,000
   Less cost of 22,223 shares of Class B Common Stock in
   Treasury in 1997 and 1996                                                        (50,000)                  (50,000)
   Accumulated deficit                                                          (17,672,000)              (15,786,000)
                                                                               ------------              ------------
                                                                                  4,948,000                 6,806,000
                                                                               ------------              ------------
                                                                               $  6,165,000              $  7,706,000
                                                                               ============              ============

                                      See   notes  to   consolidated   financial statements.

                                                      ADVANCED PHOTONIX, INC.

                                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                       Class A            Class B                    Class B Common
For each of the three years         Common Stock       Common Stock      Additional  Treasury Stock
in the period ended                 ------------       ------------       Paid-in    ---------------     Accumulated
March 30, 1997                   Shares     Amount   Shares     Amount    Capital    Shares   Amount       Deficit         Total
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT APRIL 3, 1994        6,775,225  $ 7,000  1,605,741  $ 2,000  $19,590,000  22,223  $(50,000)  $(12,764,000)   $ 6,785,000
Conversion of Redeemable
 Convertible Preferred Stock         -        -         8,100     -          22,000    -         -              -            22,000
Conversion of Class B Common
 Stock                            281,413     -      (281,413)  (1,000)        -       -         -              -            (1,000)
Net loss for the year                -        -          -        -            -       -         -        (2,368,000)    (2,368,000)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT APRIL 2,1995         7,056,638    7,000  1,332,428    1,000    9,612,000  22,223   (50,000)    (15,132,000)    4,438,000
Issuance of Class A
 Common Stock                   2,400,000    2,000       -        -       2,992,000    -         -               -        2,994,000
Conversion of Class B
 Common Stock                   1,161,648    1,000 (1,161,648)  (1,000)        -       -         -               -             -
Exercise of Warrants
 and Options                       12,900     -          -        -          28,000    -         -               -           28,000
Net loss for the year                -        -          -        -            -       -         -           (654,000)     (654,000)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 31, 1996      10,631,186   10,000    170,780     -      22,632,000  22,223   (50,000)    (15,786,000)    6,806,000
Issuance Costs on Sale of
 Class A Common Stock                -        -          -        -         (18,000)   -         -               -          (18,000)
Conversion of Class B
 Common Stock                      33,778     -       (33,778)    -            -       -         -               -             -
Exercise of Warrants
 and Options                       52,529    1,000       -        -          45,000    -         -               -           46,000
Net loss for the year                -        -          -        -            -       -         -         (1,886,000)   (1,886,000)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 30, 1997      10,717,493  $11,000    137,002   $ -     $22,659,000  22,223  $(50,000)   $(17,672,000)  $ 4,948,000
====================================================================================================================================

                                              See    notes    to    consolidated financial statements.

                                                        ADVANCED PHOTONIX, INC.

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the three years in the period ended March 30, 1997                     1997               1996           1995
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                                    $(1,886,000)     $  (654,000)     $(2,368,000)
   Adjustments to reconcile net loss to net cash provided by (used in)
   operating activities:
        Depreciation                                                               524,000          539,000          539,000
        Amortization                                                                66,000           55,000           56,000
        Decrease in market value of investments                                       -                -              26,000
        (Gain) loss on disposal of fixed assets                                       -              (4,000)           2,000
   Changes in assets and liabilities:
        Short-term investments                                                  (1,459,000)            -                -
        Accounts receivable                                                        150,000          328,000         (177,000)
        Inventories                                                               (288,000)         219,000           66,000
        Prepaid expenses and other current assets                                   25,000          (40,000)          69,000
        Other assets                                                                 2,000           (2,000)           7,000
        Accounts payable and other accrued expenses                                317,000         (116,000)          86,000
        Advances                                                                    27,000          (84,000)          76,000
                                                                               -----------      -----------      -----------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                           (2,522,000)         241,000       (1,618,000)
                                                                               -----------      -----------      -----------
  CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                           (331,000)         (82,000)        (319,000)
   Purchase and maturity of  investments, net                                         -                  -         2,140,000
                                                                               -----------      -----------      -----------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             (331,000)         (82,000)       1,821,000
                                                                               -----------      -----------      -----------
  CASH FLOWS FROM FINANCING ACTIVITIES
   Sales of common and/or preferred stock, net of issuance costs                   (17,000)       2,994,000             -
   Proceeds from exercise of stock options and warrants                             45,000           28,000             -
   Repayment of long-term debt                                                        -             (42,000)         (48,000)
                                                                               -----------      -----------      -----------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                               28,000        2,980,000          (48,000)
                                                                               -----------      -----------      -----------
  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (2,825,000)       3,139,000          155,000
  CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                 4,042,000          903,000          748,000
                                                                               -----------      -----------      -----------
  CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $ 1,217,000      $ 4,042,000      $   903,000
                                                                               ===========      ===========      ===========

                                             See notes to consolidated financial statements.

                             ADVANCED PHOTONIX, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 30, 1997

NOTE 1 - LINE OF BUSINESS AND BUSINESS RISKS

Advanced Photonix, Inc. (together with its subsidiary Silicon Detector Corporation ("SDC"), the "Company"), founded in 1988 as a research and development company, designs and manufactures optoelectronic semiconductor based components and hybrid assemblies (the "core business") and is engaged in the development and manufacture of proprietary and other solid state light and radiation detection devices, including proprietary advanced solid state silicon photodetection devices which utilize Large Area Avalanche Photodetection ("LAAPD") technology.

The Company has an accumulated deficit of $17,672,000 as of March 30, 1997, and has incurred losses since inception. The Company's LAAPD technology is still considered to be in the development stage and subject to risks inherent in the development of products based on new technologies. These risks include getting the invention out of the laboratory and into actual use in the field and stepping up production from the prototype (early) stages of manufacturing. In order to fund these development efforts, the Company historically has relied upon proceeds from equity financings, bank lines-of-credit and loans from stockholders. At March 30, 1997, no amounts were outstanding under any bank line-of-credit and there were no stockholder loans to the Company.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year: The Company's fiscal year ends on the last Sunday in March. Fiscal years in the three-year period ended March 30, 1997, each contain fifty-two weeks.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SDC. All significant intercompany accounts and transactions have been eliminated.

Cash, cash equivalents and short-term investments: The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents. Short-term investments are comprised of readily marketable debt securities with remaining maturities of more than 90 days at date of purchase. The short-term investments are all considered trading securities and are bought and held principally for the purpose of selling in the near term. Cash flows from purchases and sales of trading securities are classified as cash flows from operating activities.

The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. The Company places its cash equivalents and short-term investments in investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer. As of March 30, 1997, the Company had cash, cash equivalents and short-term investment balances of $2,576,000 at various financial institutions and in various highly liquid investments which were in excess of federally insured amounts.

Credit risk: Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables generally are due within 60 days. A significant portion of revenues and accounts receivable are with U.S. Government contractors, including approximately 19%, 16% and 17% of revenues from a major customer for the fiscal years ending 1997, 1996 and 1995, respectively. In fiscal 1997, the Company had export sales of approximately $800,000 to customers in Canada, Germany, Great Britain and Sweden (none of which was individually greater than 10% of total revenues).

Inventories: Inventories, which include material, labor and manufacturing overhead are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:

                                March 30, 1997           March 31, 1996
                                --------------           --------------
  Raw materials                  $    336,000             $   245,000
  Work in progress                    586,000                 448,000
  Finished products                   152,000                 120,000
                               ---------------           --------------
                                  $ 1,074,000             $   813,000
                               ===============           ==============

Equipment and leasehold improvements: Equipment and leasehold improvements are stated on the basis of cost or estimated fair market value on the date acquired. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or lease term ranging from five years to eleven years. The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization are removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations. Equipment and leasehold improvements consist of the following:

                                          March 30, 1997          March 31, 1996
                                          --------------          --------------
Laboratory equipment                        $2,570,000              $2,411,000
Furniture, fixtures and office equipment       365,000                 448,000
Leasehold improvements                         315,000                 309,000
Construction in progress                        81,000                  30,000
                                         ---------------          --------------
                                            $3,331,000              $3,198,000
                                         ===============          ==============

Patents: Patents represent costs incurred in connection with patent applications. Such costs are amortized using the straight-line method over the useful life of the patent once issued, or expensed immediately if any specific application is unsuccessful. Amortization expense was $12,000; $2,000 and $2,000 for the fiscal years 1997, 1996 and 1995, respectively.

Goodwill: The excess of cost over the purchase price of acquired net assets is amortized on a straight-line basis over a 25 year period. Amortization expense was $34,000; $33,000 and $34,000 for the fiscal years 1997, 1996 and 1995, respectively.

Revenue recognition:
Development contracts - Revenues from research and development cost reimbursement-type contracts are recorded as costs are incurred based upon the relationship between actual costs incurred, total estimated costs, and the amount of the contract or grant award. Estimation of costs are reviewed periodically and any anticipated losses are recognized in the period in which they first become determinable.

Production contracts - The Company uses the unit of delivery method for recognizing sales and cost of sales under production contracts. Provision for estimated losses, if any, is made in the period in which such losses are determined.

Net Loss Per Share: Net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Common stock equivalents were not considered in the calculation as their effect would be antidilutive. Such weighted average shares were approximately 10,831,000 in 1997; 9,988,000 in 1996; and 8,383,000 in 1995.

Research and Development Costs: The Company charges all research and development costs, including costs associated with development contract revenues, to expense when incurred. Manufacturing costs associated with the development of a new fabrication process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer. Costs related to revenues on non-recurring engineering services billed to customers are generally classified as cost of product sales.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Authoritative Pronouncements: In October 1995, the FASB issued FAS No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). FAS 123 encourages, but does not require, a fair value based method of accounting for employee stock options or similar equity instruments. It also allows an entity to elect to continue to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but requires pro forma disclosure of net income and earnings per share as if the fair value based method had been applied. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB 25 and comply with the pro forma disclosure requirements (see Note 7).

In March 1997, the FASB issued FAS No. 128, "Earnings per Share" ("FAS 128") and FAS No. 129, "Disclosure of Information about Capital Structure" ("FAS 129"). FAS 128 revises and simplifies the computation for earnings per share and requires certain additional disclosures. FAS 129 requires additional disclosures regarding the Company's capital structure. Both standards will be adopted in fiscal 1998. Management does not expect the adoption of these standards to have a material effect on the Company's financial position or the results of operations.

NOTE 3 - CAPITALIZATION AND STOCK PURCHASE WARRANTS

The Company's Certificate of Incorporation provides for two classes of common stock, a Class A for which 50,000,000 shares are authorized for issuance and a Class B for which 4,420,113 shares are authorized for issuance. The par value of each class is $.001. Subject to certain limited exceptions, shares of Class B Common Stock are automatically converted into an equivalent number of Class A shares upon the sale or transfer of the Class B Common Stock by the original holder. The holder of each share of Class A and Class B Common Stock is entitled to one vote per share.

Pursuant to a Private Offering Memorandum dated June 15, 1995, the Company completed a private placement of 2,400,000 shares, from which the Company received gross proceeds of $3,000,000. The first closing was completed in July and the final closing in August 1995.

In June 1992, the Company granted a warrant to purchase 500,000 shares of Class A Common Stock at $3.00 per share which expire in December 1997 to a consultant in conjunction with the Company's 1992 private placement. None of these warrants have been exercised.

In August 1992, the Company granted a five year unit purchase option to the placement agent and certain of its officers in connection with the Company's 1992 private placement. The unit purchase option consisted of options to purchase 375,008 shares of Class A Common Stock at $3.00 per share and 375,008 Class A Warrants to purchase the Company's Class A Common Stock at $3.00 per share. Options to purchase 25,000 shares have been exercised at March 30, 1997. None of the warrants have been exercised.

NOTE 4 - REDEEMABLE CONVERTIBLE PREFERRED STOCK

The Company has authorized 10,000,000 shares of Preferred Stock, of which 780,000 shares have been designated Class A Redeemable Convertible Preferred Stock with a par value of $.001 per share. The number of shares of Class A Preferred Stock issued and outstanding was 123,000 at March 30, 1997 and March 31, 1996, respectively. The Class A Preferred Stock has a liquidation preference equal to its issue price ($.80 per share).The Class A Preferred Stock is convertible at any time, at the option of the holder, into .3 share of Class B Common Stock for each share of Preferred Stock converted. As of March 30, 1997, there were 37,000 shares of Class B Common Stock reserved for the potential conversion of the Class A Preferred Stock. The Class A Preferred Stock is subject to redemption at the Company's option for $.80 per share at any time. The Company would be required to pay approximately $98,000 to redeem these shares. The holders of the Class A Preferred Stock are entitled to an annual non-cumulative dividend preference of $.072 per share when the Company's net earnings per share of Class A Preferred Stock equals or exceeds $.072. The Class A Preferred stockholders do not have voting rights except as required by applicable law.

NOTE 5 - LINE OF CREDIT

The Company has a revolving line of credit agreement with a bank for the lesser of $1,000,000 or 75 percent of eligible trade accounts receivable, as defined by the agreement. The agreement expires in September 1997 and provides for interest to be paid monthly at prime plus 1.25 percent (9.75 percent at March 30, 1997). The Company must adhere to certain requirements and provisions to be in compliance with the terms of the agreement. Borrowings under the line of credit are secured by accounts receivable, inventory, equipment and general intangibles. There was no outstanding balance under the line of credit agreement as of March 30, 1997.

NOTE 6 - INCOME TAXES

At March 30, 1997, the Company had net operating loss carry forwards of approximately $16.2 million for federal tax purposes that expire at various dates through fiscal year 2012. The tax laws related to the utilization of loss carryforwards are complex and the amount of the Company's loss carry forward that will ultimately be available to offset future taxable income may be subject to annual limitations resulting from changes in the ownership of the Company's common stock. The Company also has approximately $462,000 in research and development credit carryovers available for federal tax purposes that expire in the fiscal years 2004 through 2012.

Under FAS 109, deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carryforwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. A detail of the Company's net deferred tax asset as of March 30, 1997 and March 31, 1996 follows:

                                         March 30, 1997           March 31, 1996
                                         --------------           --------------
NOL Carryforwards                         $ 6,273,000              $ 5,596,000
Inventory obsolescence                        541,000                  511,000
Warranty                                       37,000                   37,000
Depreciation                                   (3,000)                 (75,000)
Other                                         105,000                   97,000
                                         -------------            --------------
                                            6,953,000                6,166,000
Less valuation allowance                   (6,953,000)              (6,166,000)
                                        --------------            --------------
Net deferred tax asset                    $     -0-                $     -0-
                                        ==============            ==============

Due to the uncertainty surrounding the realization of the favorable tax attributes of such net operating loss carry forwards in future tax returns, the Company has recorded a valuation allowance against its otherwise recognizable deferred tax assets. Accordingly, no deferred tax asset has been reported in the accompanying balance sheet.

As the Company incurred losses in fiscal years 1997, 1996 and 1995, the Company has recorded minimum state taxes of $1,600 in other expense each year in the accompanying statements of operations.

NOTE 7 - STOCK OPTIONS

The Company has three stock option plans, the 1990 Incentive Stock Option and Non-Qualified Stock Option Plan ("The 1990 Plan"), the 1991 Directors' Stock Option Plan ("The Directors' Plan") and the 1997 Employee Stock Option Plan ("The 1997 Plan"). The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation expense for these plans been determined consistent with FAS 123, the Company's net loss and net loss per share would have increased to the following pro forma amounts:


                                            1997                         1996
                                        -------------              -------------
Net Loss - as reported                  $ (1,886,000)              $   (654,000)
Net Loss - pro forma                      (2,108,000)                (1,410,000)
Net Loss per share - as reported               (0.17)                     (0.07)
Net Loss per share - pro forma                 (0.19)                     (0.14)
                                        -------------              -------------

Because the FAS 123 method of accounting has not been applied to options granted prior to April 3, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: risk free interest rates of 6.53 percent and 6.56 percent, expected volatility of 63.33 percent and 66.84 percent, and expected lives of 10 years in both periods. No dividends were assumed in the calculations.

The Company's various stock option plans provide for the granting of non-qualified and incentive stock options to purchase up to 2,200,000 shares of common stock for periods not to exceed 10 years. As of March, 30, 1997, there were 1,077,500 shares available for future grant under such plans. Options typically vest at the rate of 25 percent per year over four years, except for options granted under The Directors' Plan, which typically vest at the rate of 50 percent per year over two years. Under these plans, the option exercise price equals the stock's market price on the date of grant. Options may be granted to employees, officers, directors and consultants. The Company has also granted options, under similar terms as above, under no specific shareholder approved plan.

Stock option transactions for 1997, 1996 and 1995 are summarized as follows:

                                               1997                       1996                      1995
                                     ------------------------- -------------------------- -------------------------
                                        Shares      Wtd Avg        Shares      Wtd Avg       Shares      Wtd Avg
                                         (000)      Ex Price       (000)       Ex Price       (000)      Ex Price
-------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year         2,191      $ 3.52        2,247        $ 4.16        2,131       $ 4.78
-------------------------------------------------------------------------------------------------------------------
Granted                                   530         2.58          550          2.18          744         2.20
Exercised                                (101)        2.13          (13)         2.16           -           -
Canceled                                 (108)        2.74         (593)         4.74         (628)        3.94
-------------------------------------------------------------------------------------------------------------------
Outstanding at end of year               2,512      $ 3.41        2,191        $ 3.52        2,247       $ 4.16
-------------------------------------------------------------------------------------------------------------------
Exercisable at end of year               1,905      $ 3.76        1,825        $ 3.83        1,838       $ 4.66
-------------------------------------------------------------------------------------------------------------------
Weighted average fair value
of options granted                       $2.010                    $1.755                       -
-------------------------------------------------------------------------------------------------------------------

The following table summarizes information about fixed-price stock options outstanding at March 30, 1997:

                                        Options Outstanding                              Options Exercisable
----------------------------------------------------------------------------------------------------------------------
                                         Wtd Avg Remaining    Wtd Avg Exercise                      Wtd Avg Exercise
 Option Price Range     Shares (000)      Contractual Life         Price           Shares (000)           Price
----------------------------------------------------------------------------------------------------------------------
     $ 6.00                 750,000         3.87 years            $ 6.00            750,000             $ 6.00
     $ 4.00-5.75             87,000         4.41 years            $ 4.86             85,000             $ 4.86
     $ 2.25-3.31          1,074,500         7.00 years            $ 2.42            595,400             $ 2.35
     $ 2.13                 199,800          .17 years            $ 2.13            199,800             $ 2.13
     $ 1.5-1.75             401,000         7.66 years            $ 1.57            274,500             $ 1.57
----------------------------------------------------------------------------------------------------------------------

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company leases its manufacturing and office facility under a noncancellable operating lease. Future minimum lease payments are subject to annual adjustment upward for increases in the Consumer Price Index. Approximate minimum future lease payments under all noncancellable operating leases expiring at various dates through fiscal 2001, are as follows:


Fiscal year ending:
1998                                                     $364,000
1999                                                      165,000
2000                                                       24,000
2001                                                       12,000
                                                         --------
                                                         $565,000
                                                         ========

Rent expense for the fiscal years ending 1997, 1996 and 1995 was approximately $346,000; $323,000 and $310,000, respectively.

The Company has employment and termination agreements with certain employees under which the employees may receive severance pay through the end of the term of the contract or up to six months. Total compensation under these agreements in the event of employment through the full term would be approximately $275,000 for each of the fiscal years ending 1998, 1999 and 2000, respectively.

NOTE 9 - LEGAL

The Company is, from time to time, subject to legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

NOTE 10 - EMPLOYEES' RETIREMENT PLAN

The Company maintains a 401(k) Plan which is qualified under the Internal Revenue Code. All full-time employees are eligible to participate in the Plan. Employees may make voluntary contributions to the Plan which are matched by the Company at the rate of $.50 for every $1.00 of employee contribution, subject to certain limitations. The Company contributions recognized as expense were approximately $69,000, $68,000, and $84,000 for the fiscal years ending 1997, 1996 and 1995, respectively.

NOTE 11 - SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

                                           March 3,    March 31,     April 2,
                                             1997        1996          1995
                                             ----        ----          ----
Cash paid during the year for:
 Interest (net of amount capitalized)       $ -        $ 2,600       $ 4,000
 Income taxes                                1,600       5,407          -
Noncash Transactions:
 Issuance of common stock upon the
  conversion of Redeemable Convertible
  Preferred Stock                             -           -           22,000

NOTE 12 - VALUATION AND QUALIFYING ACCOUNTS


                               Balance at    Charged to              Balance at
                              Beginning of    Cost and                 End of
(Dollars in thousands)           Period       Expenses   Deductions    Period
                              ------------   ----------  ----------  ----------
Year end March 30, 1997
 Reserve for obsolescence       $1,323         $ 77        $ -         $1,400
 Allowance for bad debt            105            -          22            83
 Warranty                           95           39          39            95
Year end March 31, 1996
  Reserve for obsolescence         956          367          -          1,323
  Allowance for bad debt           105            -          -            105
  Warranty                          95            -          -             95
Year end April 2, 1995
Reserve for obsolescence           894          215         153           956
  Allowance for bad debt            87           50          32           105
  Warranty                          95           10          10            95

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The information contained in the Current Report on Form 8-K amended by Form 8-K/A, dated January 26, 1995, is incorporated herein by reference.

                                    PART III

Item 10.  Directors and Executive Officers

Set forth below is certain information relating to the directors and officers of the Company.

      Name             Age    Position

Hayden Leason           66    Chairman of the Board and Chief Executive Officer

James A. Gordon         47    Director

Jon B. Victor           44    Director

James W. Ward           58    Director

Harry Melkonian         47    President

Patrick J. Holmes       51    Executive Vice President, Chief Financial Officer,
                              Secretary & Treasurer

Robert C. King          53    Vice President of Sales & Marketing

Hayden Leason, Chairman of the Board and Chief Executive Officer
----------------------------------------------------------------
Mr. Leason became a director of the Company in July 1995 and was elected Chairman of the Board in October 1996 and elected Chief Executive Officer in November 1996. In 1965 Mr. Leason founded Filtertek Inc., a designer and manufacturer of specialty filtration elements, which subsequently became a New York Stock Exchange listed company. He served as Chairman and Chief Executive Officer until 1992 when he sold his interest to Schawk Inc. Since 1992, Mr. Leason has managed various private investments. Mr. Leason is a 1954 graduate of Northwestern University where he received his Bachelor of Science degree in Business Administration.

James A. Gordon, Director
-------------------------
Mr. Gordon became a director of the Company in August 1992. Since January 1992, Mr. Gordon has been President of Gordon Management, Inc., which is the general partner of Edgewater Private Equity Fund L.P., a limited partnership formed for investment purposes. In addition, Mr. Gordon has managed Focused Value Equity portfolios since 1985. Since 1986, Mr. Gordon has been a member of the Board of Directors of Bankers Trust Company (Iowa), and has served as Chairman of its Trust and Investment Committee, as well as a member of both its Audit and Loan Committees. He presently serves as a member of the Boards of Directors of the following organizations: Grinnell College (also serving as Chairman of the Investment Committee); IMNET, Inc.; SoftNet Systems, Inc.; HealthDesk, Inc.; Cellular World Corp.; DAC Vision, Inc.; Microware Systems Corporation; Pride Industries, Inc.; and Pangea, Inc. He is currently a Board member of the National Committee for the Performing Arts of the Kennedy Center. Mr. Gordon served as a member of the Board of Directors for Des Moines Art Center; Des Moines Ballet; Des Moines Metro Opera; Governor's United Nations Board; Iowa Society to Prevent Blindness; Des Moines Parent Teacher Association; Young President's Organization; and Northwestern University Alumni Board.

Jon B. Victor, Director
-----------------------
Mr. Victor became a director of the Company in June 1995. Mr. Victor is the Manager of Greenwich Ventures, LLC, which is the general partner of Greenwich Ventures, LP and Vantage Ventures, CV, Investment Partnerships which he organized in 1996. He began his career in the equity research and trust departments of the Bank of New York. From 1978 through 1982 he worked for J. &
W. Seligman & Co., where he was responsible for offshore advisory relationships, and was President of the firm's broker/dealer subsidiary. Mr. Victor founded Security Capital Management, Inc., an investment advisory firm, in 1983, and served as its President or Co-President until 1996. In 1992, Mr. Victor co-founded Gordon Management, Inc., the general partner of Edgewater Private Equity Fund, LP, and Edgewater Private Equity Fund II, LP. Mr. Victor is a 1973 magna cum laude graduate of Washington University and a 1977 graduate of the George Washington University School of Law where he earned his J.D. cum laude and completed his M.B.A. course work. Mr. Victor serves on the Board of Directors of several private investment firms and acts as an independent arbitrator for the National Futures Association.

James W. Ward, Director
-----------------------
Mr. Ward has been a director of the Company since May 1994. He served as President and Chief Executive Officer from May 1994 until October 1996 and as Chairman of the Board from February 1995 until October 1996. Prior to joining the Company, he was President and CEO of Boss Golf Company, Inc., a company that he co-founded in September 1992. From 1990 to 1992, Mr. Ward was President of Ling Electronics, Inc. a manufacturer of electrodynamic vibration test systems worldwide. From 1980 through 1989, he was President of two Gulton Industries, Inc. companies, Engineered Magnetics and Transrex. Mr. Ward experienced a distinguished career with General Electric Company over a period of 18 years, holding various management responsibilities in marketing, engineering, manufacturing and quality assurance, primarily for the commercial nuclear power generating plant business. He also served on the IEEE Standards Committee that generated the IEEE Standard on Nuclear Quality Assurance. Mr. Ward is a Registered Professional Engineer in California and past-recipient of The Missouri Honor Award for Distinguished Service in Engineering from the University of Missouri, Columbia. He holds a Bachelor of Science Degree and a Master of Science Degree in electrical engineering from the University of Missouri.

Harry Melkonian, President
--------------------------
Mr. Melkonian joined the Company in June 1992 and was elected President in November 1996. He served as General Manager of the Company's PIN photodiode business from 1993 until November 1996. From 1989 until joining the Company, Mr. Melkonian operated Melkonian Associates, a consulting firm that assisted the Company in the acquisition of its subsidiary, Silicon Detector Corporation. From 1987 until 1989, he was Director of Operations at Simulaser Corporation; and for six years previously, he held various operations level positions at Sensor Technology, Inc. Mr. Melkonian holds a Bachelor of Science degree in Business Administration from Northeastern University.

Patrick J. Holmes, Executive Vice President, Chief Financial Officer, Corporate Secretary and Treasurer
---------------------------
Mr. Holmes joined the Company in August 1993 and was named Executive Vice President in November 1996. From 1989 until joining the Company, Mr. Holmes was a Division Controller for Textron, Inc. From 1985 until 1989, he was Chief Accountant and Financial Operations Manager for two start-up companies of Lockheed Corporation in Sunnyvale, CA. Previously, Mr. Holmes held senior financial posts with General Dynamics and Datapoint Corporation. Mr. Holmes, who is a Certified Public Accountant, received his degree in accounting, magna cum laude, from the University of Missouri in St. Louis and is a past recipient of the Missouri Society of CPAs Silver Medal.

Robert C. King, Vice President of Sales & Marketing
---------------------------------------------------
Mr. King joined the Company in December 1995. From 1992 until joining the Company, Mr. King was Vice President, Sales and Marketing of Medical Materials Corporation. From 1989 until 1992, he was Vice President, Market and Business Development of PCO, a subsidiary of Corning Incorporated and an affiliate of IBM. From 1986 until 1989, he was Executive Vice President, Sales and Marketing of Wangtek. Prior to 1986, Mr. King held sales and executive level positions for Granger Associates, Q.T. Wiles and Associates, TRW Semiconductor and North American Aviation. Mr. King holds a Bachelor of Science degree in Mechanical Engineering, cum laude, from Ohio University in Athens, Ohio.

Directors serve annual terms until the next annual meeting of stockholders and until their successors are elected and qualified. Officers serve at the pleasure of the Board of Directors. Pursuant to an agreement between the Company and D.H. Blair, entered into in connection with a private placement offering of the Company's capital in 1992, D.H. Blair has the right, at its option through August 10, 1997, to designate one director to the Board of Directors of the Company. To date, it has not exercised its option.

Item 11.        Executive Compensation

The following table sets forth compensation paid or accrued by the Company for services rendered to the Company's Chief Executive Officer and to each of the other executive officers of the Company whose cash compensation exceeded $100,000 for services rendered during the last three fiscal years.

                                              SUMMARY COMPENSATION TABLE

                                                                         Long Term Compensation
                                                                 --------------------------------------
                                       Annual Compensation                  Awards            Payouts
                                   ----------------------------  --------------------------   -------
                                                                  Restricted     Securities
Name and                                           Other Annual     Stock        Underlying    LTIP      All Other
Principal                  Fiscal  Salary   Bonus  Compensation     Awards        Options     Payouts  Compensation
Position                    Year    ($)      ($)        ($)           ($)           (#)        ($)         ($)(1)
--------------------------------------------------------------------------------------------------------------------
Hayden Leason               1997     -        -          -             -             -          -           -
Chairman of the Board and   1996     -        -          -             -          25,000        -           -
Chief Executive Officer(2)  1995     -        -          -             -             -          -           -
---------------------------------------------------------------------------------------------------------------------
James W. Ward               1997  109,000     -          -             -             -          -        55,700(3)
Chairman of the Board,      1996  173,000   25,000       -             -             -          -         4,700
President and Chief         1995  142,000     -          -             -         150,000(4)     -         3,600
Executiv Officer(3)
---------------------------------------------------------------------------------------------------------------------
Harry Melkonian,            1997  135,000     -          -             -          140,000       -         3,900
President(5)                1996  110,000   15,000       -             -             -          -         3,300
                            1995  110,000   15,000       -             -          60,000        -         3,300
---------------------------------------------------------------------------------------------------------------------
Patrick J. Holmes           1997  125,000     -          -             -          70,000        -         3,300
Executive Vice President,   1996  125,000   15,000       -             -             -          -         3,800
CFO, Secretary & Treasurer  1995  125,000     -          -             -          80,000        -         3,800
---------------------------------------------------------------------------------------------------------------------
Robert King                 1997  125,000   18,000       -             -          20,000        -         4,500
Vice President of Sales     1996   42,000    8,000       -             -          60,000        -           900
                            1995     -        -          -             -             -          -           -
---------------------------------------------------------------------------------------------------------------------

1   Represents amounts paid by the Company on behalf of the named person in connection with the Company's 401(k) Retirement Plan accept for $51,000 paid to Mr. Ward (see note 3 below).
2   Mr. Leason became Chairman of the Board in October 1996 and Chief Executive Officer in November 1996.
3   Mr. Ward terminated his employment in October 1996. Pursuant to an arrangement with the Company, amounts paid to him subsequent to the termination of his employment are included in All Other Compensation.
4   Does not include 150,000 option shares granted in May 1994 which were canceled in January 1995.See "Ten-Year Option Repricings."
5   Mr. Melkonian became President in November 1996.

Employment Agreements

The Company has employment and termination agreements with certain employees, including Messrs. Melkonian and Holmes under which the employees may receive severance pay through the end of the term of the contract or up to twelve months. See Notes to Consolidated Financial Statements - Note 8.

James W. Ward terminated his employment on October 16, 1996 and remained as a Director. Pursuant to an agreement with the Company, Mr. Ward will continue to be paid his salary through September 16, 1996, subject to certain reductions for his other earnings.

Stock Options

The following tables set forth certain information concerning stock options granted to and exercised by the persons named in the Summary Compensation Table during the last fiscal year and unexercised stock options held by such persons at the end of such fiscal year. No options were exercised during the last fiscal year.

                          Option Grants in Fiscal 1997
                                Individual Grants
                          ----------------------------
                Number of Securities  %of Total Options
                    Underlying          Granted to       Exercise or
                     Options           Employees in      Base Price   Expiration
Name(1)             Granted (#)        Fiscal Year         ($/Sh)      Date
--------------------------------------------------------------------------------
Hayden Leason          -                    -               -             -
Harry Melkonian     140,000                28%            $2.50         1/14/07
Patrick J. Holmes    70,000                14%            $2.50         1/14/07
Robert C. King       20,000                 4%            $2.50         1/14/07
1 See "Summary Compensation Table" and Item 10 "Directors and Executive Officers" for principal position.


    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                                                                       Value of Unexercised
                                                                Number of Securities Underlying      In-the-Money Options at
                        Shares Acquired                    Unexercised Options at Fiscal Year End(#)   Fiscal Year End ($)
Name1                   on Exercise (#)  Value Realized          Exercisable/Unexercisable          Exercisable/Unexercisable
----                     ----------------- --------------          -------------------------        -------------------------
Hayden Leason                   -                 -                        25,000/0                             -
James W. Ward                   -                 -                      90,000/60,000                    33,750/22,500
Harry Melkonian                 -                 -                     88,000/112,000                       22,500/0
Patrick J. Holmes               -                 -                      74,000/76,000                     18,000/4,500
Robert C. King                  -                 -                      28,000/52,000                          -
------------------------ ----------------  ----------------  -------------------------------------  --------------------------

1    See "Summary Compensation Table" and Item 10 "Directors and Executive Officers" for principal position.

On January 18, 1995 the Board of Directors canceled outstanding options to purchase an aggregate of 365,000 shares of the Company's Class A Common Stock and granted to the holders of such options new options to purchase an equivalent number of shares. These options were the only options of the Company which have been issued coincident with the cancellation of outstanding options or otherwise repriced since the Company's inception through April 2, 1995. The Board of Directors concluded that the subsequent decrease in the market price for the Company's Class A Common Stock below the exercise price for the canceled options was due to factors which were principally not all within the realm of responsibility of the option holders and that the options no longer provided the incentive to such option holders to perform on behalf of the Company in the manner contemplated by the Board when the canceled options were initially granted. On the date of the issuance of the new options and the cancellation of the outstanding options, the closing sale price for the Company's Class A Common Stock as reported on the American Stock Exchange was $1.56. The following table sets forth certain information regarding the aforementioned canceled and new options:


                                               Ten-Year Option Repricings

                                 Number of Securities   Market Price of   Exercise Price at               Length of Original
                                  Underlying Options   Stock at Time of       Time of       New        Option Term Remaining at
                                     Repriced or         Repricing or       Repricing or    Exercise            Date of
Name1                Date            Amended (#)         Amendment ($)     Amendment ($)    Price ($)   Repricing or Amendment
----                 ----            -----------         -------------     -------------    ---------   ----------------------
James W. Ward        1/18/95           150,000               1.56               3.25           1.56             9 years
Harry Melkonian      1/18/95            60,000               1.56               3.62           1.56             7 years
Patrick J. Holmes    1/18/95            30,000               1.56               4.87           1.56             9 years
                                        30,000               1.56               4.50           1.56             9 years
-------------------- ----------  --------------------  -----------------  ----------------  ---------- -------------------------

1    See "Summary Compensation Table" and Item 10 "Directors and Executive Officers" for principal position.

Compensation of Directors

Prior to October 1995, each director who is not an employee of the Company or an affiliate received an annual fee of $10,000, payable in quarterly increments, and a fee of $1,000 for each meeting attended. Each of the directors who is not an employee of the Company is eligible for grants of stock options upon their appointment to the Board of Directors under the 1991 Special Directors Stock Option Plan and on an annual basis so long as they remain on the Board. Directors who are also officers of the Company or its affiliates do not receive cash compensation in consideration for their services as directors. All directors, however, including employee directors, are reimbursed for reasonable travel expenses incurred in connection with their attending meetings of the Board of Directors and committees. In October 1995, the Board of Directors eliminated the accrual or payment of all fees including all annual fees, meeting fees and any payment for services as the Chairman or Member of any Committee of the Board of Directors except for reasonable travel expenses. In addition, participation in the 1991 Special Directors Stock Option Plan other than initial grants for new directors was suspended.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. New rules governing these reports were adopted in February 1991 and generally became effective in May 1991. Based upon the Company's review of copies of these reports received by it, the Company believes that all filings required to be made by the Reporting Persons during the fiscal year ended March 30, 1997 were made on a timely basis.

Item 12.        Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 2, 1997, certain information concerning the holdings of each person who was known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Class A or Class B Common Stock of the Company, by each director and executive officers and by all directors and officers as a group.


                                           Class A Common Stock                         Class B Common Stock
                               --------------------------------------------  ------------------------------------------
                                               Shares Under                               Shares Under
                                  Shares        Exercisable      Percent of   Shares      Exercisable     Percent of      Percent
                                  Owned      Options/Warrants(1)   Class      Owned     Options/Warrants    Class        Voting(2)

The Dreyfus Corporation(3)        1,521,000                  -         14.2      -               -               -            14.0
Hayden Leason(4)                  1,304,100             25,500         12.4      -               -               -            12.2
J. Morton Davis(5)                  656,045            333,340          9.0      -               -               -             8.9
The Townsend Group                  758,900               -             7.1      -               -               -             7.0
Advanced Detectors, Inc.(6)            -               750,000          6.5      -               -               -             6.5
John Pappajohn(7)                   186,668            500,000          6.1      -               -               -             6.0
James A. Gordon(8)                  593,640             28,000          5.8      -               -               -             5.7
Edgewater Private Equity Fund(9)    593,640             28,000          5.8      -               -               -             5.7
Jon Victor(10)                      237,400             25,000          2.4      -               -               -             2.4
James W. Ward                        13,850            120,000          1.2      -               -               -             1.2
Patrick J. Holmes                    50,000             64,000          1.1      -               -               -             1.0
Harry Melkonian                      10,000             60,000          0.6      -               -               -             0.6
Robert C. King                       30,000             24,000          0.5      -               -               -             0.5
Directors & Officers as a Group   2,238,990            346,000         23.4      -               -               -            23.1

------------------------------------------------------------------------------------------------------------------------------------

1   Includes shares under options/warrants exercisable on March 30, 1997 and options which become exercisable within 60 days thereafter.
2   Represents combined voting power of both Class A and Class B Common Stock, assuming beneficial owner exercises all exercisable options and warrants.
3   Shareholder is a subsidiary of Mellon Bank, N. A., One Mellon Bank Center, Pittsburgh, PA 15258-0001.
4   The address of this shareholder is Palmas Del Mar, 10 Monte Sol, Humacao, Puerto Rico 00791.
5   The address of this shareholder is D.H. Blair, 44 Wall Street, New York, NY 10005.  Includes 617,760 shares and 333,340 shares underlying a unit purchase option owned by D. H. Blair Investment Banking Corp. and 38,285 shares owned by Parliament
    Hill Corporation.
6   Formerly Xsirius, Inc., the last address known for this beneficial owner was 1220 Avenida Acaso, Camarillo, CA 93012.
7   The address of this shareholder is c/o Equity Dynamics, 2116 Financial Center, Des Moines, IA 50309.
8   The address of this shareholder is c/o Edgewater Private Equity Fund, 666 Grand Avenue, Suite 200, Des Moines, IA 50309.
    Includes 593,640 shares owned by Edgewater Private Equity Fund, L.P. ("Edgewater"). Mr. Gordon is the President of Gordon
    Management, Inc. which is the general partner of Edgewater.
9   The address of this shareholder is c/o Edgewater Private Equity Fund, 666 Grand Avenue, Suite 200, Des Moines, IA 50309.
    Includes 28,000 options granted to Mr. Gordon ( see footnote 8).
10  The address of this shareholder is c/o Greenwich Ventures, LLC, 2 Soundview Drive, Greenwich, CT 06830.

Item 13.          Certain Relationships and Related Transactions

On May 16, 1995, the Company issued Bernhardt Denmark an option to purchase 400,000 shares of Class A Common Stock at an exercise price of $2.25 a share. The option, which has a five-year term, was issued in connection with Mr. Denmark's resignation from the Board of Directors, and in exchange for the cancellation of options to purchase 400,000 shares of the Company's Class A Common Stock at exercise prices ranging from $4.625 to $5.00 a share which were originally granted to Mr. Denmark in 1992 and 1993 and which would have expired by their terms three months after his resignation as a director.

See Item 11.  Executive Compensation for employment agreements.

                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K

The following is a list of the financial statement schedules and exhibits filed herewith.

(a) (2)  Financial Statement Schedules:

Schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are disclosed in the accompanying consolidated financial statements, or are inapplicable and, therefore, have been omitted.

(a) (3)  Exhibits:

Exhibit
  No.      Description

3.1 Certificate of Incorporation of the Registrant, as amended. - incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 23, 1990.

3.1.1 Amendment to Certificate of Incorporation of the Registrant, dated October 29, 1992-incorporated by reference to the Registrant's March 31, 1996 Annual Report on Form 10-K.

3.2 By-laws of the Registrant, as amended - incorporated by reference to the Registrant's March 31, 1996 Annual Report on Form 10-K.

10.1* Advanced Photonix, Inc. 1991 Special Directors Stock Option Plan - incorporated by reference to Exhibit 10.9 to the Registrant's March 31, 1991 Annual Report on Form 10-K.

10.2* Advanced Photonix, Inc. 1990 Incentive Stock Option and Non-Qualified Stock Option Plan - incorporated by reference to Exhibit No. 10.11 to the Registrant's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 23, 1990.

10.3 Form of Non-Qualified Stock Option granted to Advanced Detectors, Inc., formerly Xsirius, Inc. - incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 11, 1991.

10.4 Lease Agreement dated October 26, 1987 between Silicon Detector Corporation and High Tech No. 1, Ltd. - incorporated by reference to
        Exhibit 10.17 to the Registrant's March 31, 1992 Annual Report on Form 10-K.

10.5    Second  Amendment  to Lease  dated  September  9, 1991  between  Silicon
        Detector Corporation and High Tech No. 1, Ltd. - incorporated by reference to Exhibit 10.18 to the Registrant's March 31, 1992 Annual Report on Form 10-K.

10.6 Form of Non-Qualified Stock Option granted to Bernhardt Denmark - incorporated by reference to the Registrant's March 31, 1996 Annual Report on Form 10-K.

10.7    Form  of  Non-Qualified   Stock  Option  granted  to  James  W.  Ward  -
        incorporated by reference to the Registrant's March 31, 1996 Annual Report on Form 10-K.

10.8 Employment Agreement between Advanced Photonix, Inc. and James W. Ward - incorporated by reference to the Registrant's March 31, 1996 Annual Report on Form 10-K.

10.9    Employment  Agreement  between  Advanced  Photonix,  Inc. and Patrick J.
        Holmes.

10.10   Employment   Agreement  between  Advanced   Photonix,   Inc.  and  Harry
        Melkonian.

10.11   Loan and Security  Agreement  dated  September  6, 1995 between  Silicon
        Valley  Bank  and  Registrant  -   incorporated   by  reference  to  the
        Registrant's March 31, 1996 Annual Report on Form 10-K.

10.12   Termination agreement between Advanced Photonix, Inc. and James W. Ward.

10.13   Advanced Photonix, Inc. 1997 Employee Stock Option Plan.

16 Letter from Certifying Accountant, dated January 30, 1993 - incorporated by reference to Current Report on Form 8-K, dated January 30, 1993

21      List of  Subsidiaries  of  Registrant  -  incorporated  by  reference to
        Exhibit 22 to the  Registrant's  March 31,  1993  Annual  Report on Form
        10-K.

23.1    Consent of Arthur Andersen LLP, independent auditors.

(b) Reports on Form 8-K: On January 26, 1995, the Company filed a Current Report on Form 8-K, amended by a Current Report on Form 8-K/A dated January 26, 1995, relating to a change in the Company's certifying accountant.

*Constitutes a compensation plan or arrangement required to be filed as part of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      ADVANCED PHOTONIX, INC.


Date:  June 23, 1997                         By:      /s/ Harry Melkonian
      ---------------                                 -------------------------
                                                      Harry Melkonian, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                         Title                               Date


/s/ Hayden Leason        Director, Chairman of the Board           June 23, 1997
---------------------    and Chief Executive Officer
                         (Principal Executive Officer)
Hayden Leason

/s/ James A. Gordon      Director                                  June 23, 1997
---------------------
James A. Gordon

/s/ Jon B. Victor        Director                                  June 23, 1997
---------------------
Jon B. Victor

/s/ James W. Ward        Director                                  June 23, 1997
---------------------
James W. Ward

/s/ Patrick J. Holmes    Vice President, Chief Financial Officer,  June 23, 1997
---------------------    Corporate Secretary/Treasurer,
Patrick J. Holmes        (Principal Financial and Accounting Officer)