Form 10-Q
period 1997-06-29
ADVANCED PHOTONIX INC
filed 1997-08-15
CIK 869986

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
     [X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                   For the quarterly period ended June 29,1997

                                       OR

     [ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934



                           Commission file no. 1-11056

                             ADVANCED PHOTONIX, INC.

                  Incorporated pursuant to the Laws of Delaware



                   IRS Employer Identification No. 33-0325826

                     1240 Avenida Acaso, Camarillo, CA 93012

                                 (805) 987-0146



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On August 4, 1997, 10,717,493 shares of Class A Common Stock, $.001 par value, and 137,002 shares of Class B Common Stock, $.001 par value, were outstanding.

                             ADVANCED PHOTONIX, INC.

                                      INDEX


                                                                      PAGE
 PART I        FINANCIAL INFORMATION

   Item 1.     Financial Statements (Unaudited)                      3 - 6

               Consolidated Statements of Operations
               for the three month periods ended
               June 29, 1997 and June 30, 1996                         3

               Consolidated Balance Sheets
               at June 29, 1997 and March 30, 1997                   4 - 5

               Consolidated Statements of Cash Flows
               for the three month periods ended
               June 29, 1997 and June 30, 1996                         6

               Notes to Consolidated Financial Statements              7

 Item 2.       Management's Discussion and Analysis
               of Financial Condition and Results of Operations      8 - 11

 PART II       OTHER INFORMATION                                       11

               SIGNATURES                                              11

                             ADVANCED PHOTONIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

    For the three month period ended          June 29, 1997        June 30, 1996
    ----------------------------------------------------------------------------

    REVENUES
    Net product sales                          $  1,383,000        $  1,633,000
    Development contracts                           100,000             133,000
                                                  ---------           ----------
                                                  1,483,000           1,766,000
                                                  ---------           ----------

    COSTS AND EXPENSES
    Cost of product sales                           949,000           1,016,000
    Research and development                        229,000             576,000
    Marketing and sales                             248,000             210,000
    General and administrative                      294,000             325,000
                                                  ---------           ----------
                                                  1,720,000           2,127,000
                                                  ---------           ----------

    LOSS FROM OPERATIONS                           (237,000)           (361,000)
                                                  ---------           ----------

    OTHER INCOME
    Interest income                                  33,000              45,000
    Other, net                                        1,000               6,000
                                                  ---------           ----------
                                                     34,000              51,000
                                                  ---------           ----------
    NET LOSS - $(.02), $(.03) per share          $ (203,000)         $ (310,000)
                                                 ===========         ===========




                       See notes to consolidated financial
                                  statements.

                             ADVANCED PHOTONIX, INC.

                           CONSOLIDATED BALANCE SHEETS


                                          June 29, 1997           March 30, 1997
                                            Unaudited                 Audited
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                    $   761,000            $ 1,217,000
Short-term investments                         1,480,000              1,459,000
Accounts receivable,less allowance of
$83,000 at June 29, 1997 and at March 30, 1997   791,000                642,000
Inventories                                    1,203,000              1,074,000
Prepaid expenses and other current assets         85,000                 61,000
                                              -----------            -----------
Total Current Assets                           4,320,000              4,453,000
                                              -----------            -----------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost  3,361,000              3,331,000
Less accumulated depreciation
and amortization                              (2,470,000)            (2,364,000)
                                              -----------            -----------
                                                 891,000                967,000
                                              -----------            -----------
OTHER ASSETS
Goodwill, net of accumulated amortization of
 $194,000 at June 29, 1997 and
 $186,000 at March 30, 1997                      642,000                650,000
Patents, net of accumulated amortization of
 $22,000 at June 29, 1997 and
 $21,000 at March 30, 1997                        39,000                 40,000
Other                                             55,000                 55,000
                                              -----------            -----------
                                                 736,000                745,000
                                              -----------            -----------
                                             $ 5,947,000            $ 6,165,000
                                              ===========            ===========



                See notes to consolidated financial statements.

                             ADVANCED PHOTONIX, INC.

                           CONSOLIDATED BALANCE SHEETS

                                          June 29, 1997           March 30, 1997
                                            Unaudited                 Audited
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                           $   252,000              $   295,000
Accrued expenses:
 Salaries and employee benefits                440,000                  451,000
 Warranty                                       95,000                   95,000
 Other                                         317,000                  278,000
                                            -----------              -----------
Total Current Liabilities                    1,104,000                1,119,000
                                            -----------              -----------

REDEEMABLE CONVERTIBLE PREFERRED STOCK AT
REDEMPTION VALUE                                98,000                   98,000
                                            -----------             ------------

COMMITMENTS AND CONTINGENCIES (Note 8)
STOCKHOLDERS' EQUITY
Class A Common Stock,
 par value $.001 per share;
 authorized 50,000,000 shares;
 June 29, 1997--10,717,493 shares
 issued and outstanding
 March 30, 1997--10,717,493 shares
 issued and outstanding                         11,000                   11,000

Class B Common Stock,
 par value $.001 per share;
 authorized 4,420,113 shares;
 June 29, 1997--159,225 shares
 issued and 137,002 outstanding
 March 30, 1997--159,225
 shares issued and 137,002 outstanding            -                        -

Additional paid-in capital                  22,659,000               22,659,000
Less cost of 22,223 shares of Class B
 Common Stock in Treasury at June 29,
 1997 and March 30, 1997                       (50,000)                 (50,000)
Accumulated deficit                        (17,875,000)             (17,672,000)
                                           ------------             ------------
                                             4,745,000                4,948,000
                                           ------------             ------------
                                         $   5,947,000            $   6,165,000
                                           ============             ============

                 See notes to consolidated financial statements.


                             ADVANCED PHOTONIX, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

For the three month period ended                                                    June 29, 1997            June 30, 1996
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                           $   (203,000)           $    (310,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation                                                                            106,000                  137,000
Amortization                                                                              9,000                   14,000
Changes in assets and liabilities:
Short-term investments                                                                  (21,000)                    -
Accounts receivable                                                                    (149,000)                (362,000)
Inventories                                                                            (129,000)                (103,000)
Prepaid expenses and other current assets                                               (24,000)                   6,000
Accounts payable and accrued expenses                                                   (15,000)                  19,000
                                                                                      ----------               ----------
NET CASH USED IN OPERATING ACTIVITIES                                                  (426,000)                (599,000)
                                                                                      ----------               ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                    (30,000)                (108,000)
                                                                                      ----------               ----------
NET CASH USED IN INVESTING ACTIVITIES                                                   (30,000)                (108,000)
                                                                                      ----------               ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants                                       -                      45,000
                                                                                      ----------               ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                  -                      45,000
                                                                                      ----------               ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (456,000)                (662,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      1,217,000                4,042,000
                                                                                      ----------               ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $    761,000            $   3,380,000
                                                                                      ==========               ==========

                                     See   notes   to   consolidated   financial statements.


                             ADVANCED PHOTONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 29, 1997
                                   (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the three month period ended June 29, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending March 29, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Advanced Photonix, Inc. (together with its subsidiary, the "Company") Annual Report on Form 10-K for the fiscal year ended March 30, 1997.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Loss Per Share: Net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Common stock equivalents were not considered in the calculation, as their effect would be antidilutive. Such weighted average shares were approximately 10,854,000 at June 29, 1997 and 10,812,000 at June 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

REVENUES
The Company's revenues for the first quarter of fiscal year 1998 ("Q1 98") were $1.5 million, a decrease of $283,000 or (16%) from revenues of $1.8 million for the first quarter of fiscal year 1997 ("Q1 97") and an increase of $35,000 (2%) from revenues of $1.4 million in the fourth quarter of fiscal year 1997 ("the previous quarter").

Net product sales of $1.4 million decreased $250,000 (15%) and development contract revenues decreased by $33,000 (25%) to $100,000 in Q1 98 compared to Q1
97. The Company believes that cutbacks in its sales and marketing efforts during fiscal 1996 impacted its ability to book new orders and resulted in lower sales during the second half of fiscal 1997 and Q1 98. These cutbacks were a result of cash conservation measures put in place prior to the Company completing a private placement in August 1995. After receiving the additional equity financing, the Company hired and replaced employees in the sales department and otherwise increased marketing efforts including additional trade-show attendance and advertising.

The decrease in net product sales was primarily due to lower shipments of industrial sensing products which decreased by approximately 30% in Q1 98 compared to Q1 97 but were relatively flat to the previous quarter. Volume in military aerospace products increased slightly in Q1 98 compared to the prior quarter and is expected to continue to increase in fiscal 1998 as the Company begins deliveries under a new, longer term military program. The Company was awarded a contract for $1.3 million under this program which, along with follow-on orders, should provide a solid base to grow revenues over the next few years.

During Q1 98, net product sales of Large Area Avalanche Photodiode (LAAPD) products were insignificant. During 1996, the Company curtailed LAAPD production because of low reliability and yields it was obtaining in the manufacturing process. After additional research efforts, the Company developed a new manufacturing process which it anticipates will significantly improve both reliability and process yields. In July 1996, the Company filed for a patent seeking protection of the new manufacturing process, and has begun to market LAAPD products to original equipment manufacturers. While the Company anticipates increasing volume from sales of LAAPD products made with its newly developed manufacturing process, further refinements in the manufacturing process will be required before full production can be achieved. Meanwhile, the Company continues to ship quality product, albeit at low production levels and less than desired manufacturing yields. The Company recently consolidated its core business and LAAPD manufacturing operations and continues its efforts to further refine and optimize certain process steps in LAAPD products.

The decrease in development contract revenues was primarily due to the completion of a Department of Energy ("DOE") contract during the third quarter of fiscal 1997. The Company was awarded a Phase II DOE grant of approximately $750,000 in June 1995 based upon the success of a Phase I effort. In addition, in December 1995, the Company was awarded a $1.1 million contract from the Advanced Research Projects Agency of the Pentagon and the Aircraft Division of the Naval Air Warfare Center ("ARPA/NAWC"). These types of government development contracts are typically multi-year awards and are subject to periodic review and cancellation by the government due to a variety of reasons including a lack of funding. During the third quarter of 1997, revenues from the DOE contract began to wind down and the contract was completed. During the second half of 1997, revenues from the ARPA/NAWC contract were impacted by a delay in funding from the customer. Incremental funding has now been awardd to complete the current phase of the contract. The work on this phase should be completed during Q2 98.

COSTS AND EXPENSES
Cost of product sales decreased by $67,000 in Q1 98 compared to Q1 97. The decrease is attributable to lower product shipments and a related decrease in manufacturing volume efficiencies. In line with the reduction in product shipments which has spanned the second half of fiscal 1997 through Q1 98, the Company has reduced its workforce (permanent and temporary employees from 86 to 69 during fiscal 1997 -- and to 67 at the end of Q1 98) through attrition and a reduction in force in February 1997.

Research and development costs decreased by $347,000 (60%) to $229,000 in Q1 98 as compared to Q1 97. The decrease in R&D costs is primarily due to the lower level of R&D effort on government contracts (see "Revenues" above) as well as a general reduction in internal R&D efforts as the Company focuses more on the commercialization/manufacture of the LAAPD. In conjunction with its commercialization efforts, the Company has consolidated its core business and LAAPD manufacturing operations. In addition, the Company has better controlled internal R&D activities. R&D costs have varied significantly in the past, and may continue to do so, due to the level of activity associated with development contracts as well as the number and complexity of new process and product development projects, the qualification of new process developments and customer evaluation and acceptance of new products. The Company is currently developing LAAPD imaging arrays which the Company believes will have the greatest future market potential within the line of LAAPD products. An acceleration in development efforts to bring this technology into production could substantially impact R&D costs.

Marketing and sales expenses increased by $38,000 (18%) to $248,000 in Q1 98 compared to Q1 97. The increases were primarily due to increased personnel, advertising and marketing costs. This increase was expected, as the Company pursues its plan for growth. Marketing and sales expenses should continue to increase as the Company continues to pursue its plan for growth including commercialization of the LAAPD family of products.

General and administrative expenses decreased by $31,000 (10%) to $294,000 in Q1 98 compared to Q1 97 primarily due to general cutbacks and efforts to reduce costs.

Interest income in Q1 98 of $33,000 was $12,000 lower than Q1 97 as a result of lower average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

At June 29, 1997, the Company had cash, cash equivalents and short-term investments of $2.2 million, working capital of $3.2 million and an accumulated deficit of $17.9 million. The Company's cash and cash equivalents decreased by $456,000 during the three months ended June 29, 1997. Cash of $426,000 was used for operating activities primarily for accounts receivable ($149,000) which was primarily related to a large billing on a government contract made at the end of the period. Cash of $30,000 was used for capital equipment, compared to $108,000 during the comparable period of the prior year.

To enable the Company to meet its capital commitment needs, the Company historically has supplemented cash provided by operations with proceeds from private placement equity financing, bank lines of credit and loans from stockholders. On August 15, 1995, the Company completed a $3,000,000 private placement in which it issued 2,400,000 shares of Class A Common Stock.

The Company has a revolving line of credit agreement with a bank for the lesser of $1,000,000 or 75 percent of eligible trade accounts receivable, as defined by the agreement. The agreement was renewed on July 15, 1997, expires in one year and provides for interest to be paid monthly at prime plus 1.25 percent. The Company must adhere to certain requirements and provisions to be in compliance with the terms of the agreement. Borrowings under the line of credit are secured by accounts receivable, inventory, equipment and general intangibles. At June 29, 1997, no amounts were outstanding under any bank line of credit and there were no stockholder loans to the Company.

The Company has used the proceeds of its 1995 private placement to implement its strategic business plan, which focuses on growing the core business, bringing initial LAAPD products to market and developing proof-of-concept demonstration LAAPD Arrays which are expected to prove helpful in securing future financing and strategic partners. The continued development of LAAPD Arrays beyond the proof-of-concept phase may require additional funds.

The Company believes that the moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or operating results.

FORWARD LOOKING STATEMENTS

The information contained herein includes forward looking statements that are based on assumptions that management believes to be reasonable but are subject to inherent uncertainties and risks including, but not limited to, unforeseen technological obstacles which may prevent or slow the development and/or manufacture of new products, limited (or slower than anticipated) customer acceptance of new products which have been and are being developed by the Company (particularly its LAAPD product line), the availability of other competing technologies and a decline in the general demand for optoelectronic products.

PART II. OTHER INFORMATION

Items 1. - 5.     None

Item  6.  Exhibits and Reports on Form 8-K

(a) Exhibits

10.14 Amendment to Loan Agreement and Schedule to Loan and Security Agreement dated July 15, 1997 between Silicon Valley Bank and Registrant.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Advanced Photonix, Inc.
                                                     (Registrant)




Date:    August 13, 1997                    /s/ Patrick J. Holmes
         ---------------                    ---------------------
                                                Patrick J. Holmes
                                       Executive Vice President, Chief Financial
                                       Officer and Secretary/Treasurer