Form 10-Q
period 1997-12-28
ADVANCED PHOTONIX INC
filed 1998-02-13
CIK 869986

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 28,1997

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

                     1240 Avenida Acaso, Camarillo, CA 93012

                                 (805) 987-0146



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On February 8, 1998, 10,838,260 shares of Class A Common Stock, $.001 par value, and 76,135 shares of Class B Common Stock, $.001 par value, were outstanding.

                             ADVANCED PHOTONIX, INC.

                                      INDEX


                                                                         PAGE
 PART I         FINANCIAL INFORMATION

  Item 1.      Financial Statements (Unaudited)                          3 - 6

                Consolidated Statements of Operations for the
                three and nine month periods ended December 28,
                1997 and December 29, 1996                                 3

                Consolidated Balance Sheets
                at December 28, 1997 and March 30, 1997                  4 - 5

                Consolidated Statements of Cash Flows for the
                three and nine month periods ended December 28,
                1997 and December 29, 1996                                 6

                Notes to Consolidated Financial Statements                 7

 Item 2.        Management's Discussion and Analysis
                of Financial Condition and Results of Operations        7 - 10

 PART II        OTHER INFORMATION                                         11

                SIGNATURES                                                11



                                              ADVANCED PHOTONIX, INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                    Three Months Ended                               Nine Months Ended
                                       ----------------------------------------------  ---------------------------------------------
                                         December 28, 1997       December 29, 1996       December 28, 1997       December 29, 1996
                                       ----------------------  ----------------------  ----------------------  ---------------------

    REVENUES
    Net product sales                       $  1,873,000            $  1,380,000            $  4,647,000            $  4,433,000
    Development contracts                        100,000                  64,000                 311,000                 494,000
                                       ----------------------  ----------------------  ----------------------  ---------------------
                                               1,973,000               1,444,000               4,958,000               4,927,000
                                       ----------------------  ----------------------  ----------------------  ---------------------

    COSTS AND EXPENSES
    Cost of product sales                        995,000                 955,000               2,810,000               2,961,000
    Research and development                     449,000                 408,000                 959,000               1,496,000
    Marketing and sales                          220,000                 237,000                 681,000                 686,000
    General and administrative                   242,000                 276,000                 698,000               1,216,000
                                       ----------------------  ----------------------  ----------------------  ---------------------
                                               1,906,000               1,876,000               5,148,000               6,359,000
                                       ----------------------  ----------------------  ----------------------  ---------------------

    PROFIT (LOSS) FROM OPERATIONS                  67,000               (432,000)               (190,000)             (1,432,000)
                                       ----------------------  ----------------------  ----------------------  ---------------------

    OTHER INCOME
    Interest income                               34,000                  45,000                  97,000                 132,000
    Other, net                                       -                     1,000                   1,000                   7,000
                                       ----------------------  ----------------------  ----------------------  ---------------------
                                                  34,000                  46,000                  98,000                 139,000
                                       ----------------------  ----------------------  ----------------------  ---------------------
    NET PROFIT (LOSS)                       $    101,000           $    (386,000)          $     (92,000)        $    (1,293,000)
                                       ======================  ======================  ======================  =====================
    NET PROFIT (LOSS) Per Share            $        0.01        $          (0.04)       $          (0.01)       $          (0.12)
                                       ======================  ======================  ======================  =====================
    Weighted Average Number                   10,913,000              10,835,000              10,876,000              10,823,000
    of  Common Shares Outstanding
                                       ======================  ======================  ======================  =====================



                                   See   notes   to    consolidated    financial statements.



                                              ADVANCED PHOTONIX, INC.

                                             CONSOLIDATED BALANCE SHEETS

                                                                         December 28, 1997          March 30, 1997
                                                                            (Unaudited)                (Audited)
----------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                   $    642,000           $    1,217,000
Short-term investments                                                         1,629,000                1,459,000
Accounts receivable, less allowance of $83,000 at December 28, 1997              720,000                  642,000
and at March 30, 1997
Inventories                                                                    1,444,000                1,074,000
Prepaid expenses and other current assets                                        101,000                   61,000
                                                                            -------------            -------------
Total Current Assets                                                           4,536,000                4,453,000
                                                                            -------------            -------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost                                  3,406,000                3,331,000
Less accumulated depreciation and amortization                                (2,685,000)              (2,364,000)
                                                                            -------------            -------------
                                                                                 721,000                  967,000
                                                                            -------------            -------------
OTHER ASSETS
Goodwill, net of accumulated amortization of
     $211,000 at December 28, 1997 and $186,000 at March 30, 1997                625,000                  650,000
Patents, net of accumulated amortization of
     $24,000 at December 28, 1997 and $21,000 at March 30, 1997                   41,000                   40,000
Other                                                                             55,000                   55,000
                                                                            -------------            -------------
                                                                                 721,000                  745,000
                                                                            -------------            -------------
                                                                          $    5,978,000           $    6,165,000
                                                                            =============            =============


                                  See    notes   to    consolidated    financial statements.



                                              ADVANCED PHOTONIX, INC.

                                            CONSOLIDATED BALANCE SHEETS
                                                                              December 28, 1997         March 30, 1997
                                                                                 (Unaudited)               (Audited)
  ------------------------------------------------------------------------------------------------------------------------
  LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
  Accounts payable                                                              $     327,000           $     295,000
  Accrued expenses:
    Salaries and employee benefits                                                    212,000                 451,000
    Warranty                                                                           95,000                  95,000
    Other                                                                             312,000                 278,000
                                                                                 -------------            -------------
  Total Current Liabilities                                                           946,000               1,119,000
                                                                                 -------------            -------------

  REDEEMABLE CONVERTIBLE PREFERRED STOCK AT
  REDEMPTION VALUE                                                                     90,000                  98,000
                                                                                 -------------            -------------

  COMMITMENTS AND CONTINGENCIES
  STOCKHOLDERS' EQUITY
  Class A Common Stock, par value $.001 per share; authorized
  50,000,000 shares;
   December 28, 1997--10,827,149 shares issued and outstanding
   March 30, 1997      --10,717,493 shares issued and outstanding                      11,000                  11,000

  Class B Common Stock, par value $.001 per share; authorized 4,420,113 shares;
   December 28, 1997--87,246 shares issued and                                            -                        -
   outstanding                         March 30, 1997      --159,225
   shares issued and 137,002 outstanding
  Additional paid-in capital                                                       22,695,000              22,659,000
  Less cost of 22,223 shares of Class B Common Stock in Treasury at
   March 30, 1997                                                                         -                   (50,000)
  Accumulated deficit                                                             (17,764,000)            (17,672,000)
                                                                                 -------------            -------------
                                                                                    4,942,000               4,948,000
                                                                                 -------------            -------------
                                                                                $   5,978,000           $   6,165,000
                                                                                 =============            =============

                                  See    notes   to    consolidated    financial statements.



                                              ADVANCED PHOTONIX, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

For the nine month period ended                                          December 28, 1997       December 29, 1996
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                    $   (92,000)            $ (1,293,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                    321,000                  398,000
Amortization                                                                     28,000                   42,000
Changes in assets and liabilities:
Short-term investments                                                         (170,000)                    -
Accounts receivable                                                             (78,000)                  87,000
Inventories                                                                    (370,000)                (310,000)
Prepaid expenses and other current assets                                       (44,000)                 (31,000)
Accounts payable and accrued expenses                                          (173,000)                 400,000
                                                                           -------------            -------------
NET CASH USED IN OPERATING ACTIVITIES                                          (578,000)                (707,000)
                                                                           -------------            -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                            (75,000)                (240,000)
                                                                           -------------            -------------
NET CASH USED IN INVESTING ACTIVITIES                                           (75,000)                (240,000)
                                                                           -------------            -------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants                             78,000                   27,000
                                                                           -------------            -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        78,000                   27,000
                                                                           -------------            -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (575,000)                (920,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                              1,217,000                4,042,000
                                                                           -------------            -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $   642,000             $  3,122,000
                                                                           =============            =============

                                  See    notes   to    consolidated    financial statements.

                             ADVANCED PHOTONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 28, 1997
                                   (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 28, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending March 29, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Advanced Photonix, Inc. (together with its subsidiary, the "Company") Annual Report on Form 10-K for the fiscal year ended March 30, 1997.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Profit (Loss) Per Share: Net profit (loss) per share is based on the weighted average number of common and common equivalent shares outstanding. Common stock equivalents were not considered in the loss periods, as their effect would be antidilutive.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

REVENUES
The Company's revenues for the third quarter ("Q3 98") and nine month period ("YTD 98") ended December 28, 1997, were $2.0 million and $5.0 million, respectively. Revenues for the Q3 98 and YTD 98 period improved by 37% and 1%, respectively, when compared to $1.4 million and $4.9 million in the comparable periods of the prior year ("Q3 97" & "YTD 97"). Q3 98 revenues increased $471,000 from the second quarter of fiscal year 1998 ("the previous quarter"), and net profit (loss) improved by $91,000.

Net product sales for Q3 98 and YTD 98 were up $493,000 (36%) and $214,000 (5%), respectively, when compared to the same periods of the prior year. As detailed below, these increases reflect higher shipments of military aerospace products, partially offset by lower shipments of commercial products. Volume in military aerospace products increased by approximately 171% and 48%, respectively, in Q3 98 and YTD 98 compared to the comparable periods in the prior fiscal year, and are expected to remain at or slightly lower than Q3 98 levels for the remainder of fiscal 1998 as the

Company continues deliveries under a new military program. The Company was awarded contracts totaling $1.9 million for this program from a division of Hughes. The increase in military aerospace products was partially offset by lower shipments of commercial products which decreased by approximately 24% and 30%, respectively, in Q3 98 and YTD 98 compared to the comparable periods in the prior fiscal year. The Company believes that cutbacks in its sales and marketing efforts during fiscal 1996 impacted its ability to book new orders and resulted in lower sales during the second half of fiscal 1997 and YTD 1998. These cutbacks were a result of cash conservation measures put in place prior to the Company completing a private placement in August 1995. After receiving the additional equity financing, the Company hired and replaced employees in the sales department and otherwise increased marketing efforts including additional trade-show attendance and advertising. These efforts have resulted in an increase in commercial backlog which the Company believes should result in higher commercial sales in future periods.

Q3 98 and YTD 98 net product sales of Large Area Avalanche Photodiode (LAAPD) products were relatively low and flat to the prior year. While the Company anticipates increasing volume from sales of LAAPD products, independent studies indicate that the Company's LAAPD technology might take a number of years from time of introduction for markets to complete the shift associated with implementing this "enabling" technology. Available markets and sales in the first years are projected to be a fraction of future markets and sales. While the Company continues its efforts to further refine and optimize LAAPD manufacturing process steps, it believes that it has refined its processes to a point where it can safely ramp-up production to support current customer requirements as well as sales and marketing efforts to promote this new technology.

Development contract revenues increased 56% during Q3 98, from $64,000 in Q3 97 to $100,000 in Q3 98; and decreased 37% during YTD 98, from $494,000 in YTD 97 to $311,000 in YTD 98. The decrease in development contract revenues was primarily due to the completion of a Department of Energy ("DOE") contract during the third quarter of fiscal 1997 and delays in funding for the Advanced Research Projects Agency of the Pentagon and the Aircraft Division of the Naval Air Warfare Center ("ARPA/NAWC") contract. Government development contracts are typically multi-year awards and are subject to periodic review and cancellation by the government due to a variety of reasons including a lack of funding.
During the second half of 1997, revenues from the ARPA/NAWC contract were impacted by a delay in funding from the customer. While funding has been awarded to complete the current phase of the ARPA/NAWC contract, the Company has been informed that there will be no additional funding beyond the $737,000 previously funded ($326,000 short of the original contract value). The customer indicated that it had successfully achieved its objective with the reduced funding. The remaining effort including a final report on this contract should be completed during Q4 98.

COSTS AND EXPENSES
Cost of product sales increased by $40,000 (4%) during Q3 98 and decreased by $151,000 (5%) during YTD 98 compared to Q3 97 and YTD 97. Cost of product sales as a percent of product sales decreased by 16% in Q3 98 compared to Q3 97 and by 7% on a YTD basis despite higher product shipments. This was attributable to a number of factors including improvements in operating efficiencies as well as improved margins on product mix. In line with the reduction in product shipments which spanned the second half of fiscal 1997 through the first half of fiscal 1998, the Company reduced its workforce from 86 to 69 during fiscal 1997 through attrition and a reduction in force in February 1997.

Research and development ("R&D") costs increased by $41,000 (10%) to $449,000 in Q3 98 compared to Q3 97 and decreased by $537,000 (36%) during YTD 98 compared to YTD 97. The decrease in R&D costs is primarily due to the lower level of R&D effort on government contracts (see "Revenues" above) as well as a general reduction in internal R&D efforts as the Company focuses more on the commercialization/manufacture of the LAAPD. In conjunction with its commercialization efforts, the Company has consolidated its core business and LAAPD manufacturing operations which previously had been managed as separate operational centers. In addition, the Company has better controlled internal R&D activities. R&D costs have varied significantly in the past, and may continue to do so, due to the level of activity associated with development contracts as well as the number and complexity of new process and product development projects, the qualification of new process developments and customer evaluation and acceptance of new products.

Marketing and sales expenses decreased by $17,000 (7%) to $220,000 in Q3 98 compared to Q3 97 and was constant at $681,000 for YTD 98 compared to YTD 97. Marketing and sales expenses are expected to increase as the Company pursues its plan for growth including commercialization of the LAAPD family of products.

General and administrative expenses decreased by $34,000 (12%) to $242,000 in Q3 98 compared to Q3 97 and by $518,000 (43%) to $698,000 in YTD 98 compared to YTD
97. During the second quarter of fiscal 1997 the Company recorded a one-time reorganization charge of approximately $288,000 related to management changes and during Q2 98 reversed approximately $100,000 of this accrual. YTD general and administrative expenses, before the impact of the one-time reorganization charge in Q2 97 and the reversal in the previous quarter, decreased by $130,000 (14%) to $798,000 in YTD 98. These decreases were primarily the result of lower compensation, training, management systems and consulting costs.

Other income decreased by $12,000 (26%) in Q3 98 compared to Q3 97 and by $41,000 (30%) in YTD 98 compared to YTD 97 due to lower interest income associated with lower average cash balances. (See Liquidity and Capital Resources.)

LIQUIDITY AND CAPITAL RESOURCES

At December 28, 1997, the Company had cash, cash equivalents and short-term investments of $2.3 million, working capital of $3.6 million and an accumulated deficit of $17.8 million. The Company's cash, cash equivalents and short-term investments increased by $321,000 during the three months ended December 28, 1997 and decreased by $405,000 during the nine months ended December 28, 1997. Cash expenditures were primarily impacted by $370,000 used to finance inventory growth related to higher levels of LAAPD inventory as the Company begins to commercialize the product line and higher material requirements associated with a change in the Company's product mix.

To enable the Company to meet its capital commitment needs, the Company historically has supplemented cash provided by operations with proceeds from private placement equity financing, bank lines of credit and loans from stockholders. On August 15, 1995, the Company completed a $3,000,000 private placement in which it issued 2,400,000 shares of Class A Common Stock.

The Company has a revolving line of credit agreement with a bank for the lesser of $1,000,000 or 75 percent of eligible trade accounts receivable, as defined by the agreement. The agreement was renewed on July 15, 1997, expires in one year and provides for interest to be paid monthly at prime plus 1.25 percent. The Company must adhere to certain requirements and provisions to be in compliance with the terms of the agreement. Borrowings under the line of credit are secured by accounts receivable, inventory, equipment and general intangibles. At December 28, 1997, no amounts were outstanding under any bank line of credit and there were no stockholder loans to the Company.

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

                           PART II. OTHER INFORMATION

Items 1 - 4       None

Item 5

On January 21, 1998, Mr. Robert G. Allison and Mr. Harry Melkonian were elected to serve on the Board of Directors. Mr. Melkonian also serves as the Company's President and Chief Executive Officer.

Item 6

(a)   Exhibits

Exhibit No.       Description
-----------------------------

10.14 Amendment No. 1 to 1997 Employee Stock Option Plan of Advanced Photonix, Inc.

10.15 Form of Indemnification Agreement provided to Directors and Principal Officers of Advanced Photonix, Inc.


                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Advanced Photonix, Inc.
                                       (Registrant)


Date:    February 13, 1998             /s/ Patrick J. Holmes
         -----------------             ---------------------
                                       Patrick J. Holmes
                                       Executive Vice President, Chief Financial
                                       Officer and Secretary/Treasurer