Form 10-K
period 1998-03-29
ADVANCED PHOTONIX INC
filed 1998-06-29
CIK 869986

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                                   (Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 29, 1998

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934
                        For the transition period from    to

                         Commission file number 1-11056

                           ADVANCED PHOTONIX, INC.(R)
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of June 5, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $8,100,000.

As of June 5, 1998, there were 10,838,260 shares of Class A Common Stock and 76,135 shares of Class B Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  registrant's   knowledge,  in  any  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Item 1.  Business


General

Advanced Photonix, Inc.(R) (with its subsidiary, Silicon Detector Corporation, a California corporation ("SDC"), hereafter referred to together as the "Company"), is engaged in the development and manufacture of proprietary and other solid state light and radiation detection devices. The Company was incorporated under the laws of the State of Delaware on June 22, 1988. The Company believes that its proprietary Avalanche Photodiode ("APD") technology represents a leading-edge advancement in photodetection and imaging, and will become an increasingly important part of its business.

The Company's proprietary technology extends the capability of the traditional APD by introducing a large surface area silicon device or Large Area Avalanche Photodiode (the "LAAPD"). The Company believes that the LAAPD is an alternative to photomultiplier vacuum tubes ("PMT's"), which have been used for many years as the primary technological solution for highly sensitive light detection in certain measurement, control and monitoring applications used in industrial, medical, military, scientific and commercial settings.

The LAAPD and PMT are at the highly complex and engineered end of the spectrum of activities in the photonics industry, which encompasses all light detection devices and associated electronic components. Fundamentally, photodetection devices sense light of varying intensity and convert the light detected to electronic signals that cause the systems of which they are a part, to respond in programmed ways. The photonics industry includes other custom-engineered devices of less complexity than the LAAPD and the PMT such as PIN (Positive-Intrinsic-Negative) photodiodes. The bulk of the Company's revenues continue to be derived from the sale of products based on PIN and other non-proprietary technologies (the "core business").

Products

The  Company  designs  and  manufactures   optoelectronic   semiconductor  based
components and hybrid assemblies. The Company's product line includes:

o     Spectrally enhanced single and multi-element PIN photodetectors

o     Photodetector/preamplifier hybrids

o     Military/commercial aerospace products

o     Custom  optoelectronic   products,   including  visible  and  non  visible
        (infrared) light-emitting diodes ("LED's") and LED displays

o FILTRODE(TM) - patented technology integrating spectrally enhanced filters directly onto photodiode wafers

o     Small Area Avalanche  photodiodes

o     Large Area Avalanche photodiodes (LAAPD's, LAAPD Modules and Cooled Heads)

The Company supplies detectors for military/commercial aerospace and other High Reliability ("Hi-Rel") applications. Hi-Rel devices are those which are designed, manufactured, screened and qualified to function under exceptionally severe levels of environmental stress. The Company has many years of experience in supplying Hi-Rel devices which require modern wafer fabrication techniques, dedicated assembly area, and a well equipped test lab. Hi-Rel products manufactured by the Company include:

o Multi-Element Detector Pre-Amplifier assembly employed on the optical fuse used on the Rolling Airframe Missile (RAM)

o Narrow and Wide Field of View detectors used in various TOW Missile Trackers Common Module LED Arrays qualified with the Center for Night Vision Electro Optics for use in displaying thermal images in various night sights

o    Quadrant   Photodetectors   used  in  the   autocollimator   for  airborne
     navigation/FLIR POD's Multi-Element Detector Arrays used in space-based optical encoders for Space Shuttle Arm Control

The Company's patented FILTRODE(TM) technology integrates optical coatings directly on photodiode chips, replacing conventional technology that requires a separate filter glass or pigmented epoxy to be assembled to the top of a detector. While the technology offers a simpler design and lower cost, reliability and performance are improved because the integrated design is resistant to moisture, shock and vibration. Special packaging of this technology allows for unique applications whereby both front and back detector surfaces can be utilized for light detection.

The Company's Small Area Avalanche Photodiodes ("SAAPD's" -- see description of avalanche photodiode below) utilize a chip fabricated with a silicon epiplanar structure. SAAPD's have been designed for a variety of very low-light level applications and cover the wavelength from 400 nm to 1000 nm. Typical applications include optical communication, high-sensitivity bar code reading and laser range finding.

Large Area Avalanche Photodiode Technology
------------------------------------------

An Avalanche Photodiode is a specialized silicon photodiode capable of sensing very low levels of light through an internal gain phenomenon known as "avalanching". This fundamental performance characteristic is not present in the more conventional PIN photodiode technology.

The first APD was developed in the late 1960's and gave promise as a solid state replacement for the photomultiplier vacuum tube for sensing extremely low levels of electromagnetic radiation. However, design and manufacturing limitations have generally restricted APD's to small diameters (5mm or less) that can only be practically used with optical fiber, thus sharply limiting the range of useful applications.

The Company has developed and patented various aspects of an LAAPD with dimensions of up to 25 mm. The LAAPD is a fast pulse detector of low light levels spanning the near UV (ultraviolet), visible, and near IR (infrared) spectra, and, when coupled to a scintillator, of x-rays and gamma-rays. It is also sensitive to electrons accelerated to potentials greater than a few thousand electron-volts. The LAAPD offers capabilities well beyond those of the existing primary photodetection devices - the PIN photodiode, the small area APD and the PMT. Its advantages over PIN photodiodes include higher sensitivity at higher bandwidths. Its advantages over small area APD's include larger active areas to collect more light when the source is diffused and greater sensitivity up to about an order of magnitude. Its advantages over PMT's include greater counting sensitivity to pulses above 500 photons in the visible and near IR spectra, higher dynamic range by two orders of magnitude, and a more rugged structure suitable for operation in harsh environments. LAAPD's feature superior quantum efficiency in both visible and UV regions that cannot be matched by any PMT photocathode. Other features which differentiate LAAPD's from PMT's include greater dynamic range (by two orders of magnitude), open face design for direct low energy x-ray detection, immunity to higher magnetic fields and ease of thermal stabilization allowing much more stable operation. In addition, a more rugged and compact design, and operation requiring far less power, make LAAPD's more advantageous in many portable applications.

The LAAPD sensitivity in the UV region was greatly enhanced in 1995 when the Company developed new processing techniques to improve UV quantum efficiency. This capability is crucial for many applications in high energy and particle physics (calorimetry). The improvement in the UV sensitivity will also facilitate the design of more powerful imaging and analytical instruments for medical, chemical and biotechnology markets.

The Company expects, but there is no assurance, that its proprietary APD technology, employed in the development of the LAAPD, will form the basis for continuing the investigation and potential commercial development of other lines of advanced silicon avalanche photonics products which will have a broader range of commercial and military applications than the PMT and PIN arrays. For example:

o LAAPD Arrays - the Company's patented technology where the rear surface of an LAAPD is segmented to create isolated pixels, each with a separate
      electronic   lead  to  be  accessed   in  parallel   fashion  for  imaging
      applications.

o Vacuum Avalanche Photodiode (VAPD) - another patented technology which combines a photo cathode and an LAAPD in a vacuum tube and functions as a detector for high resolution, single photon-counting and low light level detection.

The Company has identified target markets for its LAAPD products based on customer evaluations and in-house tests. Evaluation detectors are sold to original equipment manufacturers ("OEM's"), engineers and scientists who report information to the Company concerning potential applications and markets, as well as suggesting improvements and pricing objectives. It is expected, but there is no assurance, that original equipment manufacturers who can take advantage of the performance capabilities of LAAPD's will be the source of repeat business for production quantities. Targeted markets which have been identified include:

o    Ranging, Tracking & Imaging - Smart image  surveillance/security  cameras,
     3D  collision   avoidance  cameras,   missile  guidance,   threat  warning,
     underwater mine detection, and mapping & salvaging.

o Medical Imaging - Detectors which image human physiology in slices, and look for pathology. Included in this category are PET scanners, CT scanners, bone densitometers and gamma cameras.

o Industrial Scanning/Process Control - Industrial CT inspection, aerospace ice inspection, drum/flat bed scanning, semiconductor wafer defect scanning and film to video conversion.

o Analytical Chemistry - Analyzing the chemical "recipe" of samples, from glucose levels in the blood to pesticides in ground water.

o Medical Diagnostics - Human fluids are analyzed to diagnose a medical pathology or condition. A partial list of conditions which are diagnosed every day using photonics technology include diabetes, lipid metabolism disorders, myocardial infarction, gout, liver diseases, renal diseases, pancreatitis, anemia, and electrolyte disturbances. It is expected that this list will grow dramatically in the coming years with the explosion of methods now available to perform immunodiagnostics. Examples of forthcoming diagnostics include those targeting thyroid and sexually transmitted disease conditions and wide field retinal visualization.

o Environmental Monitoring - Atmospheric meteorology LIDAR (light detection and ranging), radiation dose monitors, airborne and liquid particle measurement, optical air data systems, airport wind shear, atmospheric pollution monitoring.

o Scientific Research - High energy physics fiber tracking, space particle experiments and Neutrino experiments.

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

Research and Development
------------------------

The Company  undertakes both internally  funded and customer funded research and development programs when they are in support of the Company's development objectives. The Company has obtained federal government research and development funding supporting the next generation LAAPD products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detail on these contracts. Since its inception in June 1988, the Company has incurred material amounts of research and development expenses. During the fiscal years ended in 1998, 1997 and 1996, research and development expenses amounted to $1.2 million, $1.9 million and $2.1 million, respectively. Additional research and development funding will be required for LAAPD arrays and VAPD's if the Company decides to commercialize these products.

Manufacturing
-------------

Located in Camarillo, CA, the Company has an approximately 39,000 sq. ft. manufacturing facility which includes various fully equipped clean room areas from Class 100 to Class 100,000 for fabrication, processing, handling and characterizing a number of semiconductor compounds. In-house processes include photolithography, diffusion, metalization, lapping, oxide growth and parametric testing and analysis. An extensive library of different photodiode shapes and sizes is maintained to provide the customer with many options when a custom device is required. The Company estimates that these facilities, with some modifications, will be sufficient to accommodate the expected growth in both the core and LAAPD businesses for the foreseeable future.

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

Backlog and Customers
---------------------

The Company's sales are made primarily pursuant to standard purchase orders for delivery of products. However, by industry practice, orders may be canceled or modified at any time, with the customer being responsible for all finished goods, all costs, direct and indirect, incurred by the Company and a reasonable allowance for anticipated profits. No assurance can be given that such amounts will be received by the Company after cancellation. The Company had approximately $5.8 million of backlog at the end of fiscal 1998 compared with a backlog of approximately $5.2 million at the end of fiscal 1997. The Company expects that approximately $3.8 million of the backlog orders will be filled in the current fiscal year.

The Company currently supplies core business products in support of satellites, aircraft and ground vehicle missile guidance and tracking systems. Product sales to affiliates and divisions of Raytheon, in the aggregate over several programs, represent approximately 26% of the Company's revenues for the year ended March 29, 1998.

Customers normally purchase the Company's products and incorporate them in products that they in turn sell into their own markets on an ongoing basis. As a result, the Company's sales are dependent upon the success of its customers' products, and its future performance is dependent upon its success in finding new customers and receiving new orders from existing customers.

Marketing
---------

The Company markets its products in the United States and Canada through its own technical sales staff and through independent sales representatives. International sales, principally Western Europe and Canada, are conducted through foreign distributors (see Note 2 to Consolidated Financial Statements).

In marketing LAAPD products, the Company has recognized that it must compete with producers of PMT's, which have dominated low light level detection markets for many years. Even if the Company can establish that its LAAPD's are a potential alternative to PMT's for certain commercial applications, and assuming that testing of the LAAPD currently being conducted by OEM's and other third parties proves successful, the ability to successfully market its LAAPD devices on a volume basis will be substantially dependent upon the willingness of potential customers who currently use PMT's to incur the substantial expense and expend the time and effort necessary for the redesign of their products to accommodate the LAAPD devices.

The Company pursues marketing efforts related to securing government contracts and subcontracts to fund continued research and product development based on its APD technology. Such efforts encompass subcontracts with industrial partners as well as contracts directly with agencies of the federal government. During fiscal 1998, revenues from these efforts represented approximately 5% of total revenue.

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

The Company believes that the principal competition for its silicon LAAPD photodetection devices lies with producers of PMT's, the only product currently available for many of the applications for which the Company's LAAPD products are designed. The Company believes that there are a number of manufacturers of PMT's, most of which have significantly greater financial, technological, marketing and personnel resources than the Company. In addition, several companies produce solid state detectors based on small area APD technology. Although a few additional photodetector companies are engaged in developing APD's, the Company believes that most of these companies are limited by their technology to small area APD devices which the Company believes are considerably less useful than the Company's LAAPD devices in broadening the applicability of APD technology to imaging and the sensing of extremely low light levels. The Company's LAAPD products have electronic signal gain of up to 300 (one photoelectron converted to 300 photoelectrons) while typical small area APD devices have a gain of about 50 and, therefore, are not competitive with the Company's LAAPD devices in certain applications.

PMT's were first invented in the 1940's. It is possible that existing PMT manufacturers or other photodetector manufacturers will begin APD development and eventually manufacture competitive APD devices.

Proprietary Technology
----------------------

The Company has been issued patents as follows:

US PATENT NO.    DESCRIPTION                                    DATE ISSUED
-------------    ---------------------------------        ----------------------
5,757,057        Large Area Avalanche Array               May 1998
5,477,075        Solid State Photodetector with
                  Light-Responsive Rear Face              December 1995
5,311,044        Avalanche Photomultiplier Tube           May 1994
5,146,296        Devices for Detecting and/or
                  Imaging Single Photoelectron            September 1992
5,057,892        Light Responsive Avalanche Diode         October 1991
5,021,854        Silicon Avalanche Photodiode Array       June 1991
4,717,946        Thin Line Junction Photodiode            By predecessor company
4,782,382        High Quantum Efficiency
                  Photodiode Devices                      By predecessor company

Other patent submissions are currently under review by the U.S. Patent and Trademark Office. There can be no assurance that the pending patent applications will issue as patents, that any issued patents will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent owned by the Company or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of a patent could be substantial. If the Company is unable to obtain patents for its proposed applications, other entities may exploit the Company's developments in APD technology. Furthermore, there can be no assurance the Company's APD technology will not infringe patents or other rights owned by others, licenses to which may not be available to the Company. Based on limited patent searches, contacts with others knowledgeable in the field of APD technology and a review of pertinent published materials, to the Company's knowledge, its competitors hold no patents, licenses or other rights to the APD technology which would preclude the Company from pursuing its intended operations or from obtaining patent protection for its proposed applications.

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

Employees
---------

At June 5, 1998, the Company employed 61 full-time employees (including 2 officers), 8 engineering and development personnel, 41 operations personnel, 6 sales and marketing personnel, and 6 general administrative personnel (including 2 officers). The Company may, from time to time, engage personnel to perform consulting services and to perform research and development under third party funding. In certain cases, the cost of such personnel may be included in the direct cost of the contract rather than as payroll expense.

Item 2.        Properties
               ----------

The Company leases its executive offices, research, marketing and manufacturing facility which consists of approximately 39,000 square feet in a building complex located at 1240 Avenida Acaso, Camarillo, California. The lease expires in February 2004. The Company believes that its existing facility is adequate to meet its needs for the foreseeable future. See "Business - Manufacturing."

Item 3.        Legal Proceedings    None
               -----------------

Item 4.        Submission of Matters to a Vote of Security Holders    None
               ---------------------------------------------------


                                     PART II

Item 5.   Market for the Registrant's Securities and Related Stockholder Matters
          ---------------------------------------------------------------------

The Company's Class A Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "API". The Company's Class B stock is not publicly traded.

At June 11, 1998, the Company had 90 holders of record for the Class A Common Stock, representing approximately 1,300 holders owning shares of Class A Common Stock in street name. On the same date, there were 10 holders of the Class B Common Stock.

The following table sets forth high and low closing prices by quarter for fiscal years 1998 and 1997.

                   Quarterly Stock Market Data
                1st Quarter     2nd Quarter      3rd Quarter       4th Quarter
                1998   1997     1998    1997     1998    1997     1998     1997
                ----   ----     ----    ----     ----    ----     ----     ----
Common Stock (1)
      High    2 1/16   4 1/4   2 3/8   4 1/8     2      3 7/8    1 3/4   2 11/16
      Low     1 3/16   2 5/8   1 1/8   2 1/2     15/16   2      1 1/8   1 3/4

1 Price ranges on the American Stock Exchange

The Company has not paid any cash dividends on its capital stock. The Company intends to retain earnings, if any, for use in its business and does not anticipate that any funds will be available for the payment of cash dividends on its outstanding shares in the foreseeable future. The holders of Common Stock will not be entitled to receive dividends in any year until the holders of the Class A Redeemable Convertible Preferred Stock receive an annual non-cumulative dividend preference of $.072 per share. As of June 5, 1998, 690,000 shares of Class A Redeemable Convertible Preferred Stock had been converted into 207,000 shares of Class B Common Stock, leaving outstanding 90,000 shares of Class A Redeemable Convertible Preferred Stock. The aggregate non-cumulative annual dividend preference of such Class A Redeemable Convertible Preferred Stock is $6,480. There is no public market for the Company's Class A Redeemable
Convertible Preferred Stock or Class B Common Stock; however, such stock is convertible into Class A Common Stock at the option of the holder and upon transfer by the holder of the Class A Redeemable Convertible Preferred Stock or Class B Common Stock.

Item 6.        Selected Financial Data

                                                1998             1997              1996             1995              1994
----------------------------------------- ----------------- ---------------- ----------------- ---------------- -----------------
Selected Statement of Operations Data:
Revenues                                  $ 7,008,000       $ 6,375,000      $ 7,863,000       $ 6,775,000      $ 6,267,000
Loss from operations                         (115,000)       (2,061,000)        (807,000)       (2,448,000)      (3,944,000)
Net Income (Loss)                              10,000        (1,886,000)        (654,000)       (2,368,000)      (3,897,000)
Basic income (loss) per share (1)            $0.00             $(0.17)           $(0.07)          $(0.28)          $(0.55)

Weighted average shares outstanding (2)    10,886,000        10,831,000         9,988,000         8,383,000        7,075,000

Selected Balance Sheet Data:
Working capital                           $ 3,737,000       $ 3,334,000      $ 4,931,000       $ 2,083,000      $ 4,182,000
Total assets                                6,366,000         6,165,000        7,706,000         5,580,000        7,835,000
Long term debt, net                              -                 -                -               26,000           42,000
Accumulated deficit                       (17,662,000)      (17,672,000)     (15,786,000)      (15,132,000)     (12,764,000)
Stockholders' equity                        5,045,000         4,948,000        6,806,000         4,438,000        6,785,000

1  The impact of dilutive shares is immaterial.
2  See Note 2 to Financial Statements

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Fiscal year 1998 Compared to Fiscal Year 1997

REVENUES
The Company's revenues for the fiscal year ended March 29, 1998 ("1998") were $7.0 million, an increase of 10% from revenues of $6.4 million for the fiscal year ended March 30, 1997 ("1997").

Net product sales of $6.7 million increased $870,000 (15%) in 1998. As detailed below, this increase reflects higher shipments of military aerospace products, partially offset by slightly lower shipments of commercial products. Volume in military aerospace products increased by approximately 54% in 1998 compared to 1997. The increase in military aerospace products was partially offset by slightly lower shipments of commercial products which decreased by approximately 7% in 1998 compared to 1997. The Company believes that cutbacks in its sales and marketing efforts during fiscal 1996 impacted its ability to book new orders and resulted in lower sales during the second half of 1997 and the first half of 1998. These cutbacks were a result of cash conservation measures put in place prior to the Company completing a private placement in August 1995. After receiving the additional equity financing, the Company hired and replaced employees in the sales department and otherwise increased marketing efforts including additional trade-show attendance and advertising. These efforts have resulted in an increase in commercial backlog and helped to increase commercial sales during the fourth quarter of 1998 by approximately 24% compared to the same period in the prior year. The Company believes that these efforts should continue to result in higher commercial sales in future periods.

During the fourth quarter of fiscal 1998, shipments of Large Area Avalanche Photodiode (LAAPD) products (included in net product sales) were the highest in Company history. While sales from these products represented only 3% of total net product sales, the Company anticipates increasing volume from sales of LAAPD products as markets begin to implement this "enabling" technology and as the Company continues its efforts to further refine and optimize LAAPD manufacturing process steps and ramp up its sales and marketing efforts to promote this new technology.

Development contract revenues during 1998 decreased by $237,000 (41%) when compared to 1997. The Company was awarded a Phase II Department of Energy (DOE) grant of approximately $750,000 in June 1995, and in December 1995, was awarded a $1.1 million contract from the Advanced Research Projects Agency of the Pentagon and the Aircraft Division of the Naval Air Warfare Center (ARPA/NAWC). These types of government development contracts are typically multi-year awards and are subject to periodic review and cancellation by the government due to a variety of reasons including a lack of funding. During the third quarter of 1998, revenues from the DOE contract began to wind down and the contract was completed. The ARPA/NAWC contract was completed during the fourth quarter. While the Company has proposals outstanding, it is currently not working on any government funded development contracts

COSTS AND EXPENSES
Cost of product sales increased by only $20,000 (1%) in 1998 despite the 15% increase in net product sales (see "Revenues" above). Cost of product sales as a percent of net product sales decreased by 13% and gross profit margin on net product sales increased 8 percentage points to 41% compared to 1997. The improvement is attributable to a number of factors including improvements in operating efficiencies as well as improved margins on product mix. In line with the reduction in product shipments which spanned the second half of fiscal 1997 through the first half of fiscal 1998, the Company reduced its workforce from 86 to 69 during fiscal 1997 through attrition and a reduction in force in February 1997. The Company's workforce is currently at 61 full-time employees.

Research and development ("R&D") costs decreased by $670,000 (35%) to $1.2 million in 1998. The decrease in R&D costs is primarily due to the lower level of R&D effort on government contracts (see "Revenues" above) as well as a general reduction in internal R&D efforts as the Company focuses more on the commercialization/manufacture of the LAAPD. In conjunction with its commercialization efforts, the Company has consolidated its core business and LAAPD manufacturing operations which previously had been managed as separate operational centers. In addition, the Company has better controlled internal R&D activities. R&D costs have varied significantly in the past, and may continue to do so, due to the level of activity associated with development contracts as well as the number and complexity of new process and product development projects, the qualification of new process developments and customer evaluation and acceptance of new products.

Marketing and sales expenses decreased by $19,000 (2%) to $978,000 in 1998. Marketing and sales expenses should increase as the Company continues to pursue its plan for growth and commercialization of the LAAPD family of products.

General and administrative expenses decreased by $644,000 (40%) to $983,000 in 1998 primarily due to lower labor related costs partially offset by higher marketing costs. During 1997, the Company recorded a one-time reorganization charge of approximately $323,000 related to management changes and during the second quarter of 1998 reversed approximately $100,000 of this accrual. During 1998, general and administrative expenses, before the impact of these adjustments, decreased by $221,000 (17%) to $1.1 million. These decreases were due to a number of factors including lower compensation, training, management systems, amortization and consulting costs.

Interest income in 1998 of $123,000 was $44,000 lower than 1997 as a result of lower average cash balances and lower available interest rates. In August 1995, the Company completed a private placement which increased its average cash balances during Q3 and Q4 of 1996 and all of 1997 (see Liquidity and Capital Resources).

Fiscal year 1997 Compared to Fiscal Year 1996

REVENUES
The Company's revenues for the fiscal year ended March 30, 1997 ("1997") were $6.4 million, a decrease of 19% from revenues of $7.9 million for the fiscal year ended March 31, 1996 ("1996"). The Company believes that cutbacks in its sales and marketing efforts during fiscal 1996 impacted its ability to book new orders and resulted in lower sales during 1997 (see "Revenues" in Fiscal year 1998 Compared to Fiscal Year 1997 above).

Net product sales of $5.8 million decreased $1.3 million (18%) in 1997 primarily due to a lower level of shipments of military aerospace products. Military shipments were impacted by the winding down of a missile guidance system program which was approaching the end of its life cycle. During 1997, net product sales of Large Area Avalanche Photodiode (LAAPD) products increased by $53,000 to $154,000. During 1996, the Company curtailed LAAPD production because of low reliability and yields it was obtaining in the manufacturing process. After considerable research efforts, the Company developed a new manufacturing process and, in July 1996, the Company filed for a patent seeking protection of the new manufacturing process.

Development contract revenues decreased by $233,000 (29%). During the third quarter of 1997, revenues from the DOE contract began to wind down and the contract was completed. During the second half of 1997, revenues from the ARPA/NAWC contract were impacted by a delay in funding from the customer.

COSTS AND EXPENSES
Cost of product sales decreased by $566,000 (13%) in 1997 and gross profit margin on net product sales decreased 4 percentage points to 33% compared to 1996. The decreases are attributable to lower product shipments and a related decrease in manufacturing volume efficiencies. In line with the reduction in product shipments, the Company reduced its workforce (permanent and temporary employees from 86 to 69 during 1997) through attrition and a reduction in force in February 1997.

Research and development costs decreased by $187,000 (9%) to $1.9 million in 1997. The decrease in R&D costs was primarily due to the lower level of R&D effort on government contracts (see "Revenues" above) as well as a general reduction in internal R&D efforts as the Company focused more on the production of the LAAPD. In addition, the Company better controlled internal R&D activities.

Marketing and sales expenses increased by $296,000 (42%) to $997,000 in 1997. The increases were primarily due to increased manpower and higher marketing costs. This increase was expected, as the Company pursued its plan for growth. In addition, sales and marketing expenditures had been deferred during 1996 awaiting the successful completion of a private placement offering (See Liquidity and Capital Resources).

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

LIQUIDITY AND CAPITAL RESOURCES

At March 29, 1998, the Company had cash, cash equivalents and short-term investments of $2.4 million, working capital of $3.7 million and an accumulated deficit of $17.7 million. The Company's cash, cash equivalents and short-term investments decreased $313,000 during the twelve months ended March 29, 1998. Cash expenditures were primarily impacted by $499,000 used to finance inventory growth related to higher levels of LAAPD inventory as the Company begins to commercialize the product line and higher material requirements associated with a change in the Company's product mix. Accounts receivable increased by $324,000 due to a 42% increase in revenues during the fourth quarter of fiscal 1998 compared to the comparable period in 1997. Capital spending during 1998 was $163,000 compared to $331,000 during 1997.

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

The Company has a revolving line of credit agreement with a bank for the lesser of $1,000,000 or 75 percent of eligible trade accounts receivable, as defined by the agreement. The agreement was renewed on July 15, 1997, expires in one year and provides for interest to be paid monthly at prime plus 1.25 percent. The Company must adhere to certain requirements and provisions to be in compliance with the terms of the agreement. Borrowings under the line of credit are secured by accounts receivable, inventory, equipment and general intangibles. At March 29, 1998, no amounts were outstanding under any bank line of credit and there were no stockholder loans to the Company.

The Company believes that its current cash and cash equivalents, cash from operations and availability under its line of credit are sufficient to sustain operations at least through March 1999. The Company believes that the moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or operating results.

YEAR 2000 ISSUES
----------------

The Company uses computer software programs purchased from various independent vendors who may have written their programs using a two digit date field rather than a four digit field to define the applicable year. Such computer programs utilizing a two digit date field may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). The Year 2000 Issue could potentially result in a system failure or in miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in other similar normal business activities. The Company has identified Year 2000 Issues in certain software applications and is in the process of upgrading or replacing such applications with software which recognizes dates beyond December 31, 1999, thus addressing a substantial portion of the Year 2000 Issue that may impact the Company. The cost of this project, as it relates to the Year 2000 Issue, is not expected to have a material effect on the operations of the Company and will be funded through operating cash flows.

FORWARD LOOKING STATEMENTS
--------------------------

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

Item 8.    Financial Statements and Supplementary Data
           -------------------------------------------

The following consolidated financial statements of Advanced Photonix, Inc. are included in Item 8.
                                                                        Page
Report of Independent Public Accountants                                 14

Consolidated Statements of Operations
for each of the three years in the period ended March 29, 1998           15

Consolidated Balance Sheets at March 29, 1998 and March 30, 1997        16-17

Consolidated Statements of Stockholders' Equity
for each of the three years in the period ended March 29, 1998           18

Consolidated Statements of Cash Flows
for each of the three years in the period ended March 29, 1998           19

Notes to Consolidated Financial Statements                              20-26

All other schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are disclosed in the consolidated financial statements, or are inapplicable and, therefore, have been omitted.

                               ARTHUR ANDERSEN LLP





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Advanced Photonix, Inc.:

We have audited the accompanying consolidated balance sheets of Advanced Photonix, Inc. (a Delaware Corporation) and Subsidiary as of March 29, 1998 and March 30, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 29, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Photonix, Inc. and Subsidiary as of March 29, 1998 and March 30, 1997, and the results of their operations and their cash flows for each of the three years in the period ended March 29, 1998 in conformity with generally accepted accounting principles.


                                                ARTHUR ANDERSEN LLP


Los Angeles, California
May 21, 1998




                                              ADVANCED PHOTONIX, INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS



For each of the three years                                             1998                1997                1996
in the period ended March 29, 1998
--------------------------------------------------------------------------------------------------------------------------

REVENUES
   Net product sales                                               $  6,662,000        $  5,792,000        $  7,047,000
   Development contracts                                                346,000             583,000             816,000
                                                                   ----------------    ----------------    ----------------

                                                                      7,008,000           6,375,000           7,863,000
                                                                   ----------------    ----------------    ----------------


COST AND EXPENSES
   Cost of product sales                                              3,920,000           3,900,000           4,466,000
   Research and development                                           1,242,000           1,912,000           2,099,000
   Marketing and sales                                                  978,000             997,000             701,000
   General and administrative                                           983,000           1,627,000           1,404,000
                                                                   ----------------    ----------------    ----------------

                                                                      7,123,000           8,436,000           8,670,000
                                                                   ----------------    ----------------    ----------------


LOSS FROM OPERATIONS                                                   (115,000)         (2,061,000)           (807,000)
                                                                   ----------------    ----------------    ----------------



OTHER INCOME (EXPENSE)
   Interest expense                                                       -                   -                  (3,000)
   Interest income                                                      123,000             167,000             143,000
   Other, net                                                             2,000               8,000              13,000

                                                                   ----------------    ----------------    ----------------

                                                                        125,000             175,000             153,000
                                                                   ----------------    ----------------    ----------------

NET INCOME (LOSS) - $.00, $(.17), $(.07) per share                 $     10,000        $ (1,886,000)       $   (654,000)
                                                                   ================    ================    ================



                                   See   notes   to    consolidated    financial statements.


                                               ADVANCED PHOTONIX, INC.

                                            CONSOLIDATED BALANCE SHEETS


                                                                           March 29,               March 30,
                                                                              1998                   1997
--------------------------------------------------------------------------------------------------------------

ASSETS
CURRENT ASSETS

Cash and cash equivalents                                              $  1,386,000           $  1,217,000

Short-term investments                                                      977,000              1,459,000

Accounts receivable, less allowance of $83,000 in 1998 and 1997             966,000                642,000

Inventories                                                               1,573,000              1,074,000

Prepaid expenses and other current assets                                    84,000                 61,000
                                                                       ---------------        ---------------

         Total Current Assets                                             4,986,000              4,453,000
                                                                       ---------------        ---------------


EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost                             3,387,000              3,331,000

Less accumulated depreciation and amortization                           (2,689,000)            (2,364,000)
                                                                       ---------------        ---------------
                                                                            698,000                967,000

OTHER ASSETS

Goodwill, net of accumulated amortization of $219,000 in 1998 and
    $186,000 in 1997                                                        617,000                650,000

Patents, net of accumulated amortization of $25,000 in 1998 and
    $21,000 in 1997                                                          40,000                 40,000

Other                                                                        25,000                 55,000

                                                                       ---------------        ---------------
                                                                            682,000                745,000
                                                                       ---------------        ---------------

                                                                       $  6,366,000           $  6,165,000
                                                                       ===============        ===============

                                  See    notes   to    consolidated    financial statements.



                                              ADVANCED PHOTONIX, INC.

                                            CONSOLIDATED BALANCE SHEETS

                                                                        March 29,              March 30,
                                                                          1998                    1997
------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES

Accounts payable                                                  $      518,000        $       295,000

Accrued expenses:

      Salaries and employee benefits                                     310,000                451,000

      Warranty                                                            95,000                 95,000

      Other                                                              326,000                278,000
                                                                  ----------------        ---------------

         Total Current Liabilities                                     1,249,000              1,119,000
                                                                  ----------------        ---------------


COMMITMENTS AND CONTINGENICES (Notes 7 and 8)
STOCKHOLDERS' EQUITY
Class A Common Stock, par value $.001 per share; authorized
 50,000,000 shares;
       1998 - 10,838,260 shares issued and outstanding
       1997 - 10,717,493 shares issued and outstanding                    11,000                 11,000


Class B Common Stock, par value $.001 per share; authorized
 4,420,113 shares;
       1998 - 76,135 shares issued and outstanding
       1997 -159,225 shares issued and 137,002 outstanding                  -                      -

Convertible Preferred Stock at redemption  value; authorized
10,000,000 shares
       1998 - 90,000 shares issued and outstanding
       1997 - 123,000 shares issued and outstanding                       72,000                 98,000

Additional paid-in capital                                            22,696,000             22,659,000

Less cost of 22,223 shares of Class B Common Stock
 in Treasury in 1997                                                        -                   (50,000)

Accumulated Deficit                                                  (17,662,000)           (17,672,000)
                                                                  ----------------        ---------------
                                                                       5,117,000              5,046,000
                                                                  ----------------        ---------------

                                                                  $    6,366,000          $   6,165,000
                                                                  ================        ===============

                                  See    notes   to    consolidated    financial statements.



                                                              ADVANCED PHOTONIX, INC.

                                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For each of the three                                                        Additional
years in the period         Class A           Class B         Convertible       Paid-in     Class B Common
ended March 29, 1998      Common Stock     Common Stock     Preferred Stock   Ca[ital     Treasury Stock    Accumulated
                        Shares   Amount   Shares    Amount  Shares   Amount   Amount     Shares   Amount      Deficit      Total
                        ------   ------   ------    ------  ------   ------   ------     ------   ------      -------      -----

BALANCE AT APRIL 2,   7,056,638  $7,000  1,332,428  $1,000  123,000  98,000 $19,612,000  22,223  $(50,000) $(15,132,000) $4,536,000
  1995

Issuance of Class A
  Common Stock        2,400,000   2,000      -         -       -       -      2,992,000    -         -            -       2,994,000

Conversion of Class
 B Common Stock       1,161,648   1,000 (1,161,648) (1,000)    -       -          -        -         -            -           -

Exercise of Options      12,900     -        -         -       -       -         28,000    -         -            -          28,000

Net loss                    -       -        -         -       -       -          -        -         -         (654,000)   (654,000)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH     10,631,186  10,000    170,780     -    123,000  98,000  22,632,000  22,223   (50,000)  (15,786,000)  6,904,000
  31, 1996

Issuance Costs on
 Sale of Class A
 Common Stock               -       -        -         -       -       -        (18,000)   -         -            -         (18,000)

Conversion of Class
  B Common Stock         33,778     -      (33,778)    -       -       -          -        -         -            -           -

Exercise of Options      52,529   1,000      -         -       -       -         45,000    -         -            -          46,000

Net Loss                    -       -        -         -       -       -          -        -         -       (1,886,000) (1,886,000)
------------------------------------------------------------------------------------------------------------------------------------

BALANCE AT MARCH     10,717,493  11,000    137,002     -    123,000  98,000  22,659,000  22,223   (50,000)  (17,672,000)  5,046,000
  30, 1997

Conversion of
 Redeemable Preferred
 Stock                      -       -        9,900     -    (33,000)(26,000)     26,000    -         -            -           -

Issuance Costs on
 Sale of Class A
 Common Stock               -       -        -         -       -       -        (17,000)   -         -            -         (17,000)

Conversion of Class
 B Common Stock          70,767     -      (70,767)    -       -       -          -        -         -            -            -

Exercise of Options      50,000     -        -         -       -       -         78,000    -         -            -          78,000

Retirement of
 Treasury Shares            -       -        -         -       -       -        (50,000)(22,223)   50,000         -            -

Net Income                  -       -        -         -       -       -          -        -         -          10,000       10,000
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH
  29, 1998           10,838,260 $11,000     76,135     -     90,000  72,000 $22,696,000    -         -    $(17,662,000)  $5,117,000
====================================================================================================================================

 See notes to consolidated financial statements.



                                                                    ADVANCED PHOTONIX, INC.

                                                             CONSOLIDATED STATEMENTS OF CASH FLOWS


For each of the three years in the period ended March 29, 1998                    1998               1997              1996
----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                               $     10,000      $  (1,886,000)     $   (654,000)

Adjustment to reconcile net income (loss) to net cash provided by (used in)
operating activities
     Depreciation                                                                    426,000            524,000           539,000
     Amortization                                                                     37,000             66,000            55,000
     (Gain) loss on disposal of fixed assets                                           6,000               -               (4,000)

Changes in assets and liabilities:
     Short-term investments                                                          482,000         (1,459,000)            -
     Accounts receivable                                                            (324,000)           150,000           328,000
     Inventories                                                                    (499,000)          (288,000)          219,000
     Prepaid expenses and other current assets                                       (23,000)            25,000           (40,000)
     Other assets                                                                     26,000              2,000            (2,000)
     Accounts payable and other accrued expenses                                     130,000            317,000          (116,000)
     Advances                                                                           -                27,000           (84,000)
                                                                                -------------     --------------     -------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  271,000         (2,522,000)          241,000
                                                                                -------------     --------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                             (163,000)          (331,000)          (82,000)
                                                                                -------------     --------------     -------------
NET CASH USED IN INVESTING ACTIVITIES                                               (163,000)          (331,000)          (82,000)
                                                                                -------------     --------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sales of common stock, net of issuance costs                                      (17,000)           (17,000)        2,994,000
   Proceeds from exercise of stock options                                            78,000             45,000            28,000
   Repayment of long-term debt                                                          -                  -              (42,000)
                                                                                -------------     --------------     -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                             61,000             28,000         2,980,000
                                                                                -------------     --------------     -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 169,000         (2,825,000)        3,139,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     1,217,000          4,042,000           903,000
                                                                                -------------     --------------     -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $  1,386,000      $   1,217,000      $  4,042,000
                                                                                =============     ==============     =============

                                                         See notes to consolidated financial statements.


                             ADVANCED PHOTONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 29, 1998

NOTE 1 - LINE OF BUSINESS AND BUSINESS RISKS

Advanced Photonix, Inc. (together with its subsidiary Silicon Detector Corporation, the "Company"), designs and manufactures optoelectronic semiconductor based components and hybrid assemblies (the "core business") and is engaged in the development and manufacture of proprietary and other solid state light and radiation detection devices, including proprietary advanced solid state silicon photodetection devices which utilize Large Area Avalanche Photodetection ("LAAPD") technology.

The Company has an accumulated deficit of $17,662,000 as of March 29, 1998, and has incurred losses since inception until the current fiscal year. The Company's LAAPD technology is still considered to be a new technology and is subject to risks inherent in the development of products based on new technologies. These risks include getting the invention out of the laboratory and into actual use in the field and stepping up production from the prototype (early) stages of manufacturing. In order to fund these development efforts, the Company historically has relied upon proceeds from equity financings, bank lines-of-credit and loans from stockholders. At March 29, 1998, no amounts were outstanding under any bank line-of-credit and there were no stockholder loans to the Company.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year: The Company's fiscal year ends on the last Sunday in March. Fiscal years in the three-year period ended March 29, 1998, each contain fifty-two weeks.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SDC. All significant intercompany accounts and transactions have been eliminated.

Cash, cash equivalents and short-term investments: The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents. Short-term investments are comprised of readily marketable debt securities with remaining maturities of more than 90 days at date of purchase. The short-term investments are all considered trading securities and are bought and held principally for the purpose of selling in the near term. The fair value of such investments approximated the carrying value as of March 29, 1998 and March 30, 1997. Cash flows from purchases and sales of trading securities are classified as cash flows from operating activities.

The Company maintains cash balances at a financial institution that are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company places its cash equivalents and short-term investments in investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer. As of March 29, 1998, the Company had cash and cash equivalents at various financial institutions and in various highly liquid investments which were in excess of federally insured amounts.

Credit risk: Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables generally are due within 60 days. A significant portion of revenues and accounts receivable are with U.S. Government contractors, including approximately 26%, 19% and 16% of revenues from a major customer for the fiscal years ending 1998, 1997 and 1996, respectively. In fiscal 1998, the Company had export sales of approximately $1,047,000 to customers in Australia, France, Italy, Japan, Mexico, Spain, Switzerland, Canada, Germany, Great Britain and Sweden (none of which was individually greater than 10% of total revenues). As of March 29, 1998, one customer comprised 14% of accounts receivable.

Inventories: Inventories, which include material, labor and manufacturing overhead are stated at the lower of cost (first in, first out) or market. Inventories consist of the following:

                                        March 29, 1998          March 30, 1997
                                     --------------------    -------------------

Raw materials                          $    481,000           $    336,000
Work in progress                            940,000                586,000
Finished products                           152,000                152,000
                                     --------------------    -------------------

                                       $  1,573,000            $ 1,074,000
                                     ====================    ===================

Equipment and leasehold improvements: Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or lease term ranging from five years to eleven years. The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization are removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying statements of operations. Equipment and leasehold improvements consist of the following:

                                         March 29, 1998          March 30, 1997
                                     --------------------    -------------------

Laboratory equipment                       $ 2,689,000            $ 2,570,000
Furniture, fixtures and office equipment       300,000                365,000
Leasehold improvements                         306,000                315,000
Construction in progress                        92,000                 81,000
                                     --------------------    -------------------
                                           $ 3,387,000            $ 3,331,000
                                     ====================    ===================

Patents: Patents represent costs incurred in connection with patent applications. Such costs are amortized using the straight-line method over the useful life of the patent once issued, or expensed immediately if any specific application is unsuccessful. Amortization expense was $4,000, $12,000 and $2,000 for the fiscal years 1998, 1997 and 1996, respectively.

Goodwill: The excess of cost over the purchase price of acquired net assets is amortized on a straight-line basis over a 25 year period. Amortization expense was $33,000, $34,000 and $33,000 for the fiscal years 1998, 1997 and 1996, respectively. The Company continually evaluates the recoverability of goodwill by assessing whether the recorded value of the goodwill will be recovered through future expected operating results.

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

Product Sales - The Company uses the unit of delivery method for recognizing sales and cost of sales under production contracts. Provision for estimated losses, if any, is made in the period in which such losses are determined.

Warranties: The Company typically warrants its products against defects in material and workmanship for a period of 90 days from the date of shipment. A provision for estimated future warranty costs is recorded when products are shipped. To date, warranty costs have not been material.

Net Income (Loss) Per Share: Net income (loss) per share calculations are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" (SFAS 128). Accordingly, "basic" net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the year. "Diluted" net income (loss) per share has not been presented as the impact is either not material or anti-dilutive. All net income (loss) per share amounts for 1997 and 1996 have been restated to reflect the adoption of SFAS No. 128. Such weighted average shares were approximately 10,886,000 in 1998, 10,831,000 in 1997 and 9,988,000 in 1996.
Options  totaling  2,052,000,  2,512,000 and  2,191,000 in 1998,  1997 and 1996,
respectively, have been excluded from the determination of weighted average shares outstanding as their affect would be anti-dilutive or not material.

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

Accounting for Stock Option Based Compensation: SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), sets forth accounting and reporting standards for stock based employee compensation plans. As allowed by SFAS 123, the Company continues to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and complies with the pro forma disclosure requirements of the new standard (see
Note 6). Adoption of SFAS 123 has not affected the Company's results of operations or financial position.

New Authoritative Pronouncements: In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes new standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. These new standards require that all items recognized as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The adoption of SFAS 130 will not impact the Company's financial statements.

In June 1997, the FASB issued SFAS No. 11, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). SFAS 131 changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports. SFAS 131 is effective for periods beginning after December 15, 1997. The adoption of SFAS 131 will not have a material impact on the Company's financial statements.

Reclassifications: Certain prior years' amounts have been reclassified to conform to the current year's presentation.

NOTE 3 - CAPITALIZATION

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

The Company has authorized 10,000,000 shares of Preferred Stock, of which 780,000 shares have been designated Class A Redeemable Convertible Preferred Stock with a par value of $.001 per share. The number of shares of Class A Preferred Stock issued and outstanding was 90,000 at March 29, 1998 and 123,000 at March 30, 1997, respectively. The Class A Preferred Stock has a liquidation preference equal to its issue price ($.80 per share).The Class A Preferred Stock is convertible at any time, at the option of the holder, into .3 share of Class B Common Stock for each share of Preferred Stock converted. As of March 29, 1998, there were 27,000 shares of Class B Common Stock reserved for the potential conversion of the Class A Preferred Stock. The Class A Preferred Stock is subject to redemption at the Company's option for $.80 per share at any time. The Company would be required to pay approximately $72,000 to redeem these shares. The holders of the Class A Preferred Stock are entitled to an annual non-cumulative dividend preference of $.072 per share when the Company's net earnings per share of Class A Preferred Stock equals or exceeds $.072. The Class A Preferred stockholders do not have voting rights except as required by applicable law.

NOTE 4 - LINE OF CREDIT

The Company has a revolving line of credit agreement with a bank for the lesser of $1,000,000 or 75 percent of eligible trade accounts receivable, as defined by the agreement. The agreement expires in July 1998 and provides for interest to be paid monthly at prime plus 1.25 percent (9.75 percent at March 29, 1998). The Company must adhere to certain requirements and provisions to be in compliance with the terms of the agreement. The Company was in compliance with all such covenants as of March 29, 1998. Borrowings under the line of credit are secured by accounts receivable, inventory, equipment and general intangibles. There was no outstanding balance under the line of credit agreement as of March 29, 1998.

NOTE 5 - INCOME TAXES

At March 29, 1998, the Company had net operating loss carry forwards of approximately $15.7 million for federal tax purposes that expire at various dates through fiscal year 2012. The tax laws related to the utilization of loss carryforwards are complex and the amount of the Company's loss carry forward that will ultimately be available to offset future taxable income may be subject to annual limitations resulting from changes in the ownership of the Company's common stock. The Company also has approximately $509,000 in research and development credit carryovers available for federal tax purposes that expire in the fiscal years 2004 through 2013.

Under SFAS No. 109, "Accounting for Income Taxes", deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carryforwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. A detail of the Company's net deferred tax asset as of March 29, 1998 and March 30, 1997 follows:

                                  March 29, 1998            March 30, 1997
                               ---------------------     ----------------------
NOL Carryforwards                  $ 6,074,000                $ 6,273,000
Inventory obsolescence                 549,000                    541,000
Warranty                                37,000                     37,000
Depreciation                           (54,000)                    (3,000)
Other                                  106,000                    105,000
                                ---------------------     ----------------------
                                     6,712,000                  6,953,000
Less valuation allowance            (6,712,000)                (6,953,000)
                                ---------------------     ----------------------

Net deferred tax asset             $     -0-                  $    -0-
                                =====================     ======================

Due to the uncertainty surrounding the realization of the favorable tax attributes of such net operating loss carry forwards in future tax returns, the Company has recorded a valuation allowance against its otherwise recognizable deferred tax assets. Accordingly, no deferred tax asset has been reported in the accompanying balance sheet.

As the Company utilized tax loss carryforwards in fiscal 1998 and incurred losses in fiscal years 1997 and 1996, the Company has recorded minimum state taxes of $1,600 in other expense each year in the accompanying statements of operations.

NOTE 6 - STOCK OPTIONS

The Company has three stock option plans: the 1990 Incentive Stock Option and Non-Qualified Stock Option Plan, the 1991 Directors' Stock Option Plan ("The Directors' Plan") and the 1997 Employee Stock Option Plan. The Company measures compensation for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation expense for these plans been determined consistent with SFAS No. 123, the Company's net loss and net loss per share would have increased to the following pro forma amounts:

                                                 1998                    1997
                                            -----------------    ---------------

Net Income (Loss) - as reported               $    10,000         $  (1,886,000)
Net Loss - pro forma                          $  (309,000)           (2,108,000)
Basic Income (Loss) per share - as reported           .00                 (0.17)
Basic Income (Loss) per share - pro forma            (.03)                (0.19)
                                            -----------------    ---------------

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 3, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively: risk free interest rates of 5.82 percent and 6.53 percent, expected volatility of 48.57 percent and 63.33 percent, and expected lives of 10 years in both periods. No dividends were assumed in the calculations.

The Company's various stock option plans provide for the granting of non-qualified and incentive stock options to purchase up to 2,200,000 shares of common stock for periods not to exceed 10 years. As of March 29, 1998, there were 1,298,000 shares available for future grant under such plans. Options typically vest at the rate of 25 percent per year over four years, except for options granted under The Directors' Plan, which typically vest at the rate of 50 percent per year over two years. Under these plans, the option exercise price equals the stock's market price on the date of grant. Options may be granted to employees, officers, directors and consultants. The Company has also granted options, under similar terms as above, under no specific shareholder approved plan.

Stock option transactions for 1998, 1997 and 1996 are summarized as follows:

                                                  1998                     1997                    1996
                                        ---------------------------------------------------------------------------
                                           Shares      Wtd Avg      Shares     Wtd Avg      Shares      Wtd Avg
                                           (000)      Ex Price       (000)    Ex Price      (000)      Ex Price
-------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year          2,512          $3.41     2,191        $3.52      2,247         $4.16
Granted                                      90           1.34       530         2.58        550          2.18
Exercised                                   (50)          1.56      (101)        2.13        (13)         2.16
Cancelled                                  (500)          2.18      (108)        2.74       (593)         4.74
Outstanding at end of year                2,052          $3.67     2,512        $3.41      2,191         $3.52
-------------------------------------------------------------------------------------------------------------------
Exercisable at end of year                1,659          $4.02     1,905        $3.76      1,825         $3.83
-------------------------------------------------------------------------------------------------------------------
Weighted average fair value of options    $0.90                    $2.01                   $1.76
granted
-------------------------------------------------------------------------------------------------------------------

The following table summarizes information about fixed-price stock options outstanding at March 29, 1998:

                                          Options Outstanding                             Options Exercisable
-------------------------------------------------------------------------------------------------------------------
 Option Price Range        Shares          Wtd Avg Remaining         Wtd Avg          Shares       Wtd Avg Exercise
                                           Contractual Life       Exercise Price                        Price
---------------------- ---------------- ------------------------ ----------------- -------------- -------------------
     $ 6.00                750,000            2.88 years              $6.00            750,000          $6.00
     $ 4.00-5.75            67,000            4.00 years              $4.84             67,000          $4.84
     $ 2.25-2.44           979,000            5.85 years              $2.37            678,000          $2.32
     $ 1.25-1.75           256,000            7.88 years              $1.50            163,000          $1.59


NOTE 7 - COMMITMENTS

The Company leases its manufacturing and office facility under a noncancellable operating lease. Approximate minimum future lease payments under all noncancellable operating leases expiring at various dates through fiscal 2004, are as follows:

               Fiscal year ending:
               1999                              $    350,000
               2000                                   370,000
               2001                                   372,000
               2002                                   368,000
               2003                                   375,000
               Thereafter                             342,000
                                                 ------------
                                                 $  2,177,000
                                                 ============

Rent expense for the fiscal years ending 1998, 1997 and 1996 was approximately $353,000, $346,000 and $323,000, respectively.

The Company has employment and termination agreements with certain employees under which the employees may receive severance pay through the greater of the end of the term of the contract or up to twelve months. Total compensation under these agreements in the event of employment through the full term would be approximately $275,000 for each of the fiscal years ending 1999 and 2000, respectively.

NOTE 8 - LEGAL

The Company is, from time to time, subject to legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

NOTE 9 - EMPLOYEES' RETIREMENT PLAN

The Company maintains a 401(k) Plan which is qualified under the Internal Revenue Code. All full-time employees are eligible to participate in the Plan. Employees may make voluntary contributions to the Plan which are matched by the Company at the rate of $.50 for every $1.00 of employee contribution, subject to certain limitations. The Company contributions recognized as expense were approximately $60,000, $69,000, and $68,000 for the fiscal years ending 1998, 1997 and 1996, respectively.

NOTE 10 - SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

                                                         March 29, 1998       March 30, 1997       March 31, 1996
                                                      ----------------------------------------------------------------
Cash paid during the year for:
   Interest (net of amount capitalized)                    $   -                $   -                 $ 2,600
   Income taxes                                              1,600                1,600                 5,407

Noncash Transaction:
   Issuance of common stock upon the conversion of          26,000                  -                     -
    Redeemable Convertible Preferred Stock

NOTE 11 - VALUATION AND QUALIFYING ACCOUNTS

(000)                                               Balance at    Charged to Cost     Deductions     Balance at End
                                                   Beginning of     and Expenses                       of Period
                                                      Period
                                                  --------------- ----------------- --------------- -----------------
Year end March 29, 1998                              $     83           $ -              $ -            $     83
-----------------------
Allowance for bad debt
Warranty                                                   95             25              25                  95
Year end March 30, 1997                                   105              -              22                  83
-----------------------
Allowance for bad debt
Warranty                                                   95            39               39                  95
Year end March 31, 1996                                   105              -                -                105
-----------------------
Allowance for bad debt
Warranty                                                   95              -                -                 95



Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

           None

                                    PART III

Item 10.          Directors and Executive Officers

Set forth below is certain information relating to the directors and officers of the Company.

      Name                              Age              Position


Harry Melkonian                48       Chairman of the Board, President and
                                        Chief Executive Officer

Robert G. Allison              41       Director

James A. Gordon                48       Director

Hayden Leason                  67       Director

Jon B. Victor                  45       Director

Patrick J. Holmes              52       Executive Vice President, Chief
                                        Financial Officer, Secretary & Treasurer


Harry Melkonian, Chairman of the Board, President & Chief Executive Officer
Mr. Melkonian joined the Company in June 1992. He has been President since November 1996, was elected Chief Executive Officer in October 1997 and Chairman of the Board in April 1998. He served as General Manager of the Company's PIN photodiode business from 1993 until November 1996. From 1989 until joining the Company, Mr. Melkonian operated Melkonian Associates, a consulting firm that assisted the Company in the acquisition of its subsidiary, Silicon Detector Corporation. From 1987 until 1989, he was Director of Operations at Simulaser Corporation; and for six years previously, he held various operations level positions at Sensor Technology, Inc. Mr. Melkonian holds a Bachelor of Science degree in Business Administration from Northeastern University.

Robert G. Allison, Director
Mr. Allison became a director in January 1998. He previously served as a director from October 1996 to June 1997. Mr. Allison is the Managing Partner of Allison Venture Partners, Inc., a private capital and consulting firm serving the technology market. Mr. Allison is a partner of Edgewater Private Equity Fund, LP and Edgewater Private Equity Fund II, LP, limited partnerships formed for investment purposes. Prior to forming Allison Venture Partners, Mr. Allison served as the Executive Vice President, Chief Operating Officer and Director of Aurora Electronics Group, Inc. (AUR-AMEX). Mr. Allison served as Vice President, Semiconductor Marketing and Assets at Arrow Electronics, Inc. (NASDQ-ARW) and was the founder, President and CEO of Insight Electronics, Inc., a specialized semiconductor distributor which was acquired by MEMEC Group, PLC.

James A. Gordon, Director
Mr. Gordon became a director of the Company in August 1992. Since January 1992, Mr. Gordon has been President of Gordon Management, Inc., which is the general partner of Edgewater Private Equity Fund, LP and Edgewater Private Equity Fund II, LP, limited partnerships formed for investment purposes. In addition, Mr. Gordon has managed Focused Value Equity portfolios since 1985. Mr. Gordon presently serves as a member of the Boards of Directors of the following organizations: Grinnell College (also serving as Chairman of the Investment Committee), IMNET Systems, Inc.; HealthDesk, Inc. and Microware Systems Corporation. He is currently a Board member of the National Committee for the Performing Arts of the Kennedy Center. Mr. Gordon served as a member of the Board of Directors for Des Moines Art Center; Des Moines Ballet; Des Moines Metro Opera; Governor's United Nations Board; Iowa Society to Prevent Blindness; Des Moines Parent Teacher Association; Young President's Organization; and Northwestern University Alumni Board.

Hayden Leason, Director
Mr. Leason became a director of the Company in July 1995. He served as Chairman of the Board from October 1996 until October 1997 and as Chief Executive Officer from November 1996 until October 1997. In 1965 Mr. Leason founded Filtertek Inc., a designer and manufacturer of specialty filtration elements, which subsequently became a New York Stock Exchange listed company. He served as Chairman and Chief Executive Officer until 1992 when he sold his interest to Schawk Inc. Since 1992, Mr. Leason has managed various private investments. Mr. Leason is a 1954 graduate of Northwestern University where he received his Bachelor of Science degree in Business Administration.

Jon B. Victor, Director
Mr. Victor became a director of the Company in June 1995. He served as Chairman of the Board from October 1997 until April 1998. Mr. Victor is the Manager of Greenwich Ventures, LLC, which is the general partner of Greenwich Ventures, LP and Vantage Ventures, CV, Investment Partnerships, which he organized in 1996. He began his career in the equity research and trust departments of the Bank of New York. From 1978 through 1982 he worked for J. & W. Seligman & Co., where he was responsible for offshore advisory relationships, and was President of the firm's broker/dealer subsidiary. Mr. Victor founded Security Capital Management, Inc., an investment advisory firm, in 1983, and served as its President or Co-President until 1996. In 1992, Mr. Victor co-founded Gordon Management, Inc., the general partner of Edgewater Private Equity Fund, LP, and Edgewater Private Equity Fund II, LP. Mr. Victor is a 1973 magna cum laude graduate of Washington University and a 1977 graduate of the George Washington University School of Law where he earned his J.D. cum laude and completed his M.B.A. course work. Mr. Victor serves on the Board of Directors of several private investment firms and acts as an independent arbitrator for the National Futures Association.

Patrick J. Holmes, Executive Vice President, Chief Financial Officer, Corporate Secretary and Treasurer Mr. Holmes joined the Company in August 1993 and was named Executive Vice President in November 1996. From 1989 until joining the Company, Mr. Holmes was a Division Controller for Textron, Inc. From 1985 until 1989, he was Chief Accountant and Financial Operations Manager for two start-up companies of Lockheed Corporation in Sunnyvale, CA. Previously, Mr. Holmes held senior financial posts with General Dynamics and Datapoint Corporation. Mr. Holmes, who is a Certified Public Accountant, received his degree in accounting, magna cum laude, from the University of Missouri in St. Louis and is a past recipient of the Missouri Society of CPAs Silver Medal. Directors serve annual terms until the next annual meeting of stockholders and until their successors are elected and qualified. Officers serve at the pleasure of the Board of Directors.

Item 11.        Executive Compensation

The following table sets forth compensation paid or accrued by the Company for services rendered to the Company's Chief Executive Officer and to each of the other executive officers of the Company whose cash compensation exceeded $100,000 for services rendered during the last three fiscal years.


                                              SUMMARY COMPENSATION TABLE

                                                                           Long Term Compensation
                                                                   --------------------------------------
                                         Annual Compensation                  Awards            Payouts
                                     ----------------------------  --------------------------   -------
                                                                    Restricted     Securities
Name and                                             Other Annual     Stock        Underlying    LTIP      All Other
Principal                    Fiscal  Salary   Bonus  Compensation     Awards        Options     Payouts  Compensation
Position                      Year    ($)      ($)        ($)           ($)           (#)        ($)         ($)(1)
--------------------------------------------------------------------------------------------------------------------
Harry Melkonian,              1998  150,000   40,000       -             -            -           -        4,700
Chairman of the Board,        1997  135,000     -          -             -         140,000        -        3,900
President and Chief           1996  110,000   15,000       -             -            -           -        3,300
Executive Officer (2)
--------------------------------------------------------------------------------------------------------------------
Hayden Leason                 1998      -        -         -             -            -           -           -
Chairman of the Board and     1997      -        -         -             -            -           -           -
Chief Executive Officer (3)   1996      -        -         -             -            -           -           -
--------------------------------------------------------------------------------------------------------------------
Patrick J. Holmes             1998  125,000   15,000       -             -            -           -        3,900
Executive Vice President,     1997  125,000      -         -             -          70,000        -        3,300
CFO, Secretary and            1996  125,000   15,000       -             -            -           -        3,800
Treasurer
--------------------------------------------------------------------------------------------------------------------

1 Represents amounts paid by the Company on behalf of the named person in connection with the Company's 401(k) Retirement Plan.
2 Mr. Melkonian was elected Chief Executive Office in October, 1997, and Chairman of the Board in April 1998..
3 Mr. Leason resigned as Chairman of the Board and Chief Executive Officer in October 1997.  Options granted as part of plans provided to outside directors of the Company have been excluded from the table (10,000 in 1998 and 25,000 in 1996).

Employment Agreements

The Company has employment and termination agreements with certain employees, including Messrs. Melkonian and Holmes under which the employees may receive severance pay through the end of the term of the contract or up to twelve months. See Notes to Consolidated Financial Statements - Note 7.

Stock Options

Except as described in the Summary Compensation Table, no options were granted to executive officers of the Company during fiscal 1998.

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

    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                                                                       Value of Unexercised
                                                                Number of Securities Underlying      In-the-Money Options at
                        Shares Acquired                     Unexercised Options at Fiscal Year End   (#)Fiscal Year End ($)
Name (1)                on Exercise (#)  Value Realized          Exercisable/Unexercisable          Exercisable/Unexercisable
-----------------------------------------------------------------------------------------------------------------------------
Harry Melkonian                 -                 -                     88,000/112,000                    -/-
Hayden Leason                   -                 -                     25,000/10,000                     -/-
Patrick J. Holmes               -                 -                     74,000/76,000                     -/-
-----------------------------------------------------------------------------------------------------------------------------

1    See "Summary Compensation Table" and Item 10 "Directors and Executive Officers" for principal position.

On January 18, 1995 the Board of Directors canceled outstanding options to purchase an aggregate of 365,000 shares of the Company's Class A Common Stock and granted to the holders of such options new options to purchase an equivalent number of shares. These options were the only options of the Company which have been issued coincident with the cancellation of outstanding options or otherwise repriced since the Company's inception through March 29, 1998. The Board of Directors concluded that the subsequent decrease in the market price for the Company's Class A Common Stock below the exercise price for the canceled options was due to factors which were principally not all within the realm of responsibility of the option holders and that the options no longer provided the incentive to such option holders to perform on behalf of the Company in the manner contemplated by the Board when the canceled options were initially granted. On the date of the issuance of the new options and the cancellation of the outstanding options, the closing sale price for the Company's Class A Common Stock as reported on the American Stock Exchange was $1.56. The following table sets forth certain information regarding the aforementioned canceled and new options:

                                               Ten-Year Option Repricings

                                 Number of Securities   Market Price of   Exercise Price at               Length of Original
                                  Underlying Options   Stock at Time of       Time of       New        Option Term Remaining at
                                     Repriced or         Repricing or       Repricing or    Exercise            Date of
Name1                Date            Amended (#)         Amendment ($)     Amendment ($)    Price ($)   Repricing or Amendment
----                 ----            -----------         -------------     -------------    ---------   ----------------------
Harry Melkonian      1/18/95           60,000                1.56               3.62           1.56             7 years

Patrick J. Holmes    1/18/95           30,000                1.56               4.87           1.56             9 years
                                       30,000                1.56               4.50           1.56             9 years
------------------------------------------------------------------------------------------------------------------------------

1    See "Summary Compensation Table" and Item 10 "Directors and Executive Officers" for principal position.

Compensation of Directors

Prior to October 1995, each director who is not an employee of the Company or an affiliate received an annual fee of $10,000, payable in quarterly increments, and a fee of $1,000 for each meeting attended. Each of the directors who is not an employee of the Company is eligible for grants of stock options upon their appointment to the Board of Directors under the 1991 Special Directors Stock Option Plan and on an annual basis so long as they remain on the Board. Directors who are also officers of the Company or its affiliates do not receive cash compensation in consideration for their services as directors. All directors, however, including employee directors, are reimbursed for reasonable travel expenses incurred in connection with their attending meetings of the Board of Directors and committees. In October 1995, the Board of Directors eliminated the accrual or payment of all fees including all annual fees, meeting fees and any payment for services as the Chairman or Member of any Committee of the Board of Directors except for reasonable travel expenses. In addition, participation in the 1991 Special Directors Stock Option Plan, other than initial grants for new directors, was suspended. In January 1998, the Board reinstated participation in the 1991 Special Directors Stock Option Plan and approved an annual stock option grant in lieu of an annual cash fee. This grant would be the approximate equivalent of $10,000 calculated using the Black-Scholes option pricing model.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors and persons who own more than ten percent of a registered class of the Company's equity securities (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports. New rules governing these reports were adopted in February 1991 and generally became effective in May 1991. Based upon the Company's review of copies of these reports received by it, the Company believes that all filings required to be made by the Reporting Persons during the fiscal year ended March 29, 1998 were made on a timely basis.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 5, 1998, certain information concerning the holdings of each person who was known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Class A or Class B Common Stock of the Company, by each director and executive officers and by all directors and officers as a group.

                                           Class A Common Stock                         Class B Common Stock
                               --------------------------------------------  ------------------------------------------------------
                                               Shares Under                               Shares Under
                                  Shares        Exercisable      Percent of   Shares      Exercisable     Percent of    Percent
                                  Owned      Options/Warrants(1)   Class      Owned     Options/Warrants    Class      Voting(2)

The Dreyfus Corporation(3)        1,497,700            -           13.8       -              -               -            13.7

Hayden Leason(4)                  1,304,100        27,500          12.3       -              -               -            12.2

The Townsend Group                  874,100            -            8.1       -              -               -             8.0

Advanced Detectors,Inc.(5)             -          750,000           6.5       -              -               -             6.4

J. Morton Davis(6)                  656,045            -            6.1       -              -               -             6.0

James A. Gordon(7)                  593,640        33,000           5.5       -              -               -             5.4

Edgewater Private Equity Fund(8)    593,640        33,000           5.5       -              -               -             5.4

Robert G. Allison(9)                593,640        33,000           5.5       -              -               -             5.4

Jon Victor(10)                      237,400        27,500           2.4       -              -               -             2.4

Patrick J. Holmes                    52,600       108,000           1.5       -              -               -             1.5

Harry Melkonian                      10,000       116,000           1.2       -              -               -             1.2

Directors & Officers as           2,197,740       312,000          22.5       -              -               -            22.5
a Group
-----------------------------------------------------------------------------------------------------------------------------------

1 Includes shares under options/warrants exercisable on June 5, 1998 and options which become exercisable within 60 days thereafter.

2 Represents combined voting power of both Class A and Class B Common Stock, assuming beneficial owner exercises all exercisable options and warrants.

3 Shareholder is a subsidiary of Mellon Bank, N.A., One Mellon Bank Center, Pittsburgh, PA 15258-0001.

4 The address of this shareholder is Palmas Del Mar, 10 Monte Sol, Humacao, Puerto Rico 00791.

5 Formerly Xsirius, Inc., the last known address of this beneficial owner was 1220 Avenida Acaso, Camarillo, CA 93012.

6 The address of this  shareholder is D.H. Blair, 44 Wall Street,  New York, NY 10005.  Includes  617,760 shares owned by
   D.H. Blair Investment Banking Corporation and 38,285 shares owned by Parliament Hill Corporation.

7 The address of this shareholder is c/o Edgewater  Private Equity Fund, 666 Grand Avenue,  Suite 200, Des Moines,  IA 50309.
   Includes 593,640 shares owned by Edgewater Private Equity Fund, L.P.  ("Edgewater").  Mr. Gordon is the President of Gordon
   Management,  Inc. which is the general partner of Edgewater. Also includes 2,500 options granted to Mr. Allison. Mr. Allison is a partner of Edgewater.

8 The address of this  shareholder  is c/o Edgewater  Private  Equity Fund,  666 Grand Avenue,  Suite 200, Des Moines, IA 50309.
   Includes 30,500 options granted to Mr.  Gordon (see footnote 7) and 2,500  options  granted to Mr.  Allison (see footnote 10).

9 The address of this shareholder is c/o Allison Venture Partners,  Inc., 103 N. Point Drive,  Lake Forest,  CA 92630.
   Includes 593,640 shares owned by Edgewater Private Equity Fund, L.P.  ("Edgewater").  Mr. Allison is the President of Allison
   Venture Partners,  Inc. which is the general partner of Edgewater.

10 The address of this shareholder is c/o Greenwich Ventures, LLC, 3463 State Street, Santa Barbara, CA 93105.


Item 13.       Certain Relationships and Related Transactions

See Item 11.  Executive Compensation.

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

3.1.2 Amendment to Certificate of Incorporation of the Registrant, dated September 9, 1992-incorporated by reference to the Registrant's March 31, 1996 Annual Report on Form 10-K.

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

10.3* Advanced Photonix, Inc. 1997 Employee Stock Option Plan - incorporated by reference to Exhibit 10.13 to the Registrant's March 30, 1997 Annual report on Form 10-K

10.4*     Amendment  No.  1 to 1997  Employee  Stock  Option  Plan  of  Advanced
          Photonix, Inc. - incorporated by reference to Exhibit 10.14 to the Registrant's December 28, 1997 Quarterly Report on Form 10-Q

10.5 Employment Agreement dated June 1, 1998, between Advanced Photonix, Inc. and Patrick J. Holmes.

10.6 Employment Agreement dated June 1, 1998, between Advanced Photonix, Inc. and Harry Melkonian.

10.7 Form of Non-Qualified Stock Option granted to Advanced Detectors, Inc., formerly Xsirius, Inc. - incorporated by reference to Exhibit
          10.13 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 11, 1991.

10.8 Loan and Security Agreement dated July 15, 1997 between Silicon Valley Bank and Registrant - incorporated by reference to Exhibit 10.14 to the Registrant's June 29, 1997 Quarterly Report on Form 10-Q.

10.9 Lease Agreement dated February 23, 1998 between Advanced Photonix, Inc. and High Tech No. 1, Ltd.

10.10 Form of Indemnification Agreement provided to Directors and Principal Officers of Advanced Photonix, Inc. -- incorporated by reference to
          Exhibit 10.15 to the Registrant's December 28, 1997 Quarterly Report on Form 10-Q

21        List of  Subsidiaries  of  Registrant -  incorporated  by reference to
          Exhibit 22 to the Registrant's March 31, 1993 Annual Report on Form 10-K.

23.1      Consent of Arthur Andersen LLP, independent public accountants.

*Constitutes a compensation plan or arrangement required to be filed as part of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED PHOTONIX, INC.             By:      /s/ Harry Melkonian
                                             --------------------
                                             Harry Melkonian,
                                             President & Chief Executive Officer
Date:  June 26, 1998
      ---------------


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                          Title                                 Date

/s/ Harry Melkonian       Chairman of the Board, President &       June 26, 1998
-------------------       Chief Executive Officer                  -------------
Harry Melkonian           (Principal Executive Officer)


/s/ Robert G. Allison     Director                                 June 26, 1998
-------------------                                                -------------
Robert G. Allison

/s/ Hayden Leason         Director                                 June 26, 1998
-------------------                                                -------------
Hayden Leason

/s/ James A. Gordon       Director                                 June 26, 1998
-------------------                                                -------------
James A. Gordon

/s/ Jon B. Victor         Director                                 June 26, 1998
-------------------                                                -------------
Jon B. Victor

/s/ Patrick J. Holmes     Executive Vice President, Chief          June 26, 1998
-------------------       Financial Officer, Corporate             -------------
Patrick J. Holmes         Secretary/Treasurer,
                          (Principal Financial and Accounting Officer)