Form 10-Q
period 1998-06-28
ADVANCED PHOTONIX INC
filed 1998-08-12
CIK 869986

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
     [X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                   For the quarterly period ended June 28, 1998

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

                     1240 Avenida Acaso, Camarillo, CA 93012

                                 (805) 987-0146



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


On August 6, 1998, 10,838,260 shares of Class A Common Stock, $.001 par value, and 76,135 shares of Class B Common Stock, $.001 par value, were outstanding.

                             ADVANCED PHOTONIX, INC.

                                      INDEX


                                                                     PAGE
 PART I     FINANCIAL INFORMATION

 Item 1.    Financial Statements (Unaudited)                         3 - 6

            Consolidated Statements of Operations
            for the three month periods ended June 28, 1998
            and June 29, 1997                                          3

            Consolidated Balance Sheets
            at June 28, 1998 and March 29, 1998                      4 - 5

            Consolidated Statements of Cash Flows
            for the three month periods ended June 28, 1998
            and June 29, 1997                                          6

            Notes to Consolidated Financial Statements                 7

 Item 2.    Management's Discussion and Analysis
            of Financial Condition and Results of Operations         8 - 10

 PART II    OTHER INFORMATION                                          10

            SIGNATURES                                                 10

                             ADVANCED PHOTONIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

    For the three month period ended           June 28, 1998       June 29, 1997
    ----------------------------------------------------------------------------
    REVENUES
    Net product sales                          $  1,958,000        $  1,383,000
    Development contracts                             -                 100,000
                                           -----------------    ----------------
                                                  1,958,000           1,483,000
                                           -----------------    ----------------

    COSTS AND EXPENSES
    Cost of product sales                         1,255,000             949,000
    Research and development                         90,000             229,000
    Marketing and sales                             250,000             248,000
    General and administrative                      270,000             294,000
                                           -----------------    ----------------
                                                  1,865,000           1,720,000
                                           -----------------    ----------------
    PROFIT (LOSS) FROM OPERATIONS                    93,000            (237,000)
                                           -----------------    ----------------

    OTHER INCOME
    Interest income                                  28,000              33,000
    Other, net                                        1,000               1,000
                                           -----------------    ----------------
                                                     29,000              34,000
                                           -----------------    ----------------
    NET INCOME (LOSS) -                          $  122,000          $ (203,000)
    $.01, $(.02) per share                 =================    ================



               See   notes  to   consolidated   financial statements.

                             ADVANCED PHOTONIX, INC.

                           CONSOLIDATED BALANCE SHEETS


                                              June 28,               March 29,
                                                1998                   1998
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                   $    259,000           $  1,386,000
Short-term investments                         2,069,000                977,000
Accounts receivable, less allowance
  of $83,000 in June 1998 and March 1998         982,000                966,000
Inventories                                    1,497,000              1,573,000
Prepaid expenses and other current assets         67,000                 84,000
                                         ---------------        ----------------
 Total Current Assets                          4,874,000              4,986,000
                                         ---------------        ----------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
  at cost                                      3,420,000              3,387,000

Less accumulated depreciation
  and amortization                            (2,778,000)            (2,689,000)
                                         ---------------        ----------------
                                                 642,000                698,000
OTHER ASSETS
Goodwill, net of accumulated amortization
 of $226,000 in June 1998 and
 $219,000 in March 1998                          611,000                617,000
Patents, net of accumulated amortization
 of $25,000 in June 1998 and
 $25,000 in March 1998                            40,000                 40,000
Other                                             23,000                 25,000
                                         ---------------        ----------------
                                                 674,000                682,000
                                         ---------------        ----------------
                                            $  6,190,000           $  6,366,000
                                         ===============        ================









    See   notes   to   consolidated   financial statements.


                             ADVANCED PHOTONIX, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                        June 28,               March 29,
                                                                          1998                    1998
-------------------------------------------------------------------- ---------------- ------ ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                     $     277,000           $     518,000
Accrued expenses:
         Salaries and employee benefits                                    279,000                 310,000
         Warranty                                                           95,000                  95,000
         Other                                                             300,000                 326,000
                                                                     ----------------        ---------------
         Total Current Liabilities                                         951,000               1,249,000
                                                                     ----------------        ---------------

COMMITMENTS AND CONTINGENICES
STOCKHOLDERS' EQUITY
Class A Common Stock, par value $.001 per share; authorized
50,000,000 shares;
       June 28, 1998    - 10,838,260 shares issued and outstanding
       March 29, 1998   - 10,838,260 shares issued and outstanding          11,000                  11,000

Class B Common Stock, par value $.001 per share; authorized
4,420,113 shares;
       June 28, 1998    - 76,135 shares issued and outstanding
       March 29, 1998   - 76,135 shares issued and outstanding                 -                      -

Convertible Preferred Stock at redemption  value; authorized
10,000,000 shares
       June 28, 1998    - 90,000 shares issued and outstanding
       March 29, 1998   - 90,000 shares issued and outstanding              72,000                  72,000

Additional paid-in capital                                              22,696,000              22,696,000
Accumulated Deficit                                                    (17,540,000)            (17,662,000)
                                                                     ----------------        ---------------
                                                                         5,239,000               5,117,000
                                                                     ----------------        ---------------
                                                                      $  6,190,000           $   6,366,000
                                                                     ================        ===============

                                     See   notes   to   consolidated   financial statements.
                                                                      5



                             ADVANCED PHOTONIX, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

For the three month period ended                                                June 28, 1998            June 29, 1997
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                                 $   122,000               $  (203,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation                                                                           89,000                   106,000
Amortization                                                                            6,000                     9,000
Changes in assets and liabilities:
Accounts receivable                                                                   (15,000)                 (149,000)
Inventories                                                                            76,000                  (129,000)
Prepaid expenses and other current assets                                              17,000                   (24,000)
Accounts payable and accrued expenses                                                (298,000)                  (15,000)
                                                                                  --------------            -------------
  NET CASH USED IN OPERATING ACTIVITIES                                                (3,000)                 (405,000)
                                                                                  --------------            -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Short-term investments                                                             (1,092,000)                  (21,000)
Capital expenditures                                                                  (32,000)                  (30,000)
                                                                                  --------------            -------------
  NET CASH USED IN INVESTING ACTIVITIES                                            (1,124,000)                  (51,000)
                                                                                  --------------            -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (1,127,000)                 (456,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    1,386,000                 1,217,000
                                                                                  --------------            -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $   259,000               $   761,000
                                                                                  ==============            =============

                                     See   notes   to   consolidated   financial statements.

                                                                      6

                             ADVANCED PHOTONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 28, 1998
                                   (Unaudited)



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the three month period ended June 28, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending March 28, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Advanced Photonix, Inc. (together with its subsidiary, the "Company") Annual Report on Form 10-K for the fiscal year ended March 29, 1998.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Income (Loss) Per Share: Net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Common stock equivalents were not considered in the calculation, as their effect would be antidilutive. Such weighted average shares were approximately 10,914,000 at June 28, 1998 and 10,854,000 at June 29, 1997. Net income (loss) per share calculations are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" (SFAS 128). Accordingly, "basic" net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the year. "Diluted" net income
(loss) per share has not been presented as the impact is either not material or anti-dilutive.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

REVENUES
The Company's revenues for the first quarter of fiscal year 1999 ("Q1 99") were $1,958,000, an increase of $475,000 or 32% from revenues of $1,483,000 for the first quarter of fiscal year 1998 ("Q1 98") and a decrease of $92,000 (4%) from revenues of $2,050,000 in the fourth quarter of fiscal year 1998 ("the previous quarter"). The Company believes that cutbacks in its sales and marketing efforts during fiscal 1996 impacted its ability to book new orders and resulted in lower sales during the second half of fiscal 1997 and Q1 98. These cutbacks were a result of cash conservation measures put in place prior to the Company completing a private placement in August 1995. After receiving the additional equity financing, the Company hired and replaced employees in the sales department and otherwise increased marketing efforts including additional trade-show attendance and advertising.

The increase in net product sales was primarily due to higher volume in military aerospace products which increased by approximately 79% in Q1 99 compared to Q1 98, and are expected to remain at or slightly lower than Q1 99 levels through Q2 99 as the Company continues deliveries under a military program. The Company was awarded contracts totaling $1.9 million for this program. Shipments of commercial products in Q1 99 were level to those in Q1 98. During Q1 99 and the previous quarter, shipments of Large Area Avalanche Photodiode (LAAPD) products (included in net product sales) were the highest in Company history as the Company begins higher volume deliveries to early adopters. While sales from these products represented only 5% and 3% of total net product sales during Q1 99 and the previous quarter, respectively, the Company anticipates increasing volume from sales of LAAPD products as markets begin to implement this "enabling" technology and as the Company continues its efforts to further refine and optimize LAAPD manufacturing process steps and ramp up its sales and marketing efforts to promote this new technology.

Development contract revenues during Q1 99 decreased by $100,000 as the Company is currently not working on any government funded development contracts. The Company was awarded a Phase II Department of Energy (DOE) grant of approximately $750,000 in June 1995, and in December 1995, was awarded a $1.1 million contract from the Advanced Research Projects Agency of the Pentagon and the Aircraft Division of the Naval Air Warfare Center (ARPA/NAWC). These types of government development contracts are typically multi-year awards and are subject to periodic review and cancellation by the government due to a variety of reasons including a lack of funding. During the third quarter of 1998, revenues from the DOE contract began to wind down and the contract was completed. The ARPA/NAWC contract was completed during the fourth quarter of fiscal 1998.

COSTS AND EXPENSES
Cost of product sales increased by $306,000 in Q1 99 compared to Q1 98. The increase is primarily attributable to the incremental cost associated with increased product shipments. Cost of product sales as a percent of net product sales decreased by 5% in Q1 99 compared to Q1 98 due to a number of factors including improvements in operating efficiencies as well as improved margins on product mix.

Research and development costs decreased by $139,000 (61%) to $90,000 in Q1 99 as compared to Q1 98. The decrease in R&D costs is primarily due to the lower level of R&D effort on government contracts (see "Revenues" above) as well as a general reduction in internal R&D efforts as the Company focuses more on the commercialization/manufacture of the LAAPD. In conjunction with its commercialization efforts, the Company consolidated its core business and LAAPD manufacturing operations during FY 1997 and FY 1998. These operations were previously managed as separate operational centers. In addition, the Company has better controlled internal R&D activities. R&D costs have varied significantly in the past, and may continue to do so, due to the level of activity associated with development contracts as well as the number and complexity of new process and product development projects, the qualification of new process developments and customer evaluation and acceptance of new products.

Marketing and sales expenses in Q1 99 were flat compared to Q1 98. The Company believes its marketing and sales expenses will increase during the remainder of the year as the Company pursues its plan for growth including commercialization of the LAAPD family of products.

General and administrative expenses decreased by $24,000 (8%) to $270,000 in Q1 99 compared to Q1 98 primarily due to general cutbacks and efforts to reduce costs.

Interest income in Q1 99 of $28,000 was $5,000 lower than Q1 98 as a result of lower average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

At June 28, 1998, the Company had cash, cash equivalents and short-term investments of $2.3 million, working capital of $3.9 million and an accumulated deficit of $17.5 million. The Company's cash, cash equivalents and short-term investments decreased by $35,000 during the three months ended June 28, 1998. Cash of $3,000 was used for operating activities. Cash of $32,000 was used for capital equipment, compared to $30,000 during the comparable period of the prior year.

To enable the Company to meet its capital commitment needs, the Company has historically supplemented cash provided by operations with proceeds from private and public sales of capital stock and borrowings. These funds have been used to grow the core business and finance the development and initial commercialization of the Company's LAAPD technology. While the Company believes that initial commercialization has been completed and has reduced its expenditures for research and development, it continues development of proof-of-concept, LAAPD pixelized arrays as well as other derivatives of the base technology. The continued development of LAAPD arrays beyond the proof-of-concept phase may require additional funds.

The Company has a revolving line of credit agreement with a bank for the lesser of $1,000,000 or 75 percent of eligible trade accounts receivable, as defined by the agreement. The agreement has been approved for renewal effective July 15, 1998, will expire in one year and provides for interest to be paid monthly at prime plus .5 percent. The Company must adhere to certain requirements and provisions to be in compliance with the terms of the agreement. Borrowings under the line of credit are secured by accounts receivable, inventory, equipment and general intangibles. At June 28, 1998, no amounts were outstanding under any bank line of credit and there were no stockholder loans to the Company.

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

Items 1. - 6.     None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Advanced Photonix, Inc.
                                       (Registrant)



Date:    August 12, 1998               /s/ Patrick J. Holmes
         ---------------               ---------------------
                                           Patrick J. Holmes
                                       Executive Vice President, Chief Financial
                                       Officer and Secretary/Treasurer