Form 10-Q
period 1998-09-27
ADVANCED PHOTONIX INC
filed 1998-11-05
CIK 869986

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
     [X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                   For the quarterly period ended September 27, 1998

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

                     1240 Avenida Acaso, Camarillo, CA 93012

                                 (805) 987-0146



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On November 1, 1998, 10,849,260 shares of Class A Common Stock,$.001 par value, and 68,135 shares of Class B Common Stock, $.001 par value, were outstanding.

                                              ADVANCED PHOTONIX, INC.


                                                       INDEX


                                                                         PAGE
 PART I         FINANCIAL INFORMATION

 Item 1.      Financial Statements (Unaudited)                           3 - 6

                Consolidated Statements of Operations for
                the six month period ended September
                27,1998 and September 28, 1997                             3

                Consolidated Balance Sheets
                at September 27,1998 and March 29, 1998                  4 - 5

                Consolidated Statements of Cash Flows for
                the three and six month periods ended September
                27,1998 and September 28, 1997                             6

                Notes to Consolidated Financial Statements                 7

 Item 2.        Management's Discussion and Analysis
                of Financial Condition and Results of Operations         7 - 10

 PART II        OTHER INFORMATION                                       10 - 11

                SIGNATURES                                                 11



                                              ADVANCED PHOTONIX, INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                                    Three Months Ended                               Six Months Ended
                                       ----------------------------------------------  ---------------------------------------------
                                         September 27,1998      September 28, 1997       September 27,1998      September 28, 1997
                                       ----------------------  ----------------------  ----------------------  ---------------------
    REVENUES
    Net product sales                       $  1,961,000            $  1,391,000            $  3,919,000            $  2,774,000
    Development contracts                          -                     111,000                   -                     211,000
                                       ----------------------  ----------------------  ----------------------  ---------------------
                                               1,961,000               1,502,000               3,919,000               2,985,000
                                       ----------------------  ----------------------  ----------------------  ---------------------

    COSTS AND EXPENSES
    Cost of product sales                      1,160,000                 866,000               2,415,000               1,815,000
    Research and development                     115,000                 281,000                 205,000                 510,000
    Marketing and sales                          284,000                 213,000                 534,000                 461,000
    General and administrative                   301,000                 162,000                 571,000                 456,000
                                       ----------------------  ----------------------  ----------------------  ---------------------
                                               1,860,000               1,522,000               3,725,000               3,242,000
                                       ----------------------  ----------------------  ----------------------  ---------------------

    NET INCOME (LOSS) FROM OPERATIONS            101,000                 (20,000)                194,000                (257,000)
                                       ----------------------  ----------------------  ----------------------  ---------------------

    OTHER INCOME
    Interest income                               33,000                  30,000                  62,000                  63,000
    Other, net                                     1,000                     -                     1,000                   1,000
                                       ----------------------  ----------------------  ----------------------  ---------------------
                                                  34,000                  30,000                  63,000                  64,000
                                       ----------------------  ----------------------  ----------------------  ---------------------
    NET INCOME (LOSS)                       $    135,000            $     10,000            $    257,000            $   (193,000)
                                       ======================  ======================  ======================  =====================
    NET PROFIT (LOSS) Per Share             $       0.01            $       0.00            $       0.02            $      (0.02)
                                       ======================  ======================  ======================  =====================
    Weighted Average Number                   10,914,000              10,861,000              10,914,000              10,858,000
    of  Common Shares Outstanding
                                       ======================  ======================  ======================  =====================



                                See notes to consolidated financial statements.

                                       3

ADVANCED PHOTONIX, INC.

                           CONSOLIDATED BALANCE SHEETS


                                             September 27,           March 29,
                                                1998                   1998
                                              (Uaudited)             (Audited)
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                   $    434,000           $  1,386,000
Short-term investments                         2,075,000                977,000
Accounts receivable, less allowance of
 $83,000 in September 1998 and March 1998      1,020,000                966,000
Inventories                                    1,407,000              1,573,000
Prepaid expenses and other current assets         81,000                 84,000
                                         ---------------        ----------------
 Total Current Assets                          5,017,000              4,986,000
                                         ---------------        ----------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
  at cost                                      3,441,000              3,387,000

Less accumulated depreciation
  and amortization                            (2,873,000)            (2,689,000)
                                         ---------------        ----------------
                                                 568,000                698,000
OTHER ASSETS
Goodwill, net of accumulated amortization
 of $234,000 in September 1998 and
 $219,000 in March 1998                          603,000                617,000
Patents, net of accumulated amortization
 of $26,000 in September 1998 and
 $25,000 in March 1998                            39,000                 40,000
Other                                             26,000                 25,000
                                         ---------------        ----------------
                                                 668,000                682,000
                                         ---------------        ----------------
                                            $  6,253,000           $  6,366,000
                                         ===============        ================



    See notes to consolidated financial statements.


                                                ADVANCED PHOTONIX, INC.

                                             CONSOLIDATED BALANCE SHEETS

                                                                      September 27,             March 29,
                                                                          1998                    1998
                                                                        (Unaudited)             (Audited)
-------------------------------------------------------------------- ---------------- ------ ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                     $     228,000           $     518,000
Accrued expenses:
         Salaries and employee benefits                                    301,000                 310,000
         Warranty                                                           95,000                  95,000
         Other                                                             256,000                 326,000
                                                                     ----------------        ---------------
         Total Current Liabilities                                         880,000               1,249,000
                                                                     ----------------        ---------------

COMMITMENTS AND CONTINGENICES

STOCKHOLDERS' EQUITY
Class A Common Stock, par value $.001 per share; authorized
50,000,000 shares;
     September 27, 1998    - 10,838,260 shares issued and outstanding
     March 29, 1998   - 10,838,260 shares issued and outstanding            11,000                  11,000

Class B Common Stock, par value $.001 per share; authorized
4,420,113 shares;
     September 27, 1998    - 76,135 shares issued and outstanding
     March 29, 1998   - 76,135 shares issued and outstanding                   -                      -

Convertible Preferred Stock at redemption  value; authorized
10,000,000 shares
     September 27, 1998    - 90,000 shares issued and outstanding
     March 29, 1998   - 90,000 shares issued and outstanding                72,000                  72,000

Additional paid-in capital                                              22,696,000              22,696,000
Accumulated Deficit                                                    (17,406,000)            (17,662,000)
                                                                     ----------------        ---------------
                                                                         5,373,000               5,117,000
                                                                     ----------------        ---------------
                                                                      $  6,253,000           $   6,366,000
                                                                     ================        ===============

                                     See   notes   to   consolidated   financial statements.
                                                                      5



                                              ADVANCED PHOTONIX, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     UNAUDITED

For the six month period ended                                                September 27,1998        September 28, 1997
-------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                               $   257,000                $  (193,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
operating activities:
Depreciation                                                                        184,000                    212,000
Amortization                                                                         15,000                     18,000
Changes in assets and liabilities:
Accounts receivable                                                                 (54,000)                  (142,000)
Inventories                                                                         166,000                   (405,000)
Prepaid expenses and other current assets                                             3,000                    (36,000)
Accounts payable, accrued expenses and other                                       (371,000)                  (186,000)
                                                                                ----------------         ----------------
  NET CASH GENERATED BY (USED IN) OPERATING ACTIVITIES                              200,000                   (732,000)
                                                                                ----------------         ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
Short-term investments                                                           (1,098,000)                  (199,000)
Capital expenditures                                                                (54,000)                   (71,000)
                                                                                ----------------         ----------------
  NET CASH USED IN INVESTING ACTIVITIES                                          (1,152,000)                  (270,000)
                                                                                ----------------         ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants                                   -                        78,000
                                                                                ----------------         ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              -                        78,000
                                                                                ----------------         ----------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                          (952,000)                  (924,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                  1,386,000                  1,217,000
                                                                                ----------------         ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   434,000                $   293,000
                                                                                ================         ================

                                  See notes to  consolidated  financial statements.


                             ADVANCED PHOTONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                September 27,1998
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 27,1998, are not necessarily indicative of the results that may be expected for the fiscal year ending March 28, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Advanced Photonix, Inc. (together with its subsidiary, the "Company") Annual Report on Form 10-K for the fiscal year ended March 29, 1998.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Income (Loss) Per Share: Net income (loss) per share is based on the weighted average number of common and common equivalent shares outstanding. Common stock equivalents were not considered in the calculation, as their effect would be antidilutive or insignificant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

REVENUES
The Company's revenues for the second quarter ("Q2 99") and six month period ("YTD 99") ended September 27, 1998, were $2.0 million and $3.9 million, respectively. Revenues for the Q2 99 and YTD 99 period were up 31%, respectively, when compared to $1.5 million and $3.0 million in the comparable periods of the prior year ("Q2 98" & "YTD 98"). Q2 99 revenues were the same as the first quarter of fiscal year 1999 ("the previous quarter"), while net profit improved by $13,000.

Net product sales for Q2 99 and YTD 99 were up $570,000 (41%) and $1,145,000 (41%), respectively, when compared to the same periods of the prior year. The Company believes that cutbacks in its sales and marketing efforts during fiscal 1996 impacted its ability to book new orders and resulted in lower sales during the second half of fiscal 1997 and the first half of fiscal 1998. These cutbacks were a result of cash conservation measures put in place prior to the Company completing a private placement in August 1995. After receiving the additional equity financing, the Company hired and replaced employees in the sales department and otherwise increased marketing efforts including additional trade-show attendance and advertising.

The increase in net product sales was primarily due to higher volume in military aerospace products which increased by approximately 58% and 68% during Q2 99 and YTD 99, respectively, when compared to the same periods in the prior year. This increase was partially due to a large military program under which production deliveries began in Q3 of fiscal 1998 and ended during Q2 99. The Company has been able to book additional military and commercial business to offset the revenues lost due to the completion of this program, but does expect the percentage of military business to decrease slightly over the next few quarters. Shipments of commercial products increased by 26% and 20%, respectively, in Q2 99 and YTD 99 when compared to the same periods in the previous year. During Q2 99 and YTD 99, shipments of Large Area Avalanche Photodiode (LAAPD) products (included in net product sales) rose by 29% and 629%, respectively, to $45,000 in Q299 and $153,000 in YTD 99, when compared to the same periods in the prior year. While sales from these products represented only 2% and 4% of total net product sales during Q2 99 and YTD 99, respectively, the Company anticipates increasing volume from sales of its proprietary LAAPD products as markets begin to implement this "enabling" technology.

Development contract revenues during Q2 99 and YTD 99 decreased by $111,000 and $211,000, respectively, as the Company is currently not working on any government funded development contracts. The Company was awarded a Phase II Department of Energy (DOE) grant of approximately $750,000 in June 1995, and in December 1995, was awarded a $1.1 million contract from the Advanced Research
Projects Agency of the Pentagon and the Aircraft Division of the Naval Air Warfare Center (ARPA/NAWC). Both contracts were completed during fiscal 1998, the DOE in Q3 and ARPA/NAWC in Q4.

COSTS AND EXPENSES
Cost of product sales increased by $294,000 (34%) during Q2 99 and by $600,000 (33%) during YTD 99 compared to Q2 98 and YTD 98. The increase is primarily attributable to the incremental cost associated with increased product shipments. Cost of product sales as a percent of net product sales decreased by ~3% in both Q1 99 and YTD 99 when compared to the same periods in the prior year due to a number of factors including improvements in operating efficiencies as well as improved margins on product mix.

Research and development ("R&D") costs decreased by $166,000 (59%) to $115,000 in Q2 99 compared to Q2 98 and decreased by $305,000 (60%) during YTD 99 compared to YTD 98. The decrease in R&D costs is primarily due to the lower level of R&D effort on government contracts (see "Revenues" above) as well as a general reduction in internal R&D efforts as the Company has commercialized its discrete line of LAAPD products which in the previous year were still under development. The Company continues development of its next generation line of LAAPD array products. In conjunction with its commercialization efforts, the Company has consolidated its core business and LAAPD manufacturing operations. In addition, the Company has better controlled internal R&D activities. R&D costs have varied significantly in the past, and may continue to do so, due to the level of activity associated with development contracts as well as the number and complexity of new process and product development projects, the qualification of new process developments and customer evaluation and acceptance of new products.

Marketing and sales expenses increased by $71,000 (33%) to $284,000 in Q2 99 compared to Q2 98 and increased by $73,000 (16%) to $534,000 for YTD 99 compared to YTD 98. The Company expects its marketing and sales expenses to continue to increase as the Company pursues its plan to grow revenues of the LAAPD family of products.

General and administrative expenses increased by $139,000 (86%) to $301,000 in Q2 99 compared to Q2 98 and by $115,000 (25%) to $571,000 in YTD 99 compared to YTD 98. During Q2 97 the Company recorded a one-time reorganization charge of approximately $288,000 related to management changes and during Q2 98 reversed approximately $100,000 of this accrual. General and administrative expenses, before the impact of the one-time reversal of reorganization charges in Q2 98, increased by $39,000 (15%) in Q2 99 compared to Q2 98 and by $15,000 (3%) in YTD 99 compared to YTD 98. These increases were primarily the result of higher compensation costs.

Other income increased by $4,000 (13%) in Q2 99 compared to Q2 98 and decreased by $1,000 (2%) in YTD 99 compared to YTD 98.

LIQUIDITY AND CAPITAL RESOURCES

At September 27, 1998, the Company had cash, cash equivalents and short-term investments of $2.5 million and working capital of $4.1 million. The Company's cash, cash equivalents and short-term investments increased by $146,000 during the six months ended September 27, 1998. Cash of $199,000 was generated from operating activities. Cash of $53,000 was used for capital equipment, compared to $71,000 during the comparable period of the prior year.

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

The Company has a revolving line of credit agreement with a bank for the lesser of $1,000,000 or 75 percent of eligible trade accounts receivable, as defined by the agreement. The agreement has been approved for renewal effective July 16, 1998, will expire in one year and provides for interest to be paid monthly at prime plus .5 percent. The Company must adhere to certain requirements and provisions to be in compliance with the terms of the agreement. Borrowings under the line of credit are secured by accounts receivable, inventory, equipment and general intangibles. At September 27, 1998, no amounts were outstanding under any bank line of credit and there were no stockholder loans to the Company.

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

                           PART II. OTHER INFORMATION

Items 1 - 3
         None

Item 4            Submission of Matters to a Vote of Security Holders:
                  ----------------------------------------------------

The Company's Annual Stockholders Meeting was held on August 19, 1998. The following persons were re-elected to the Company's Board of Directors to serve until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

                                             FOR              WITHHELD
------------------------------------- ------------------ -------------------

Robert G. Allison                         8,970,250            99,017
------------------------------------- ------------------ -------------------

Hayden Leason                             8,970,250            99,017
------------------------------------- ------------------ -------------------

Jon B. Victor                             8,970,250            99,017
------------------------------------- ------------------ -------------------

Harry Melkonian                           8,970,267            99,000
------------------------------------- ------------------ -------------------


Item 5    Other Information
---------------------------

(a) At the regular meeting of the Board of Directors held on August 19, 1998, Mr. Harold A. Blomquist and Mr. M. Scott Farese were elected to the Board of Directors.

(b) In accordance with the requirements of Rule 14a-4(c) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), in order for shareholder proposals submitted outside Rule 14a-8 (which includes proposals that the regulations under the Exchange Act generally do not require to be included in the Company's definitive proxy statement for its annual meeting of shareholders) to be timely for purposes of the Company's 1999 Annual Meeting of Shareholders within the meaning of Rule 14a-4(c) under the Exchange Act, such proposals must be received by the Company no later than the close of business on June 4, 1999.

Item 6   Exhibits and Reports on Form 8-k
-----------------------------------------

(a)      Exhibits

10.8 Loan and Security Agreement dated July 15, 1997 between Silicon Valley Bank and Registrant - incorporated by reference to Exhibit 10.14 to the Registrant's June 29, 1997 Quarterly Report on Form 10-Q.

10.15 Amendment to Loan Agreement and Schedule to Loan and Security Agreement dated July 16, 1998 between Silicon Valley Bank and Registrant.

(b)      Reports on Form 8-k
          None

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Advanced Photonix, Inc.
                                       (Registrant)


Date:    November 4, 1998              /s/ P. J. Holmes
         ----------------              ----------------
                                       Patrick J. Holmes
                                       Executive Vice President, Chief Financial
                                       Officer and Secretary/Treasurer