Form 10-Q
period 1998-12-27
ADVANCED PHOTONIX INC
filed 1999-02-10
CIK 869986

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
     [X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                   For the quarterly period ended December 27, 1998

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

                     1240 Avenida Acaso, Camarillo, CA 93012

                                 (805) 987-0146




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On February 8, 1999, 10,849,260 shares of Class A Common Stock, $.001 par value, and 68,135 shares of Class B Common Stock, $.001 par value, were outstanding.

                                              ADVANCED PHOTONIX, INC.


                                                       INDEX


                                                                         PAGE
 PART I         FINANCIAL INFORMATION

 Item 1.      Financial Statements (Unaudited)                           3 - 6

                Consolidated Statements of Operations for
                the three and nine month periods ended December
                27,1998 and December 28, 1997                             3

                Consolidated Balance Sheets
                at December 27,1998 and March 29, 1998                  4 - 5

                Consolidated Statements of Cash Flows for
                the nine month periods ended December
                27,1998 and December 28, 1997                             6

                Notes to Consolidated Financial Statements                 7

 Item 2.        Management's Discussion and Analysis
                of Financial Condition and Results of Operations         7 - 10

 PART II        OTHER INFORMATION                                          10

                SIGNATURES                                                 10



                                              ADVANCED PHOTONIX, INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                      Three Months Ended                               Nine Months Ended
                                         ----------------------------------------------  -------------------------------------------
                                          December 27,1998        December 28, 1997       December 27,1998        December 28, 1997
                                         ----------------------  ----------------------  ----------------------  -------------------
    REVENUES
    Net product sales                     $  1,866,000            $  1,873,000            $  5,785,000            $  4,647,000
    Development contracts                        -                     100,000                   -                     311,000
                                          -------------           -------------           -------------           -------------
                                             1,866,000               1,973,000               5,785,000               4,958,000
                                          -------------           -------------           -------------           -------------

    COSTS AND EXPENSES
    Cost of product sales                    1,115,000                 995,000               3,530,000               2,810,000
    Research and development                   146,000                 449,000                 351,000                 959,000
    Marketing and sales                        237,000                 220,000                 771,000                 681,000
    General and administrative                 253,000                 242,000                 824,000                 698,000
                                          -------------           -------------           -------------           -------------
                                             1,751,000               1,906,000               5,476,000               5,148,000
                                          -------------           -------------           -------------           -------------

    INCOME (LOSS) FROM OPERATIONS              115,000                  67,000                 309,000                (190,000)
                                          -------------           -------------           -------------           -------------

    OTHER INCOME
    Interest income                             29,000                  34,000                  91,000                  97,000
    Other, net                                  (1,000)                    -                       -                     1,000
                                          -------------           -------------           -------------           -------------
                                                28,000                  34,000                  91,000                  98,000
                                          -------------           -------------           -------------           -------------
    NET INCOME (LOSS)                     $    143,000            $    101,000            $    400,000            $    (92,000)
                                          =============           =============           =============           =============
    NET INCOME (LOSS) Per Share           $       0.01            $       0.01            $       0.04            $      (0.01)
                                          =============           =============           =============           =============
    Weighted Average Number                 10,917,000              10,913,000              10,917,000              10,876,000
    of  Common Shares Outstanding         =============           =============           =============           =============




                                   See   notes   to    consolidated    financial statements.

                                       3


                                               ADVANCED PHOTONIX, INC.

                                            CONSOLIDATED BALANCE SHEETS


                                                                           December 27,            March 29,
                                                                               1998                   1998
                                                                           (Unaudited)             (Audited)
------------------------------------------------------------------------ ----------------- ---- -----------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                $    681,000           $  1,386,000
Short-term investments                                                      1,875,000                977,000
Accounts receivable, less allowance of $83,000 in December 1998 and         1,223,000                966,000
   March 1998
Inventories                                                                 1,359,000              1,573,000
Prepaid expenses and other current assets                                      77,000                 84,000
                                                                         -------------          -------------
         Total Current Assets                                               5,215,000              4,986,000
                                                                         -------------          -------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost                               3,506,000              3,387,000
Less accumulated depreciation and amortization                             (2,947,000)            (2,689,000)
                                                                         -------------          -------------
                                                                              558,000                698,000
OTHER ASSETS
Goodwill, net of accumulated amortization of $245,000 in December 1998        592,000                617,000
    and $219,000 in March 1998
Patents, net of accumulated amortization of $27,000 in December 1998
    and $25,000 in March 1998                                                  52,000                 40,000
Other
                                                                               27,000                 25,000
                                                                         -------------          -------------
                                                                              671,000                682,000
                                                                         -------------          -------------
                                                                         $  6,444,000           $  6,366,000
                                                                         =============          =============

                                  See    notes   to    consolidated    financial  statements.



                                              ADVANCED PHOTONIX, INC.

                                            CONSOLIDATED BALANCE SHEETS

                                                                             December 27,             March 29,
                                                                                 1998                   1998
                                                                              (Unaudited)             (Audited)
-------------------------------------------------------------------------- ------------------ --- ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                           $    255,000           $    518,000
Accrued expenses:
    Salaries and employee benefits                                              302,000                310,000
   Warranty                                                                      95,000                 95,000
   Other                                                                        275,000                326,000
                                                                           -------------          -------------
         Total Current Liabilities                                              927,000              1,249,000
                                                                           -------------          -------------

COMMITMENTS AND CONTINGENICES

STOCKHOLDERS' EQUITY
Class A Common Stock, par value $.001 per share; authorized 50,000,000 shares;
  December 27, 1998   - 10,849,260 shares issued and outstanding
  March 29, 1998 - 10,838,260 shares issued and outstanding                      11,000                 11,000

Class B Common Stock, par value $.001 per share; authorized 4,420,113 shares;
  December 27, 1998   - 68,135 shares issued and outstanding
  March 29, 1998 - 76,135 shares issued and outstanding                            -                      -

Convertible Preferred Stock at redemption  value; authorized 10,000,000 shares
  December 27, 1998   - 90,000 shares issued and outstanding
  March 29, 1998 - 90,000 shares issued and outstanding                          72,000                 72,000
Additional paid-in capital                                                   22,696,000             22,696,000
Accumulated Deficit                                                         (17,262,000)           (17,662,000)
                                                                           -------------          -------------
                                                                              5,517,000              5,117,000
                                                                           -------------          -------------
                                                                           $  6,444,000           $  6,366,000
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



                                              ADVANCED PHOTONIX, INC.

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     UNAUDITED

For the nine month period ended                                                  December 27, 1998        December 28, 1997
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                                    $   400,000           $   (92,000)

Adjustments  to reconcile  net income  (loss) to net cash  provided by (used in)
operating activities:
Depreciation                                                                             258,000               321,000
Amortization                                                                              28,000                28,000
Changes in assets and liabilities:
Accounts receivable                                                                     (257,000)              (78,000)
Inventories                                                                              214,000              (370,000)
Prepaid expenses and other current assets                                                  7,000               (44,000)
Accounts payable, accrued expenses and other                                            (338,000)             (173,000)
                                                                                     ------------          ------------
  NET CASH GENERATED BY (USED IN) OPERATING ACTIVITIES                                   312,000              (408,000)
                                                                                     ------------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Short-term investments                                                                  (898,000)             (170,000)
Capital expenditures                                                                    (119,000)              (75,000)
                                                                                     ------------          ------------
  NET CASH USED IN INVESTING ACTIVITIES                                               (1,017,000)             (245,000)
                                                                                     ------------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options and warrants                                        -                   78,000
                                                                                     ------------          ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   -                   78,000
                                                                                     ------------          ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (705,000)             (575,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       1,386,000             1,217,000
                                                                                     ------------          ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $   681,000           $   642,000
                                                                                     ============          ============

                                  See    notes   to    consolidated    financial  statements.


                             ADVANCED PHOTONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 27,1998
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 27,1998, are not necessarily indicative of the results that may be expected for the fiscal year ending March 28, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Advanced Photonix, Inc. (together with its subsidiary, the "Company") Annual Report on Form 10-K for the fiscal year ended March 29, 1998.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

REVENUES
The Company's revenues for the third quarter ("Q3 99") and nine month periods ended December 27, 1998 ("YTD 99"), were $1.9 million and $5.8 million, respectively. Revenues for the Q3 99 and YTD 99 periods were down 5% and up 17%, respectively, when compared to $2.0 million and $5.0 million in the comparable periods of the prior year ("Q3 98" & "YTD 98"). Q3 99 revenues were $95K lower than the second quarter of fiscal year 1999 ("the previous quarter"), while net income improved by $8,000.

Net product sales for Q3 99 and YTD 99 were down $7,000 (0%) and up $1,138,000 (24%), respectively, when compared to the same periods of the prior year.

The increase in YTD 99 net product sales was primarily due to higher volume in military aerospace products which increased by approximately 35% as compared to the same period in the prior year. This increase was partially due to a large military program under which production deliveries began in Q3 of fiscal 1998 and ended during Q2 99. The Company has been able to book additional military and commercial business to offset the revenues lost due to the completion of this program, but expects the volume of military business to decrease slightly over the next few quarters. Shipments of commercial products increased by 12% during YTD 99 when compared to the same period in the prior year. During YTD 99, shipments of Large Area Avalanche Photodiode (LAAPD) products (included in net product sales) rose by 251%, to $291,000, when compared to the same period in the prior year. While sales from these products represented only 5% of total net product sales during YTD 99, the Company anticipates increasing volume from sales of its proprietary LAAPD products as markets begin to implement this "enabling" technology.

Development contract revenues during Q3 99 and YTD 99 decreased by $100,000 and $311,000, respectively. The Company was awarded a Phase II Department of Energy
(DOE) grant of approximately $750,000 in June 1995, and in December 1995, was awarded a $1.1 million contract from the Advanced Research Projects Agency of the Pentagon and the Aircraft Division of the Naval Air Warfare Center (ARPA/NAWC). Both contracts were completed during fiscal 1998, the DOE in Q3 and ARPA/NAWC in Q4. The Company is currently not working on any government funded development contracts.

COSTS AND EXPENSES
Cost of product sales increased by $120,000 (12%) during Q3 99 and by $720,000 (26%) during YTD 99 compared to Q3 98 and YTD 98. In Q3 99, the increase is due to changes in product mix while the YTD 99 increase is primarily attributable to the incremental cost associated with increased product shipments. Cost of product sales as a percent of net product sales decreased by ~1 percentage point in YTD 99 when compared to the same periods in the prior year.

Research and development ("R&D") costs decreased by $303,000 (67%) to $146,000 in Q3 99 compared to Q3 98 and decreased by $608,000 (63%) during YTD 99 compared to YTD 98. The decrease in R&D costs is primarily due to the lower level of R&D effort on government contracts (see "Revenues" above) as well as a general reduction in internal R&D efforts as the Company has commercialized its discrete line of LAAPD products which in the previous year were still under development. The Company continues development of its next generation line of LAAPD array products. R&D costs have varied significantly in the past, and may continue to do so, due to the level of activity associated with development contracts as well as the number and complexity of new process and product development projects, the qualification of new process developments and customer evaluation and acceptance of new products.

Marketing and sales expenses increased by $17,000 (8%) to $237,000 in Q3 99 compared to Q3 98 and increased by $90,000 (13%) to $771,000 for YTD 99 compared to YTD 98. The Company expects its marketing and sales expenses to continue to increase as the Company pursues its plan to grow its core business revenues and develop markets for its newly available family of LAAPD products.

General and administrative expenses increased by $11,000 (5%) to $253,000 in Q3 99 compared to Q3 98 and by $126,000 (18%) to $824,000 in YTD 99 compared to YTD
98. During Q2 97 the Company recorded a one-time reorganization charge of approximately $288,000 related to management changes and during Q2 98 reversed approximately $100,000 of this accrual. General and administrative expenses, before the impact of the one-time reversal of reorganization charges in Q2 98, increased by $26,000 (3%) in YTD 99 compared to YTD 98. These increases were primarily the result of higher compensation costs.

Other income decreased by $5,000 (15%) in Q3 99 compared to Q3 98 and decreased by $6,000 (6%) in YTD 99 compared to YTD 98.

LIQUIDITY AND CAPITAL RESOURCES

At December 27, 1998, the Company had cash, cash equivalents and short-term investments of $2.6 million and working capital of $4.3 million. The Company's cash, cash equivalents and short-term investments increased by $193,000 during the nine months ended December 27, 1998. Cash of $312,000 was generated from operating activities. Cash of $119,000 was used for capital equipment, compared to $75,000 during the comparable period of the prior year.

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

The Company has a revolving line of credit agreement with a bank for the lesser of $1,000,000 or 75 percent of eligible trade accounts receivable, as defined by the agreement. The agreement which is renewed annually will expire on July 16, 1999, and provides for interest to be paid monthly at prime plus .5 percent. The Company must adhere to certain requirements and provisions to be in compliance with the terms of the agreement. Borrowings under the line of credit are secured by accounts receivable, inventory, equipment and general intangibles. At December 27, 1998, no amounts were outstanding under any bank line of credit and there were no stockholder loans to the Company.

The Company believes that the moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or operating results.
                                       9

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

Items 1 - 6                None


                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Advanced Photonix, Inc.
                                       (Registrant)


Date:    February 10, 1999             /s/ P. J. Holmes
         -----------------             ----------------
                                       Patrick J. Holmes
                                       Executive Vice President, Chief Financial
                                       Officer and Secretary/Treasurer