Form 10-K
period 1999-03-28
ADVANCED PHOTONIX INC
filed 1999-06-28
CIK 869986

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                                   (Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 28, 1999

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of June 22, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5,000,000. As of June 22, 1999, there were 10,849,260 shares of Class A Common Stock and 68,135 shares of Class B Common Stock outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  registrant's   knowledge,  in  any  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Item 1.  Business
-------  --------


General
-------

Advanced Photonix, Inc.(R) (with its subsidiary, Silicon Detector Corporation, a California corporation ("SDC"), hereafter referred to together as the "Company"), is engaged in the development and manufacture of optoelectronic semiconductor based components, hybrid assemblies and other proprietary solid state light and radiation detection devices, including proprietary advanced solid state silicon photodetection devices which utilize Avalanche Photodiode ("APD") technology. The Company was incorporated under the laws of the State of Delaware on June 22, 1988. The Company believes that its proprietary APD technology represents a leading-edge advancement in photodetection and imaging, and will become an increasingly important part of its business.

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


o     Spectrally enhanced single and multi-element PIN photodetectors

o     Photodetector/preamplifier hybrids

o     Military/commercial aerospace products

o     Custom  optoelectronic   products,   including  visible  and  non  visible
        (infrared) light-emitting diodes ("LED's") and LED displays

o FILTRODE(R) - patented technology integrating spectrally enhanced filters directly onto photodiode wafers

o     Small Area Avalanche  photodiodes

o     Large Area Avalanche photodiodes (LAAPD's, LAAPD Modules and Cooled Heads)


The Company supplies detectors for military/commercial aerospace and other High Reliability ("Hi-Rel") applications. Hi-Rel devices are those which are designed, manufactured, screened and qualified to function under exceptionally severe levels of environmental stress. The Company has many years of experience in supplying Hi-Rel devices which require modern wafer fabrication techniques, a dedicated assembly area, and a well equipped test lab. Hi-Rel products manufactured by the Company include:

o Multi-Element Detector Pre-Amplifier assembly employed on the optical fuse used on the Rolling Airframe Missile (RAM)

o    Narrow and Wide Field of View detectors used in various TOW Missile
     Trackers

o    Common  Module LED  Arrays  qualified  with the  Center  for Night
     Vision Electro Optics for use in displaying thermal images in various night sights

o    Quadrant   Photodetectors   used  in  the   autocollimator   for  airborne
     navigation/FLIR  POD's

o Multi-Element Detector Arrays used in space-based optical encoders for Space Shuttle Arm Control


The Company's patented FILTRODE(R) technology integrates optical coatings directly on photodiode chips, replacing conventional technology that requires a separate filter glass or pigmented epoxy to be assembled to the top of a detector. While the technology offers a simpler design and lower cost, reliability and performance are improved because the integrated design is resistant to moisture, shock and vibration. Special packaging of this technology allows for unique applications whereby both front and back detector surfaces can be utilized for light detection.

The Company's Small Area Avalanche Photodiodes ("SAAPD's" -- see description of avalanche photodiode technology below) utilize a chip fabricated with a silicon epiplanar structure. SAAPD's have been designed for a variety of very low-light level applications and cover the wavelength from 400 nm to 1000 nm. Typical applications include optical communication, high-sensitivity bar code reading and laser range finding.

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

The Company has developed and patented various aspects of an LAAPD with dimensions of up to 25 mm. The LAAPD is a fast pulse detector of low light levels spanning the near UV (ultraviolet), visible and near IR (infrared) spectra, and, when coupled to a scintillator, of x-rays and gamma-rays. It is also sensitive to electrons accelerated to potentials greater than a few thousand electron-volts. The LAAPD offers capabilities well beyond those of the existing primary photodetection devices - the PIN photodiode, the small area APD and the PMT. Its advantages over PIN photodiodes include higher sensitivity at higher bandwidths. Its advantages over small area APD's include larger active areas to collect more light when the source is diffused and greater sensitivity up to about an order of magnitude. Its advantages over PMT's include superior spectral bandwidth, greater counting sensitivity to pulses above 500 photons in the visible and near IR spectra, higher dynamic range by two orders of magnitude, and a more rugged structure suitable for operation in harsh environments. LAAPD's feature superior quantum efficiency in both visible, near IR and UV regions that cannot be matched by any PMT photocathode. Other features which differentiate LAAPD's from PMT's include greater dynamic range (by two orders of magnitude), open face design for direct low energy x-ray detection, immunity to higher magnetic fields and ease of thermal stabilization allowing much more stable operation. In addition, a more rugged and compact design, and operation requiring far less power, make LAAPD's more advantageous in many portable applications.

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

o Vacuum Avalanche Photodiode (VAPD) - another patented technology, which combines a photocathode and an LAAPD in a vacuum tube and functions as a detector for high resolution, single photon-counting and low light level detection.


The Company has identified target markets for its LAAPD products based on customer evaluations and in-house tests. Evaluation detectors are sold to original equipment manufacturers ("OEM's"), engineers and scientists who report information to the Company concerning potential applications and markets, as well as suggesting improvements and pricing objectives. It is expected, but there is no assurance, that original equipment manufacturers who can take advantage of the performance capabilities of LAAPD's will be the source of repeat business for production quantities. Targeted markets, which have been identified include:

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

The Company's products are primarily sold as components or assemblies to OEMs or OEMs and the Company does not manufacture any end-user products within the above or any other markets.

Raw Materials
-------------

The principal raw materials used by the Company in the manufacture of its semiconductor chip components and assemblies are silicon wafers, chemicals and gases used in processing wafers, gold wire, lead frames, metal and plastic packages that house the chip and the various custom assemblies. All of these raw materials can be obtained from several suppliers. From time to time, particularly during periods of increased industry-wide demand, silicon wafers and other materials have been in short supply. However, the Company has not been materially affected by such shortages. As is typical in the industry, the Company allows for a significant lead-time between order and delivery of raw materials.

Research and Development
------------------------

The Company undertakes both internally funded and customer funded research and development programs when they are in support of the Company's development objectives. The Company has obtained federal government research and development funding supporting the next generation LAAPD products. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more detail on these contracts. Since its inception in June 1988, the Company has incurred material amounts of research and development expenses. During the fiscal years ended in 1999, 1998 and 1997, research and development expenses amounted to $.6 million, $1.2 million and $1.9 million, respectively. Additional research and development funding will be required for LAAPD arrays and VAPD's if the Company decides to commercialize these products.

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

Backlog and Customers
---------------------

The Company's sales are made primarily pursuant to standard purchase orders for delivery of products. However, by industry practice, orders may be canceled or modified at any time, with the customer being responsible for all finished goods, all costs, direct and indirect, incurred by the Company and a reasonable allowance for anticipated profits. No assurance can be given that such amounts will be received by the Company after cancellation. The Company had approximately $4.5 million of backlog at the end of fiscal 1999 compared with a backlog of approximately $5.8 million at the end of fiscal 1998. The Company expects that approximately $2.9 million of the backlog orders will be filled in fiscal year 2000.

The Company currently supplies core business products in support of satellites, aircraft and ground vehicle missile guidance and tracking systems. Product sales to affiliates and divisions of Raytheon, in the aggregate over several programs, represent approximately 12%, 26% and 19% of the Company's revenues for the fiscal years ending 1999, 1998 and 1997, respectively.

Customers normally purchase the Company's products and incorporate them in products that they in turn sell into their own markets on an ongoing basis. As a result, the Company's sales are dependent upon the success of its customers' products, and its future performance is dependent upon its success in finding new customers and receiving new orders from existing customers.

Marketing
---------

The Company markets its products in the United States through its own technical sales staff and through independent sales representatives. International sales, principally Western Europe, are conducted through foreign distributors (see Note 2 to Consolidated Financial Statements).

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

Proprietary Technology
----------------------

The Company has been issued patents as follows:

US PATENT NO.    DESCRIPTION                                    DATE ISSUED
-------------    ---------------------------------        ----------------------
5,801,430        Solid State Photodetector with
                  Light-Responsive Rear Face              September 1998
5,757,057        Large Area Avalanche Array               May 1998
5,477,075        Solid State Photodetector with
                  Light-Responsive Rear Face              December 1995
5,311,044        Avalanche Photomultiplier Tube           May 1994
5,146,296        Devices for Detecting and/or
                  Imaging Single Photoelectron            September 1992
5,057,892        Light Responsive Avalanche Diode         October 1991
5,021,854        Silicon Avalanche Photodiode Array       June 1991
4,717,946        Thin Line Junction Photodiode            By predecessor company
4,782,382        High Quantum Efficiency
                  Photodiode Devices                      By predecessor company

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

Employees
---------

At June 22, 1999, the Company employed 65 full-time employees (including 3 officers), 11 engineering and development personnel, 42 operations personnel, 7 sales and marketing personnel (including 1 officer), and 5 general administrative personnel (including 2 officers). The Company may, from time to time, engage personnel to perform consulting services and to perform research and development under third party funding. In certain cases, the cost of such personnel may be included in the direct cost of the contract rather than as payroll expense.

Item 2.        Properties
-------        ----------

The Company leases its executive offices, research, marketing and manufacturing facility which consists of approximately 39,000 square feet in a building complex located at 1240 Avenida Acaso, Camarillo, California. The lease expires in February 2004. The Company believes that its existing facility is adequate to meet its needs for the foreseeable future. See "Business - Manufacturing."

Item 3.        Legal Proceedings
-------        -----------------
               None

Item 4.        Submission of Matters to a Vote of Security Holders
-------        ---------------------------------------------------
               None

                                     PART II

Item 5.   Market for the Registrant's Securities and Related Stockholder Matters
          ---------------------------------------------------------------------

The Company's Class A Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "API". The Company's Class B Common Stock is not publicly traded.

At June 16, 1999, the Company had 78 holders of record for the Class A Common Stock, representing approximately 1,300 holders owning shares of Class A Common Stock in street name. On the same date, there were 9 holders of the Class B Common Stock.

The following table sets forth high and low closing prices by quarter for fiscal years 1999 and 1998.

                                            Quarterly Stock Market Data
--------------------------- -------------------- -------------------- -------------------- --------------------
                                1st Quarter          2nd Quarter          3rd Quarter          4th Quarter
                            1999      1998       1999      1998       1999      1998       1999      1998
--------------------------- --------- ---------- --------- ---------- --------- ---------- --------- ----------
Common Stock 1
      High                  1 7/16    2 1/16     1 3/8     2 3/8       15/16        2        7/8     1 3/4
      Low                     5/8     1 3/16      11/16    1 1/8        1/2       15/16      9/16    1 1/8
--------------------------- --------- ---------- --------- ---------- --------- ---------- --------- ----------

1 Price ranges on the American Stock Exchange

The Company has not paid any cash dividends on its capital stock. The Company intends to retain earnings, if any, for use in its business and does not anticipate that any funds will be available for the payment of cash dividends on its outstanding shares in the foreseeable future. The holders of Common Stock will not be entitled to receive dividends in any year until the holders of the Class A Redeemable Convertible Preferred Stock receive an annual non-cumulative dividend preference of $.072 per share. As of June 11, 1999, 700,000 shares of Class A Redeemable Convertible Preferred Stock had been converted into 210,000 shares of Class B Common Stock, leaving outstanding 80,000 shares of Class A Redeemable Convertible Preferred Stock. The aggregate non-cumulative annual dividend preference of such Class A Redeemable Convertible Preferred Stock is $5,760. There is no public market for the Company's Class A Redeemable
Convertible Preferred Stock or Class B Common Stock; however, such stock is convertible into Class A Common Stock at the option of the holder and upon transfer by the holder of the Class A Redeemable Convertible Preferred Stock or Class B Common Stock.

Item 6.        Selected Financial Data

                                                1999             1998              1997             1996              1995
----------------------------------------- ----------------- ---------------- ----------------- ---------------- -----------------
Selected Statement of Operations Data:
Revenues                                  $ 7,310,000       $ 7,008,000      $ 6,375,000       $ 7,863,000      $ 6,775,000
Net Income (Loss) from operations             304,000          (115,000)      (2,061,000)         (807,000)      (2,448,000)
Net Income (Loss)                             411,000            10,000       (1,886,000)         (654,000)      (2,368,000)
Basic & diluted income (loss) per share (1)     $0.04             $0.00           $(0.17)           $(0.07)          $(0.28)
Weighted average shares outstanding (2)    10,916,000        10,886,000       10,831,000         9,988,000        8,383,000

Selected Balance Sheet Data:
Working capital                           $ 4,355,000       $ 3,737,000      $ 3,334,000       $ 4,931,000      $ 2,083,000
Total assets                                6,328,000         6,366,000        6,165,000         7,706,000        5,580,000
Long term debt, net                             -                 -                -                 -               26,000
Accumulated deficit                       (17,252,000)      (17,662,000)     (17,672,000)      (15,786,000)     (15,132,000)
Stockholders' equity                        5,527,000         5,045,000        4,948,000         6,806,000        4,438,000

1  The impact of dilutive shares is immaterial.
2  See Note 2 to Financial Statements

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Fiscal year 1999 Compared to Fiscal Year 1998
---------------------------------------------

REVENUES
The Company's revenues for the fiscal year ended March 28, 1999 ("1999") were $7.3 million, an increase of 4% from revenues of $7.0 million for the fiscal year ended March 29, 1998 ("1998").

Net product sales of $7.3 million increased $648,000 (10%) in 1999. As detailed below, this increase reflects higher shipments of military aerospace products, partially offset by lower shipments of commercial products. Volume in military aerospace products increased by approximately 14% in 1999 compared to 1998. The increase in military aerospace products was partially offset by lower shipments of commercial products which decreased by approximately 2% in 1999 compared to 1998. During 1999, shipments of Large Area Avalanche Photodiode

(LAAPD) products (included in net product sales) rose by 94%, to $403,000 (highest in Company history), when compared to the same period in the prior year. While sales from these products represented only 6% of total net product sales during 1999, the Company anticipates increasing volume from sales of its proprietary LAAPD products as markets begin to implement this "enabling" technology.

Development contract revenues during 1999 decreased by $346,000. The Company was awarded a Phase II Department of Energy (DOE) grant of approximately $750,000 in June 1995, and in December 1995, was awarded a $1.1 million contract from the Advanced Research Projects Agency of the Pentagon and the Aircraft Division of the Naval Air Warfare Center (ARPA/NAWC). Both contracts were completed during fiscal 1998, the DOE in Q3 and ARPA/NAWC in Q4. The Company is currently not working on any government funded development contracts.

COSTS AND EXPENSES
Cost of product sales increased by $522,000 (13%) in 1999 compared to 1998. Cost of product sales as a percent of net product sales increased by 2% and gross profit margin on net product sales decreased 2 percentage points to 39% compared to 1998. This was primarily due to product mix as the Company completed a large program in early 1999, which generated high margins in its initial phase that began in early 1998.

Research and development ("R&D") costs decreased by $690,000 (56%) to $552,000 during 1999 compared to 1998. The decrease in R&D costs is primarily due to the lower level of R&D effort on government contracts (see "Revenues" above) as well as a general reduction in internal R&D efforts as the Company has commercialized its discrete line of LAAPD products which in previous years were still under development. The Company continues development of its next generation line of LAAPD array products. R&D costs have varied significantly in the past, and may continue to do so, due to the level of activity associated with development contracts as well as the number and complexity of new process and product development projects, the qualification of new process developments and customer evaluation and acceptance of new products.

Marketing and sales expenses decreased by $19,000 (2%) to $959,000 in 1999. Marketing and sales expenses are expected to increase as the Company pursues its plan for growth and commercialization of the LAAPD family of products.

General and administrative expenses increased by $70,000 (7%) to $1.1 million in 1999 compared to 1998. During Q2 1997 the Company recorded a one-time reorganization charge of approximately $288,000 related to management changes and during Q2 1998 reversed approximately $100,000 of this accrual. General and administrative expenses, before the impact of the one-time reversal of reorganization charges in Q2 1998, decreased by $30,000 (3%) in 1999 compared to 1998.

Interest income in 1999 of $115,000 was $8,000 lower than 1998 as a result of lower available interest rates.

Fiscal year 1998 Compared to Fiscal Year 1997
---------------------------------------------

REVENUES
The Company's revenues for the fiscal year ended March 29, 1998 ("1998") were $7.0 million, an increase of 10% from revenues of $6.4 million for the fiscal year ended March 30, 1997 ("1997").

Net product sales of $6.7 million increased $870,000 (15%) in 1998. As detailed below, this increase reflects higher shipments of military aerospace products, partially offset by lower shipments of commercial products. Volume in military aerospace products increased by approximately 54% in 1998 compared to 1997. The increase in military aerospace products was partially offset by lower shipments of commercial products which decreased by approximately 7% in 1998 compared to 1997. The Company believes that cutbacks in its sales and marketing efforts during fiscal 1996 impacted its ability to book new orders and resulted in lower sales during the second half of 1997 and the first half of 1998. These cutbacks were a result of cash conservation measures put in place prior to the Company completing a private placement in August 1995. After receiving the additional equity financing, the Company hired and replaced employees in the sales department and otherwise increased marketing efforts including additional trade-show attendance and advertising. These efforts have resulted in an increase in commercial backlog and helped to increase commercial sales during the fourth quarter of 1998 by approximately 24% compared to the same period in the prior year.

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

Research and development ("R&D") costs decreased by $670,000 (35%) to $1.2 million in 1998. The decrease in R&D costs is primarily due to the lower level of R&D effort on government contracts (see "Revenues" above) as well as a general reduction in internal R&D efforts as the Company focused more on the commercialization/manufacture of the LAAPD. In conjunction with its commercialization efforts, the Company has consolidated its core business and LAAPD manufacturing operations which previously had been managed as separate operational centers. In addition, the Company has better controlled internal R&D activities. R&D costs have varied significantly in the past, and may continue to do so, due to the level of activity associated with development contracts as well as the number and complexity of new process and product development projects, the qualification of new process developments and customer evaluation and acceptance of new products.

Marketing  and sales  expenses  decreased  by $19,000  (2%) to $978,000 in 1998.

General and administrative expenses decreased by $644,000 (40%) to $983,000 in 1998 primarily due to lower labor related costs partially offset by higher consultant costs. During 1997, the Company recorded a one-time reorganization charge of approximately $323,000 related to management changes and during the second quarter of 1998 reversed approximately $100,000 of this accrual. During 1998, general and administrative expenses, before the impact of these adjustments, decreased by $221,000 (17%) to $1.1 million. These decreases were due to a number of factors including lower compensation, training, management systems, amortization and consulting costs.

Interest income in 1998 of $123,000 was $44,000 lower than 1997 as a result of lower average cash balances and lower available interest rates. In August 1995, the Company completed a private placement which increased its average cash balances during Q3 and Q4 of 1996 and all of 1997.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At March 28,  1999,  the  Company  had cash,  cash  equivalents  and short-term
investments of $2.5 million, working capital of $4.4 million and an accumulated deficit of $17.3 million. The Company's cash, cash equivalents and short-term investments increased $168,000 during the twelve months ended March 28, 1999. Cash expenditures were primarily impacted by a reduction of $448,000 in accounts payable and other accrued expenses. This reduction was primarily due to material and other manufacturing related purchases/accruals incurred during 1998 leading to a high level of revenues produced in Q1 1999 (revenues of $2.0 million were recorded in Q1 1999). Revenues in Q1 2000 are not projected to be as high and, therefore, the accounts payable and other accrued expenses are lower as of March 28, 1999. Accounts receivable increased by $20,000 in 1999. Capital spending during 1999 was $147,000 compared to $163,000 during 1998.

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

The Company has a revolving line of credit agreement with a bank for the lesser of $1,000,000 or 75 percent of eligible trade accounts receivable, as defined by the agreement. The agreement which is renewed annually will expire on July 16, 1999, and provides for interest to be paid monthly at prime plus .5 percent. The Company must adhere to certain requirements and provisions to be in compliance with the terms of the agreement. Borrowings under the line of credit are secured by accounts receivable, inventory, equipment and general intangibles. At March 28, 1999, no amounts were outstanding under any bank line of credit and there were no stockholder loans to the Company.

The Company is exposed to interest rate risk for marketable securities and its bank line of credit. At March 28, 1999, the Company had $1,867,000 of short-term investments with a weighted average interest rate of 5.00%, primarily commercial paper, all of which matures in fiscal year 2000.

The Company believes that the moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or operating results.

YEAR 2000 ISSUES

The Company is aware of the potential for Year 2000 software failures and the associated impact on business operations. Such computer programs utilizing a two digit date field may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). The Year 2000 Issue could potentially result in a system failure or in miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in other similar normal business activities. The Company developed a plan and identified Year 2000 Issues in certain software applications and upgraded such applications with software that recognizes dates beyond December 31, 1999, thus addressing a substantial portion of the Year 2000 Issue that may impact the Company (the Company is currently operating in its fiscal 2000 and, therefore, has proven its reliability). The cost of this project, as it relates to the Year 2000 Issue, did not have a material effect on the operations of the Company. In addition, the Company made inquiries and took inventory of its' "mission critical" suppliers and manufacturing equipment. In most cases, there are alternative vendors and equipment available to meet the "mission critical" needs of the Company in the event of unforeseen circumstances.
                                       12

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

Item 8.    Financial Statements and Supplementary Data
-------    -------------------------------------------

The following consolidated financial statements of Advanced Photonix, Inc. are included in Item 8.

                                                                       Page
Report of Independent Public Accountants                                14

Consolidated Statements of Operations
for each of the three years in the period ended March 28, 1999          15

Consolidated Balance Sheets at March 28, 1999 and March 29, 1998       16-17

Consolidated Statements of Stockholders' Equity
for each of the three years in the period ended March 28, 1999           18

Consolidated Statements of Cash Flows
for each of the three years in the period ended March 28, 1999           19

Notes to Consolidated Financial Statements                             20-26

All other schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are disclosed in the consolidated financial statements, or are inapplicable and, therefore, have been omitted.

                               ARTHUR ANDERSEN LLP








REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Advanced Photonix, Inc.:

We have audited the accompanying consolidated balance sheets of Advanced Photonix, Inc. (a Delaware Corporation) and Subsidiary as of March 28, 1999 and March 29, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended March 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Photonix, Inc. and Subsidiary as of March 28, 1999 and March 29, 1998, and the results of their operations and their cash flows for each of the three years in the period ended March 28, 1999 in conformity with generally accepted accounting principles.


                                         ARTHUR ANDERSEN LLP


Los Angeles, California
May 5, 1999

                             ADVANCED PHOTONIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



For each of the three years                1999          1998           1997
in the period ended March 28, 1999
--------------------------------------------------------------------------------
REVENUES
   Net product sales                 $  7,310,000   $  6,662,000   $  5,792,000
   Development contracts                    -            346,000        583,000
                                     -------------  -------------  -------------
                                        7,310,000      7,008,000      6,375,000
                                     -------------  -------------  -------------

COST AND EXPENSES
   Cost of product sales                4,442,000      3,920,000      3,900,000
   Research and development               552,000      1,242,000      1,912,000
   Marketing and sales                    959,000        978,000        997,000
   General and administrative           1,053,000        983,000      1,627,000
                                     -------------  -------------  -------------
                                        7,006,000      7,123,000      8,436,000
                                     -------------  -------------  -------------

NET INCOME (LOSS) FROM OPERATIONS         304,000       (115,000)    (2,061,000)
                                     -------------  -------------  -------------


OTHER INCOME (EXPENSE)
   Interest expense                         -              -              -
   Interest income                        115,000        123,000        167,000
   Other, net                              (8,000)         2,000          8,000
                                     -------------  -------------  -------------
                                          107,000        125,000        175,000
                                     -------------  -------------  -------------

NET INCOME (LOSS) --
   $.04, $.00, $(.17) per share      $    411,000   $     10,000   $ (1,886,000)
                                     =============  =============  =============



                See notes to consolidated financial statements.


                                               ADVANCED PHOTONIX, INC.

                                            CONSOLIDATED BALANCE SHEETS


                                                                              March 28, 1999            March 29, 1998
------------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                       $   664,000               $ 1,386,000
Short-term investments                                                            1,867,000                   977,000
Accounts receivable, less allowance of $83,000 in 1999 and 1998                     986,000                   966,000
Inventories                                                                       1,551,000                 1,573,000
Prepaid expenses and other current assets                                            88,000                    84,000
                                                                                ------------              ------------
         Total Current Assets                                                     5,156,000                 4,986,000
                                                                                ------------              ------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost                                     2,985,000                 3,387,000
Less accumulated depreciation and amortization                                   (2,474,000)               (2,689,000)
                                                                                ------------              ------------
                                                                                    511,000                   698,000
                                                                                ------------              ------------
OTHER ASSETS
Goodwill, net of accumulated amortization of $253,000 in 1999 and                   583,000                   617,000
    $219,000 in 1998
Patents, net of accumulated amortization of $28,000 in 1999 and $25,000              52,000                    40,000
    in 1998
Other                                                                                26,000                    25,000
                                                                                ------------              ------------
                                                                                    661,000                   682,000
                                                                                ------------              ------------
                                                                                $ 6,328,000               $ 6,366,000
                                                                                ============              ============

                                         See notes to consolidated financial statements.



                                              ADVANCED PHOTONIX, INC.

                                            CONSOLIDATED BALANCE SHEETS

                                                                              March 28, 1999            March 29, 1998
------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                                $   263,000               $   518,000
Accrued expenses:
         Salaries and employee benefits                                             310,000                   310,000
         Warranty                                                                    95,000                    95,000
         Other                                                                      133,000                   326,000
                                                                                ------------              ------------
         Total Current Liabilities                                                  801,000                 1,249,000
                                                                                ------------              ------------

COMMITMENTS AND CONTINGENICES (Notes 7 and 8)
STOCKHOLDERS' EQUITY
Class A Common Stock, par value $.001 per share; authorized
50,000,000 shares;
       1999 - 10,849,260 shares issued and outstanding
       1998 - 10,838,260 shares issued and outstanding                               11,000                    11,000

Class B Common Stock, par value $.001 per share; authorized 4,420,113 shares;
       1999 - 68,135 shares issued and outstanding
       1998 - 76,135 shares issued and outstanding                                    -                         -

Convertible Preferred Stock at redemption  value; authorized
10,000,000 shares
       1999 - 80,000 shares issued and outstanding
       1998 - 90,000 shares issued and outstanding                                   64,000                    72,000
Additional paid-in capital                                                       22,704,000                22,696,000
Accumulated Deficit                                                             (17,252,000)              (17,662,000)
                                                                                ------------              ------------
                                                                                  5,527,000                 5,117,000
                                                                                ------------              ------------
                                                                                $ 6,328,000               $ 6,366,000
                                                                                ============              ============


                                          See notes to consolidated financial statements.


                                                              ADVANCED PHOTONIX, INC.

                                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

For each of the three                                                        Additional
years in the period         Class A           Class B         Convertible     Paid-in     Class B Common
ended March 29, 1998      Common Stock     Common Stock     Preferred Stock   Capital     Treasury Stock    Accumulated
                        Shares   Amount   Shares    Amount  Shares   Amount   Amount     Shares   Amount      Deficit      Total
                        ------   ------   ------    ------  ------   ------   ------     ------   ------      -------      -----

BALANCE AT MARCH     10,631,186  $10,000   170,780    $-    123,000  $98,000 $22,632,000  22,223  $(50,000) $(15,786,000) $6,904,000
  31, 1996

Issuance Costs on
 Sale of Class A
 Common Stock               -       -        -         -       -       -        (18,000)   -         -            -         (18,000)

Conversion of Class
  B Common Stock         33,778     -      (33,778)    -       -       -          -        -         -            -           -

Exercise of Options      52,529   1,000      -         -       -       -         45,000    -         -            -          46,000

Net Loss                    -       -        -         -       -       -          -        -         -       (1,886,000) (1,886,000)
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH     10,717,493  11,000    137,002     -    123,000  98,000  22,659,000  22,223   (50,000)  (17,672,000)  5,046,000
  30, 1997

Conversion of
 Redeemable Preferred
 Stock                      -       -        9,900     -    (33,000)(26,000)     26,000    -         -            -           -

Issuance Costs on
 Sale of Class A
 Common Stock               -       -        -         -       -       -        (17,000)   -         -            -         (17,000)

Conversion of Class
 B Common Stock          70,767     -      (70,767)    -       -       -          -        -         -            -            -

Exercise of Options      50,000     -        -         -       -       -         78,000    -         -            -          78,000

Retirement of
 Treasury Shares            -       -        -         -       -       -        (50,000)(22,223)   50,000         -            -

Net Income                  -       -        -         -       -       -          -        -         -          10,000       10,000
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH
  29, 1998           10,838,260  11,000     76,135     -     90,000  72,000  22,696,000    -         -     (17,662,000)   5,117,000

Conversion of
 Redeemable Preferred
 Stock                      -       -        3,000     -    (10,000) (8,000)      8,000    -         -            -           -

Conversion of Class
 B Common Stock          11,000     -      (11,000)    -       -       -          -        -         -            -            -

Other                       -       -        -         -       -       -          -        -         -          (1,000)      (1,000)

Net Income                  -       -        -         -       -       -          -        -         -         411,000      411,000
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH
  28, 1999           10,849,260 $11,000     68,135    $-     80,000  64,000 $22,704,000    -        $-    $(17,252,000)  $5,527,000
====================================================================================================================================

                                         See notes to consolidated financial statements.


                                                          ADVANCED PHOTONIX, INC.

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


For each of the three years in the period ended March 28, 1999                        1999               1998               1997
------------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                               $     411,000       $      10,000     $  (1,886,000)
Adjustment to reconcile net income (loss) to net cash provided by (used in)
operating activities
     Depreciation                                                                     334,000             426,000           524,000
     Amortization                                                                      37,000              37,000            66,000
     Loss on disposal of fixed assets                                                   -                   6,000             -

Changes in assets and liabilities:
     Short-term investments                                                          (890,000)            482,000        (1,459,000)
     Accounts receivable                                                              (20,000)           (324,000)          150,000
     Inventories                                                                       22,000            (499,000)         (288,000)
     Prepaid expenses and other current assets                                         (4,000)            (23,000)           25,000
     Other assets                                                                     (17,000)             26,000             2,000
     Accounts payable and other accrued expenses                                     (448,000)            130,000           317,000
     Advances                                                                           -                   -                27,000
                                                                                --------------      --------------    --------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                  (575,000)            271,000        (2,522,000)
                                                                                --------------      --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                              (147,000)           (163,000)         (331,000)
                                                                                --------------      --------------    --------------
NET CASH USED IN INVESTING ACTIVITIES                                                (147,000)           (163,000)         (331,000)
                                                                                --------------      --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Sales of common stock, net of issuance costs                                         -                 (17,000)          (17,000)
   Proceeds from exercise of stock options                                              -                  78,000            45,000
                                                                                --------------      --------------    --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                               -                  61,000            28,000
                                                                                --------------      --------------    --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (722,000)            169,000        (2,825,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      1,386,000           1,217,000         4,042,000
                                                                                --------------      --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $     664,000       $   1,386,000     $   1,217,000
                                                                                ==============      ==============    ==============



                                        See notes to consolidated financial statements.

                             ADVANCED PHOTONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 28, 1999

NOTE 1 - LINE OF BUSINESS AND BUSINESS RISKS

Advanced Photonix, Inc.(R) (with its subsidiary, Silicon Detector Corporation, a California corporation ("SDC"), hereafter referred to together as the "Company"), is engaged in the development and manufacture of optoelectronic semiconductor based components, hybrid assemblies and other proprietary solid state light and radiation detection devices, including proprietary advanced solid state silicon photodetection devices which utilize Avalanche Photodiode ("APD") technology. The Company was incorporated under the laws of the State of Delaware on June 22, 1988. The Company believes that its proprietary APD technology represents a leading-edge advancement in photodetection and imaging, and will become an increasingly important part of its business.

The Company has an accumulated deficit of $17,252,000 as of March 28, 1999, and has incurred losses since inception until the last two fiscal years. The Company's LAAPD technology is still considered to be a new technology and is subject to risks inherent in the development of products based on new technologies. These risks include getting the invention out of the laboratory and into actual use in the field and stepping up production from the prototype (early) stages of manufacturing. In order to fund these development efforts, the Company historically has relied upon proceeds from equity financings, bank lines-of-credit and loans from stockholders. At March 28, 1999, no amounts were outstanding under any bank line-of-credit and there were no stockholder loans to the Company.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year: The Company's fiscal year ends on the last Sunday in March. Fiscal years in the three-year period ended March 28, 1999, each contain fifty-two weeks.

Principles of consolidation: The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SDC. All significant intercompany accounts and transactions have been eliminated.

Cash, cash equivalents and short-term investments: The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents. Short-term investments are comprised of readily marketable debt securities with remaining maturities of more than 90 days at date of purchase. The short-term investments are all considered trading securities and are bought and held principally for the purpose of selling in the near term. The fair value of such investments approximated the carrying value as of March 28, 1999 and March 29, 1998.

The Company maintains cash balances at a financial institution that are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company places its cash equivalents and short-term investments in investment grade, short-term debt instruments and limits the amount of credit exposure to any one commercial issuer. As of March 28, 1999, the Company had cash and cash equivalents at various financial institutions and in various highly liquid investments which were in excess of federally insured amounts.

Credit risk: Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables generally are due within 30 days. A significant portion of revenues and accounts receivable are with U.S. Government contractors, including approximately 12%, 26% and 19% of revenues from a major customer for the fiscal years ending 1999, 1998 and 1997, respectively. In fiscal 1999, the Company had export sales of approximately $979,000 to customers in Australia, Canada, China, Finland, France, Germany, Great Britain, India, Italy, Japan, Mexico, The Netherlands, New Zealand, Portugal, Spain, Sweden, and Switzerland (none of which was individually greater than 10% of total revenues). As of March 28, 1999 and March 29, 1998, one customer comprised 14% of accounts receivable.

Inventories: Inventories, which include material, labor and manufacturing overhead are stated at the lower of cost (first in, first out) or market.

Inventories consist of the following:

                                         March 28, 1999         March 29, 1998
                                      -------------------    -------------------

            Raw materials               $    453,000           $    481,000
            Work in progress                 926,000                940,000
            Finished products                172,000                152,000
                                     --------------------    -------------------
                                        $  1,551,000           $  1,573,000
                                     ====================    ===================

Equipment and leasehold improvements: Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or lease term ranging from five years to eleven years. The Company capitalizes expenditures that materially increase asset lives and charges ordinary repairs and maintenance to operations as incurred. When assets are sold or otherwise disposed of, the cost and related depreciation or amortization are removed from the accounts and any resulting gain or loss is included in other income (expense) in the accompanying consolidated statements of operations. Equipment and leasehold improvements consist of the following:

                                          March 28, 1999        March 29, 1998
                                        ------------------     -----------------

Laboratory equipment                      $ 2,474,000            $ 2,689,000
Furniture, fixtures and office equipment      232,000                300,000
Leasehold improvements                        238,000                306,000
Construction in progress                       41,000                 92,000
                                        ------------------     -----------------
                                          $ 2,985,000            $ 3,387,000
                                        ==================     =================

Patents: Patents represent costs incurred in connection with patent applications. Such costs are amortized using the straight-line method over the useful life of the patent once issued, or expensed immediately if any specific application is unsuccessful. Amortization expense was $3,000, $4,000 and $12,000 for the fiscal years 1999, 1998 and 1997, respectively.

Goodwill: The excess of cost over the purchase price of acquired net assets is amortized on a straight-line basis over a 25 year period. Amortization expense was $33,000, $33,000 and $34,000 for the fiscal years 1999, 1998 and 1997, respectively. The Company continually evaluates the recoverability of goodwill by assessing whether the recorded value of the goodwill will be recovered through future expected operating results.

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

Net Income (Loss) Per Share: Net income (loss) per share calculations are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" (SFAS 128). Accordingly, "basic" net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the year. "Diluted" net income (loss) per share has not been presented as the impact is not material. Net income (loss) per share amount for 1997 has been restated to reflect the adoption of SFAS No. 128. Such weighted average shares were approximately 10,916,000 in 1999, 10,886,000 in 1998, and 10,831,000 in 1997. The affect of common stock options in 1999, 1998 and 1997, respectively, have been excluded from the determination of weighted average shares outstanding as their affect would be anti-dilutive or not material.

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

Business Segment: The Company develops and manufactures optoelectronic semiconductor based components, hybrid assemblies and other proprietary solid state light and radiation detection devices for sale to original equipment manufacturers (OEMs), primarily in North America and Europe, on an integrated one segment basis.

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

The Company has authorized 10,000,000 shares of Preferred Stock, of which 780,000 shares have been designated Class A Redeemable Convertible Preferred Stock with a par value of $.001 per share. The number of shares of Class A Preferred Stock issued and outstanding was 80,000 at March 28, 1999 and 90,000 at March 29, 1998, respectively. The Class A Preferred Stock has a liquidation preference equal to its issue price ($.80 per share).The Class A Preferred Stock is convertible at any time, at the option of the holder, into
 .3 share of Class B Common Stock for each share of Preferred Stock converted. As of March 28, 1999, there were 24,000 shares of Class B Common Stock reserved for the potential conversion of the Class A Preferred Stock. The Class A Preferred Stock is subject to redemption at the Company's option for $.80 per share at any time. The Company would be required to pay approximately $64,000 to redeem these shares. The holders of the Class A Preferred Stock are entitled to an annual non-cumulative dividend preference of $.072 per share when the Company's net earnings per share of Class A Preferred Stock equals or exceeds $.072. The Class A Preferred stockholders do not have voting rights except as required by applicable law.

NOTE 4 - LINE OF CREDIT

The Company has a revolving line of credit agreement with a bank for the lesser of $1,000,000 or 75 percent of eligible trade accounts receivable, as defined by the agreement. The agreement expires in July 1999 and provides for interest to be paid monthly at prime plus .50 percent (8.25 percent at March 28, 1999). The Company must adhere to certain requirements and provisions to be in compliance with the terms of the agreement. The Company was in compliance with all such covenants as of March 28, 1999. Borrowings under the line of credit are secured by accounts receivable, inventory, equipment and general intangibles. There was no outstanding balance under the line of credit agreement as of March 28, 1999.

NOTE 5 - INCOME TAXES

At March 28, 1999, the Company had net operating loss carry forwards of approximately $15.0 million for federal tax purposes that expire at various dates through fiscal year 2012. The tax laws related to the utilization of loss carryforwards are complex and the amount of the Company's loss carry forward that will ultimately be available to offset future taxable income may be subject to annual limitations resulting from changes in the ownership of the Company's common stock. The Company also has approximately $531,000 in research and development credit carryovers available for federal tax purposes that expire in the fiscal years 2004 through 2014.

Under SFAS No. 109, "Accounting for Income Taxes", deferred tax assets may be recognized for temporary differences that will result in deductible amounts in future periods and for loss carryforwards. A valuation allowance is recognized if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. A detail of the Company's net deferred tax asset as of March 28, 1999 and March 29, 1998 follows:

                                    March 28, 1999            March 29, 1998
                                ---------------------     ----------------------
 NOL Carryforwards                  $ 5,812,000                $ 6,074,000
 Inventory obsolescence                 640,000                    549,000
 Warranty                                37,000                     37,000
 Depreciation                             -                        (54,000)
 Vacation                                40,000                     44,000
 Other                                   62,000                     62,000
                                ---------------------     ----------------------
                                      6,591,000                  6,712,000
 Less valuation allowance            (6,591,000)                (6,712,000)
                                ---------------------     ----------------------

 Net deferred tax asset                $ -0-                      $ -0-
                                =====================     ======================

Due to the uncertainty surrounding the realization of the favorable tax attributes of such net operating loss carry forwards in future tax returns, the Company has recorded a valuation allowance against its otherwise recognizable deferred tax assets. Accordingly, no deferred tax asset has been reported in the accompanying consolidated balance sheets.

As the Company utilized tax loss carryforwards in fiscal years 1999 and 1998 and incurred losses in fiscal 1997, the Company has recorded $6,400 in minimum federal taxes in other expense during fiscal 1999 and minimum state taxes of $1,600 in other expense each year in the accompanying consolidated statements of operations.

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

                                                   1999                1998               1997
                                              ---------------    ---------------    ---------------

Net Income (Loss) - as reported               $    411,000       $    10,000        $ (1,886,000)
Net Loss - pro forma                          $    (42,000)      $  (309,000)       $ (2,108,000)
Basic Income (Loss) per share - as reported            .04               .00                (.17)
Basic Income (Loss) per share - pro forma              .00              (.03)               (.19)
                                              ---------------    ---------------    ---------------

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 3, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: risk free interest rates of 5.68,
5.82 and 6.53 percent, expected volatility of 69.00, 48.57 and 63.33 percent and expected lives of 10 years in all periods. No dividends were assumed in the calculations.

The Company's various stock option plans provide for the granting of non-qualified and incentive stock options to purchase up to 2,200,000 shares of common stock for periods not to exceed 10 years. As of March 28, 1999, there were 884,500 shares available for future grant under such plans. Options typically vest at the rate of 25 percent per year over four years, except for options granted under The Directors' Plan, which typically vest at the rate of 50 percent per year over two years. Under these plans, the option exercise price equals the stock's market price on the date of grant. Options may be granted to employees, officers, directors and consultants. The Company has also granted options, under similar terms as above, under no specific shareholder approved plan.

Stock option transactions for 1999, 1998 and 1997 are summarized as follows:


                                                  1999                     1998                    1997
                                        ---------------------------------------------------------------------------
                                        ---------------------------------------------------------------------------
                                           Shares      Wtd Avg      Shares     Wtd Avg      Shares      Wtd Avg
                                           (000)      Ex Price       (000)    Ex Price      (000)      Ex Price
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year          2,052          $3.67      2,512         $3.41   2,191         $3.52
Granted                                     676           1.18         90          1.34     530          2.58
Exercised                                  -              -           (50)         1.56    (101)         2.13
Cancelled                                  (262)          2.12       (500)         2.18    (108)         2.74
Outstanding at end of year                2,466          $3.13      2,052         $3.67   2,512         $3.41
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Exercisable at end of year                1,755          $3.81      1,659         $4.02   1,905         $3.76
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Weighted average fair value of options            $0.94                   $0.90                    $2.01
granted
-------------------------------------------------------------------------------------------------------------------

The following table summarizes information about fixed-price stock options outstanding at March 28, 1999:

                                          Options Outstanding                             Options Exercisable
---------------------- ----------------------------------------------------------- ----------------------------------
---------------------- ---------------- ------------------------ ----------------- -------------- -------------------
 Option Price Range        Shares          Wtd Avg Remaining         Wtd Avg          Shares       Wtd Avg Exercise
                                           Contractual Life       Exercise Price                        Price
---------------------- ---------------- ------------------------ ----------------- -------------- -------------------
---------------------- ---------------- ------------------------ ----------------- -------------- -------------------
     $ 4.62-6.00           790,000            1.92 years              $5.94            790,000          $5.94
     $ 2.25-2.50           828,000            4.39 years              $2.36            687,000          $2.33
     $ .63-1.75            848,000            8.52 years              $1.27            278,000          $1.44


NOTE 7 - COMMITMENTS

The Company leases its manufacturing and office facility under a noncancellable operating lease. Approximate minimum future lease payments under all noncancellable operating leases expiring at various dates through fiscal 2004, are as follows:

               Fiscal year ending:
               2000                      $    377,000
               2001                           382,000
               2002                           381,000
               2003                           391,000
               2004                           361,000
               Thereafter                        -
                                         -------------
                                         $  1,892,000
                                         =============

Rent expense for the fiscal years ending 1999, 1998 and 1997 was approximately $279,000, $353,000 and $346,000, respectively.

The Company has employment and termination agreements with certain employees under which the employees may receive severance pay through the greater of the end of the term of the contract or up to twelve months. Total compensation under these agreements in the event of employment through the full term would be approximately $275,000 and $244,000 for fiscal years ending 2000 and 2001, respectively.

NOTE 8 - LEGAL

The Company is, from time to time, subject to legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

NOTE 9 - EMPLOYEES' RETIREMENT PLAN

The Company maintains a 401(k) Plan which is qualified under the Internal Revenue Code. All full-time employees are eligible to participate in the Plan. Employees may make voluntary contributions to the Plan which are matched by the Company at the rate of $.50 for every $1.00 of employee contribution, subject to certain limitations. The Company contributions recognized as expense were approximately $62,000, $60,000, and $69,000 for the fiscal years ending 1999, 1998 and 1997, respectively.

NOTE 10 - SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

                                                         March 28, 1999       March 29, 1998       March 30, 1997
                                                      ----------------------------------------------------------------
Cash paid during the year for:
   Interest (net of amount capitalized)                    $   -                $   -                 $ 2,600
   Income taxes                                              8,000                1,600                 1,600

Noncash Transaction:
   Issuance of common stock upon the conversion of           8,000               26,000                   -
    Redeemable Convertible Preferred Stock

NOTE 11 - VALUATION AND QUALIFYING ACCOUNTS

(000)                                               Balance at    Charged to Cost     Deductions     Balance at End
                                                   Beginning of     and Expenses                       of Period
                                                      Period
                                                  --------------- ----------------- --------------- -----------------
Year end March 28, 1999
-----------------------
Allowance for bad debt                               $ 83               $ -              $ -            $ 83
Warranty                                               95                 49              49              95

Year end March 29, 1998
-----------------------
Allowance for bad debt                                 83                 -                -              83
Warranty                                               95                 25              25              95

Year end March 30, 1997
-----------------------
Allowance for bad debt                                105                 -               22              83
Warranty                                               95                 39              39              95


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
--------------------------------------------------------------------------------
          None

                                    PART III

Item 10.          Directors and Executive Officers

Set forth below is certain information relating to the directors and officers of the Company.

      Name                Age                    Position

Harry Melkonian           49       Chairman of the Board, President and Chief
                                   Executive Officer

Robert G. Allison         42       Director

Harold A. Blomquist       47       Director

M. Scott Farese           42       Director

Hayden Leason             68       Director

Jon B. Victor             46       Director

Patrick J. Holmes         53       Executive Vice President, Chief Financial
                                   Officer, Secretary & Treasurer

Brock Koren               35       Vice President, Sales & Marketing

Harry Melkonian, Chairman of the Board, President & Chief Executive Officer
---------------------------------------------------------------------------
Mr. Melkonian joined the Company in June 1992. He has been President since November 1996, was elected Chief Executive Officer in October 1997 and Chairman of the Board in April 1998. He served as General Manager of the Company's PIN photodiode business from 1993 until November 1996. From 1989 until joining the Company, Mr. Melkonian operated Melkonian Associates, a consulting firm that assisted the Company in the acquisition of its subsidiary, Silicon Detector Corporation. From 1987 until 1989, he was Director of Operations at Simulaser Corporation; and for six years previously, he held various operations level positions at Sensor Technology, Inc. Mr. Melkonian holds a Bachelor of Science degree in Business Administration from Northeastern University.

Robert G. Allison, Director
---------------------------
Mr. Allison became a director in January 1998. He previously served as a director from October 1996 to June 1997. Mr. Allison is the Managing Partner of Innovate Partners, Inc., a private capital and consulting firm serving the technology market. Mr. Allison is a partner of Edgewater Private Equity Fund, LP and Edgewater Private Equity Fund II, LP, limited partnerships formed for investment purposes. Prior to forming Allison Venture Partners, Mr. Allison served as the Executive Vice President, Chief Operating Officer and Director of Aurora Electronics Group, Inc. (AUR-AMEX). Mr. Allison served as Vice President, Semiconductor Marketing and Assets at Arrow Electronics, Inc. (NASDQ-ARW) and was the founder, President and CEO of Insight Electronics, Inc., a specialized semiconductor distributor which was acquired by MEMEC Group, PLC.

Harold A. Blomquist, Director
-----------------------------
Mr. Blomquist became a director of the Company in August 1998. He is currently the President of American Microsystems, Inc. (AMI) Japan, Ltd., in Tokyo Japan, Senior Managing Director and Chairman of the Board of AMI GmbH in Dresden, Germany; Senior Vice President of Business Operations Worldwide; and, a member of the Board of Directors for both AMI and AMI Holding Company. AMI is an electronic component manufacturer with 1997 sales of more than $250 million. Mr. Blomquist joined AMI in 1990 and previously held senior management positions with General Semiconductor, Inmos and Texas Instruments. He holds a bachelor's degree in electrical engineering from the University of Utah.

M. Scott Farese, Director
-------------------------
Mr. Farese became a director of the Company in August 1998. He is currently a Regional Sales Manager for Filtertek Inc. Mr. Farese joined Filtertek in 1991. Filtertek is the largest worldwide producer of custom filtration products and fluid control devices and the world's largest manufacturer of custom molded filter elements. Filtertek is a subsidiary of ESCO Electronics Corporation. Mr. Hayden Leason, a Director and greater than 20% owner of Advanced Photonix, Inc., founded Filtertek which he sold in 1992 to Schawk Inc. Mr. Farese is the son-in-law of Mr. Leason.

Hayden Leason, Director
-----------------------
Mr. Leason became a director of the Company in July 1995. He served as Chairman of the Board from October 1996 until October 1997 and as Chief Executive Officer from November 1996 until October 1997. In 1965, Mr. Leason founded Filtertek Inc., a designer and manufacturer of specialty filtration elements, which subsequently became a New York Stock Exchange listed company. He served as Chairman and Chief Executive Officer until 1992 when he sold his interest to Schawk Inc. Since 1992, Mr. Leason has managed various private investments. Mr. Leason is a 1954 graduate of Northwestern University where he received his Bachelor of Science degree in Business Administration.

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

Patrick J. Holmes, Executive Vice President, Chief Financial Officer,
Corporate Secretary and Treasurer
--------------------------------------------------------------------------------
Mr. Holmes joined the Company in August 1993 and was named Executive Vice President in November 1996. From 1989 until joining the Company, Mr. Holmes was a Division Controller for Textron, Inc. From 1985 until 1989, he was Chief Accountant and Financial Operations Manager for two start-up companies of Lockheed Corporation in Sunnyvale, CA. Previously, Mr. Holmes held senior financial posts with General Dynamics and Datapoint Corporation. Mr. Holmes, who is a Certified Public Accountant, received his degree in accounting, magna cum laude, from the University of Missouri in St. Louis and is a past recipient of the Missouri Society of CPAs Silver Medal.

Brock Koren, Vice President, Sales & Marketing
----------------------------------------------
Mr. Koren joined the Company in July 1998. From 1992 until 1998, he was a regional sales engineer responsible for technical sales in So. California of all Hamamatsu photonic products including Photomultiplier Tubes. Hamamatsu is a leading manufacturer of devices for generation and measurement of infrared, visible, and ultraviolet light, including the largest manufacturer of PMTs in the world. From 1989 until 1992, he was a sales engineer/account manager for Tektronix, Inc., a $2.1 billion global high-technology company based on a portfolio of measurement, color printing and video and networking businesses. Mr Koren received his Bachelor of Science Degree in Electrical Engineering from California State University, Long Beach, California.

Directors serve annual terms until the next annual meeting of stockholders and until their successors are elected and qualified. Officers serve at the pleasure of the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors and persons who own more than ten percent of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports of beneficial ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based solely on its review of the copies of the forms received by it, the Company believes that all of its officers and directors complied with all filing requirements applicable to them, except with respect to the late filing of Form 5's to report January 4, 1999 option grants for 1,000 shares each of the Company's Class A Common Stock by Robert G. Allison, Harold A. Blomquist, M. Scott Farese, Hayden Leason and Jon
B. Victor, which Form 5's were filed in June 1999; the late filing of a Form 5 by Harry Melkonian to report an April 22, 1999 option grant for 200,000 shares of the Company's Class A Common Stock, which Form 5 was filed in May 1999; the late filing of a Form 5 by Patrick J. Holmes to report an April 22, 1999 option grant for 50,000 shares of the Company's Class A Common Stock, which Form 5 was filed in May 1999; and the late filing of a Form 5 by Brock Koren to report a June 14, 1999 option grant for 100,000 shares of the Company's Class A Common Stock, which Form 5 was filed in May 1999.

Item 11.        Executive Compensation
--------        ----------------------
The following table sets forth compensation paid or accrued by the Company for services rendered to the Company's Chief Executive Officer and to each of the other executive officers of the Company whose cash compensation exceeded $100,000 for services rendered during the last three fiscal years.


                                              SUMMARY COMPENSATION TABLE

                                                                           Long Term Compensation
                                                                   --------------------------------------
                                         Annual Compensation                  Awards            Payouts
                                     ----------------------------  --------------------------   -------
                                                                    Restricted     Securities
Name and                                             Other Annual     Stock        Underlying    LTIP      All Other
Principal                    Fiscal  Salary   Bonus  Compensation     Awards        Options     Payouts  Compensation
Position                      Year    ($)      ($)        ($)           ($)           (#)        ($)         ($)(1)
--------------------------------------------------------------------------------------------------------------------
Harry Melkonian,             1999    150,000  20,600        -            -         200,000        -          4,500
Chairman of the Board,       1998    150,000  40,000        -            -            -           -          4,700
President and Chief          1997    135,000     -          -            -         140,000        -          3,900
Executive Officer(2)
--------------------------------------------------------------------------------------------------------------------
Hayden Leason                1999      -         -          -            -            -           -           -
Chairman of the Board and    1998      -         -          -            -            -           -           -
Chief Executive Officer3     1997      -         -          -            -            -           -           -
--------------------------------------------------------------------------------------------------------------------
Patrick J. Holmes            1999    125,000    9,400       -            -          50,000        -          8,600
Executive Vice President,    1998    125,000   15,000       -            -            -           -          3,900
CFO, Secretary and Treasurer 1997    125,000     -          -            -          70,000        -          3,300
--------------------------------------------------------------------------------------------------------------------
Brock Koren                  1999    135,000     -          -            -         100,000        -          5,300
Vice President, Sales &      1998      -         -          -            -            -           -           -
Marketing                    1997      -         -          -            -            -           -           -
--------------------------------------------------------------------------------------------------------------------

1 Represents amounts paid by the Company on behalf of the named person in connection with the Company's 401(k) Retirement Plan, vacation pay and car allowance.
2 Mr. Melkonian was elected Chief Executive Office in October, 1997, and Chairman of the Board in April 1998.
3 Mr. Leason  resigned as Chairman of the Board and Chief  Executive  Officer in October 1997.  Options granted as part of plans provided to outside  directors of the Company have been  excluded from the table (1,000 in 1999 and 10,000 in 1998).

Employment Agreements
---------------------

The Company has employment and termination agreements with certain employees, including Messrs. Melkonian and Holmes under which the employees may receive severance pay through the end of the term of the contract or up to twelve months. See Notes to Consolidated Financial Statements - Note 7.

Stock Options
-------------

The following table sets forth certain information concerning stock options granted to the persons named in the Summary Compensation Table during the last fiscal year and unexercised stock options held by such persons at the end of such fiscal year. No options were exercised during the last fiscal year.

                                                                 Option Grants in Fiscal 1999
                                                                       Individual Grants

                                   Number of           % of Total
                                   Securities       Options Granted        Exercise or
                                   Underlying       to Employees in         Base Price            Expiration
Name(1)                            Options             Fiscal Year            ($/Sh)                  Date
                                    Granted (#)
------------------------------ ------------------- ------------------- --------------------- ----------------------
Hayden Leason                        1,000                 -                   .625                 1/4/09
------------------------------ ------------------- ------------------- --------------------- ----------------------
Harry Melkonian                     200,000               32%                 $1.25                 4/22/08
------------------------------ ------------------- ------------------- --------------------- ----------------------
Patrick J. Holmes                    50,000                8%                 $1.25                 4/22/08
------------------------------ ------------------- ------------------- --------------------- ----------------------
Brock Koren                         100,000               16%                 $1.00                 6/14/08
------------------------------ ------------------- ------------------- --------------------- ----------------------

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


    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                                                                        Value of Unexercised
                                                                Number of Securities Underlying       In-the-Money Options at
                        Shares Acquired                     Unexercised Options at Fiscal Year End(#)   Fiscal Year End ($)
Name (1)                on Exercise (#)  Value Realized          Exercisable/Unexercisable           Exercisable/Unexercisable
-----------------------------------------------------------------------------------------------------------------------------
Harry Melkonian             -                -                    164,000/236,000                        -/-
Hayden Leason               -                -                     25,000/10,000                         -/-
Patrick J. Holmes           -                -                     132,000/68,000                        -/-
Brock Koren                 -                -                       100,000/-                           -/-
--------------------- ----------------- --------------- --------------------------------------- ------------------------

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

Compensation of Directors
-------------------------

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 28, 1999, certain information concerning the holdings of each person who was known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Class A or Class B Common Stock of the Company, by each director and executive officers and by all directors and officers as a group. The outstanding Class B Common Stock represents only 0.6% of the total outstanding shares.


                                     Class A Common Stock
                           ----------------------------------------
                            Shares       Shares Under     Percent
                             Owned       Exercisable      Voting(2)
                                        Options/Warrants(1)
                           ----------------------------------------
Hayden Leason(3)            2,304,100        35,000        21.2

M. Scott Farese(8)          2,304,100        35,000        21.2

The Townsend Group(9)         851,900         -             7.7

Advanced Detectors,            -            750,000         6.4
Inc.(4)

Edgewater Private
Equity Fund(6)                593,640        22,500         5.6

Robert G. Allison(7)          593,640        22,500         5.6

Jon Victor(5)                 237,400        35,000         2.5

Patrick J. Holmes(5)           62,600       132,000         1.7

Harry Melkonian(5)             10,000       164,000         1.6

Harold A. Blomquist(5)           -            5,000          -

Directors & Officers as     3,601,240       393,500        31.6
a Group


1 Includes shares under options exercisable on March 28, 1999 and options which become exercisable within 60 days thereafter.

2 Represents combined voting power of both Class A and Class B Common Stock, assuming beneficial owner exercises all exercisable options and warrants. None of the named beneficial owners owned Class B Common Stock and there are no Class B derivatives outstanding

3 The address of this  shareholder is Palmas Del Mar, 10 Monte Sol,  Humacao,
  Puerto Rico 00791. Includes 5,000 options granted to Mr. Farese (see footnote 8). Mr Farese is the son-in-law of Mr. Leason.

4 Formerly  Xsirius,  Inc.,  the last known  address of this  beneficial   owner
  was 1220 Avenida Acaso, Camarillo, CA 93012.

5 The address of this shareholder is c/o Advanced Photonix, Inc. 1240 Avenida
  Acaso, Camarillo, CA 93012.

6 The address of this  shareholder is c/o Edgewater  Private  Equity Fund, 900
  N. Michigan Ave., Suite 1400, Chicago, IL 60611. Includes 22,500 options granted to Mr. Allison (see footnote 7).

7 The address of this shareholder is c/o Innovate  Partners,  Inc., 660 Newport
  Center Drive, Suite 340, Newport Beach, CA 92660. Includes 593,640 shares owned by Edgewater (see footnote 6). Mr. Allison is a partner in Edgewater. Mr. Allison disclaims beneficial ownership of the shares held by Edgewater.

8 The address of this shareholder is c/o Advanced Photonix, Inc. 1240 Avenida
  Acaso, Camarillo, CA 93012. Includes 2,304,100 shares and 30,000 options owned by Mr.Leason (see footnote 3). Mr. Farese is the son-in-law of Mr. Leason.

9 The address of this shareholder is Townsend Group Investments, 22601 Pacific
  Coast Highway, Malibu CA 90265.

Item 13.       Certain Relationships and Related Transactions
--------       ----------------------------------------------

See Item 11.  Executive Compensation.


                                     PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------       ----------------------------------------------------------------

(a) The following is a list of the financial statement schedules and exhibits filed herewith.

   (1) Financial Statements: No financial statements have been filed with this Form 10-K other than those listed in Item 8.

   (2) Financial Statement Schedules: Schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are disclosed in the accompanying consolidated financial statements, or are inapplicable and, therefore, have been omitted.

   (3) Exhibits:

Exhibit
  No.                   Description

3.1 Certificate of Incorporation of the Registrant, as amended. - incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 23, 1990

3.1.1 Amendment to Certificate of Incorporation of the Registrant, dated October 29, 1992 - incorporated by reference to the Registrant's March 31, 1996 Annual Report on Form 10-K

3.1.2 Amendment to Certificate of Incorporation of the Registrant, dated September 9, 1992 - incorporated by reference to the Registrant's March 31, 1996 Annual Report on Form 10-K

3.2 By-laws of the Registrant, as amended - incorporated by reference to the Registrant's March 31, 1996 Annual Report on Form 10-K

10.1* Advanced Photonix, Inc. 1991 Special Directors Stock Option Plan - incorporated by reference to Exhibit 10.9 to the Registrant's
         March 31, 1991 Annual Report on Form 10-K

10.2* Advanced Photonix, Inc. 1990 Incentive Stock Option and Non-Qualified Stock Option Plan - incorporated by reference to Exhibit No. 10.11 to the Registrant's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 23, 1990

10.3* Advanced Photonix, Inc. 1997 Employee Stock Option Plan - incorporated by reference to Exhibit 10.13 to the Registrant's March 30, 1997 Annual report on Form 10-K

10.4* Amendment No.1 to 1997 Employee Stock Option Plan of Advanced Photonix, Inc. - incorporated by reference to Exhibit 10.14 to the Registrant's December 28, 1997 Quarterly report on Form 10-Q

10.5 Employment Agreement dated June 1, 1998, between Advanced Photonix, Inc. and Patrick J. Holmes - incorporated by reference to Exhibit 10.5 to the Registrant's March 29, 1998 Annual Report on Form 10-K

10.6 Employment Agreement dated June 1, 1998, between Advanced Photonix, Inc. and Harry Melkonian - incorporated by reference to Exhibit 10.6 to the Registrant's March 29, 1998 Annual Report on Form 10-K


10.7 Form of Non-Qualified Stock Option granted to Advanced Detectors, Inc., formerly Xsirius, Inc. - incorporated by reference to Exhibit 10.13 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 11, 1991

10.8 Loan and Security Agreement dated September 6, 1995, between Silicon Valley Bank and Registrant - incorporated by reference to
         Exhibit 10.12 to the Registrant's March 31, 1996 Annual Report on Form 10-K

10.8.1 Amended Loan and Security Agreement dated July 16, 1998 between Silicon Valley Bank and Registrant - incorporated by reference to
         Exhibit 10.15 to the Registrant's September 27, 1998 Quarterly Report on Form 10-Q

10.9 Lease Agreement dated February 23, 1998 between Advanced Photonix, Inc. and High Tech No. 1, Ltd. - incorporated by reference to Exhibit
         10.9 to the  Registrant's March 29, 1998 Annual Report on Form 10-K

10.10 Form of Indemnification Agreement provided to Directors and Principal Officers of Advanced Photonix, Inc. - incorporated by reference to
         Exhibit 10.15 to the Registrant's December 28, 1997 Quarterly report on Form 10-Q

21       List of Subsidiaries of Registrant - incorporated by reference to
         Exhibit 22 to the Registrant's March 31, 1993 Annual Report on Form
         10-K

23.1     Consent of Arthur Andersen LLP, independent public accountants

*Constitutes a compensation plan or arrangement required to be filed as part of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED PHOTONIX, INC.
                                               By:/s/Harry Melkonian
                                               ---------------------
                                               Harry Melkonian, President &
Date: June 25, 1999                            Chief Executive Officer
      -------------

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                           Title                             Date
---------                           -----                             ----

/s/Harry Melkonian       Chairman of the Board, President &       June 25, 1999
---------------------    Chief Executive Officer
Harry Melkonian          (Principal Executive Officer)

/s/Robert G. Allison
---------------------    Director                                 June 25, 1999
Robert G. Allison

/s/Harold A. Blomquist
---------------------    Director                                 June 25, 1999
Harold A. Blomquist

/s/Scott Farese
--------------------     Director                                 June 25, 1999
M. Scott Farese

/s/Hayden Leason
---------------------    Director                                 June 25, 1999
Hayden Leason

/s/Jon B. Victor
---------------------    Director                                 June 25, 1999
Jon B. Victor

/s/Patrick J. Holmes
---------------------    Executive Vice President, Chief          June 25, 1999
Patrick J. Holmes        Financial Officer, Corporate
                         Secretary/Treasurer,
                         (Principal Financial and Accounting Officer)