Form 10-Q
period 1999-06-27
ADVANCED PHOTONIX INC
filed 1999-08-11
CIK 869986

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
     [X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                   For the quarterly period ended June 27,1999

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

                     1240 Avenida Acaso, Camarillo, CA 93012

                                 (805) 987-0146



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On August 4, 1999, 10,849,260 shares of Class A Common Stock, $.001 par value, and 68,135 shares of Class B Common Stock, $.001 par value, were outstanding.

                            ADVANCED PHOTONIX, INC.

                                      INDEX


                                                                     PAGE
 PART I     FINANCIAL INFORMATION

 Item 1.    Financial Statements (Unaudited)                         3 - 6

            Consolidated Statements of Operations
            for the three month periods ended June 27, 1999
            and June 28, 1998                                          3

            Consolidated Balance Sheets
            at June 27, 1999 and March 28, 1999                      4 - 5

            Consolidated Statements of Cash Flows
            for the three month periods ended June 27, 1999
            and June 28, 1998                                          6

            Notes to Consolidated Financial Statements                 7

 Item 2.    Management's Discussion and Analysis
            of Financial Condition and Results of Operations         8 - 10

 PART II    OTHER INFORMATION                                          10

            SIGNATURES                                                 10

                             ADVANCED PHOTONIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

    For the three month period ended           June 28, 1998       June 29, 1997
    ----------------------------------------------------------------------------

    NET PRODUCT SALES                          $  1,520,000        $  1,958,000


    COSTS AND EXPENSES
    Cost of product sales                         1,034,000           1,255,000
    Research and development                        163,000              90,000
    Marketing and sales                             253,000             250,000
    General and administrative                      249,000             270,000
                                            ----------------    ----------------
                                                  1,699,000           1,865,000
                                            ----------------    ----------------
    PROFIT (LOSS) FROM OPERATIONS                  (179,000)             93,000
                                            ----------------    ----------------

    OTHER INCOME
    Interest income                                  26,000              28,000
    Other, net                                       (2,000)              1,000
                                            ----------------    ----------------
                                                     24,000              29,000
                                            ----------------    ----------------
    NET INCOME (LOSS) -                        $   (155,000)       $    122,000
    $(.01), $.01 per share                  ================    ================



               See   notes  to   consolidated   financial statements.

                             ADVANCED PHOTONIX, INC.

                           CONSOLIDATED BALANCE SHEETS


                                             June 27, 1999        March 29, 1999
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                   $    310,000           $    664,000
Short-term investments                         2,062,000              1,867,000
Accounts receivable, less allowance
  of $83,000 in June 1999 and March 1999         855,000                986,000
Inventories                                    1,635,000              1,551,000
Prepaid expenses and other current assets         97,000                 88,000
                                         ---------------        ----------------
 Total Current Assets                          4,959,000              5,156,000
                                         ---------------        ----------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
  at cost                                      3,049,000              2,985,000

Less accumulated depreciation
  and amortization                            (2,519,000)            (2,474,000)
                                         ---------------        ----------------
                                                 530,000                511,000
OTHER ASSETS
Goodwill, net of accumulated amortization
 of $261,000 in June 1999 and
 $253,000 in March 1999                          575,000                583,000
Patents, net of accumulated amortization
 of $30,000 in June 1999 and
 $28,000 in March 1999                            50,000                 52,000
Other                                             26,000                 26,000
                                         ---------------        ----------------
                                                 651,000                661,000
                                         ---------------        ----------------
                                            $  6,140,000           $  6,328,000
                                         ===============        ================

                 See notes to consolidated financial statements.


                             ADVANCED PHOTONIX, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                        June 28,               March 29,
                                                                          1998                    1998
-------------------------------------------------------------------- ----------------        ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                     $     309,000           $     263,000
Accrued expenses:
         Salaries and employee benefits                                    274,000                 310,000
         Warranty                                                           95,000                  95,000
         Other                                                              90,000                 133,000
                                                                     ----------------        ---------------
         Total Current Liabilities                                         768,000                 801,000
                                                                     ----------------        ---------------

COMMITMENTS AND CONTINGENICES
STOCKHOLDERS' EQUITY
Class A Common Stock, par value $.001 per share; authorized
50,000,000 shares;
       June 27, 1999    - 10,849,260 shares issued and outstanding
       March 28, 1999   - 10,849,260 shares issued and outstanding          11,000                  11,000

Class B Common Stock, par value $.001 per share; authorized
4,420,113 shares;
       June 27, 1999    - 68,135 shares issued and outstanding
       March 28, 1999   - 68,135 shares issued and outstanding                 -                      -

Convertible Preferred Stock at redemption  value; authorized
10,000,000 shares
       June 27, 1999    - 80,000 shares issued and outstanding
       March 28, 1999   - 80,000 shares issued and outstanding              64,000                  64,000

Additional paid-in capital                                              22,704,000              22,704,000
Accumulated Deficit                                                    (17,407,000)            (17,252,000)
                                                                     ----------------        ---------------
                                                                         5,372,000               5,527,000
                                                                     ----------------        ---------------
                                                                     $   6,140,000           $   6,328,000
                                                                     ================        ===============

                                     See notes to consolidated financial statements.


                             ADVANCED PHOTONIX, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

For the three month period ended                June 27, 1999      June 28, 1998
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                               $   (155,000)      $    122,000
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
     Depreciation                                     45,000             89,000
     Amortization                                     10,000              6,000
Changes in assets and liabilities:
     Short-term investments                         (195,000)        (1,092,000)
     Accounts receivable                             131,000            (15,000)
     Inventories                                     (84,000)            76,000
     Prepaid expenses and other current assets        (9,000)            17,000
     Accounts payable and accrued expenses           (33,000)          (298,000)
                                                -------------      -------------
  NET CASH USED IN OPERATING ACTIVITIES             (290,000)        (1,095,000)
                                                -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                 (64,000)           (32,000)
                                                -------------      -------------
  NET CASH USED IN INVESTING ACTIVITIES              (64,000)           (32,000)
                                                -------------      -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS           (354,000)        (1,127,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD     664,000          1,386,000
                                                -------------      -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD      $    310,000       $    259,000
                                                =============      =============

                  See notes to consolidated financial statements.

                             ADVANCED PHOTONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 27, 1999
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the three month period ended June 27, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending March 26, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Advanced Photonix, Inc. (together with its subsidiary, the "Company") Annual Report on Form 10-K for the fiscal year ended March 28, 1999.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Income (Loss) Per Share: Net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Such weighted average shares were approximately 10,917,000 at June 27, 1999 and 10,914,000 at June 28, 1998. Net income (loss) per share calculations are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" (SFAS
128). Accordingly, "basic" net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the year. "Diluted" net income (loss) per share has not been presented as the impact is either not material or anti-dilutive.

Inventories:  Inventories consist of the following:

                                      June 27, 1999            March 28, 1999
                                  ---------------------    ---------------------
Raw materials                        $    428,000             $    453,000
Work in progress                        1,041,000                  926,000
Finished products                         166,000                  172,000
                                  ---------------------    ---------------------
                                     $  1,635,000             $  1,551,000
                                  =====================    =====================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

NET PRODUCT SALES
-----------------
Net product sales for the first quarter of fiscal year 2000 ("Q1 00") were $1,520,000, a decrease of $438,000 or 22% from revenues of $1,958,000 for the first quarter of fiscal year 1999 ("Q1 99").

The decrease in net product sales was primarily due to lower volume in military aerospace products which decreased by approximately 54% in Q1 00 compared to Q1
99. The Company completed deliveries on orders related to a large program during the second half of fiscal 1999. Follow-on orders are expected and deliveries should resume on this program during the later part of the current fiscal year. During Q1 00, shipments of Large Area Avalanche Photodiode (LAAPD) products (included in net product sales) were 21% higher than the same period in the prior year. While sales from these products represented 9% of total net product sales during Q1 00, the Company anticipates increasing volume from sales of LAAPD products as markets begin to implement this "enabling" technology.

COSTS AND EXPENSES
------------------
Cost of product sales decreased by $221,000 in Q1 00 compared to Q1 99. The decrease is primarily attributable to lower product shipments. Cost of product sales as a percent of net product sales increased by 4 percentage points in Q1 00 compared to Q1 99 due to a number of factors including inefficiencies associated with lower volume and lower margins stemming from variability in product mix and engineering design revenues.

Research and development costs increased by $73,000 (81%) to $163,000 in Q1 00 as compared to Q1 99. The increase in R&D costs is primarily due to an increase in internal R&D efforts as the Company focuses on improving its current line of LAAPD products as well as expanding into new derivatives of the patented technology. The Company is developing an Extreme Ultra Violet LAAPD capable of detecting low light levels well below 200 nm. In addition, the Company continues the development of a new generation two-dimensional LAAPD Array. R&D costs have varied significantly in the past, and may continue to do so, due to the level of activity associated with development contracts as well as the number and complexity of new process and product development projects, the qualification of new process developments and customer evaluation and acceptance of new products.

Marketing and sales expenses in Q1 00 were flat compared to Q1 99. The Company believes its marketing and sales expenses will increase during the remainder of the year as the Company pursues its plan of adding additional sales personnel, increased trade show attendance and substantial print media advertising.

General and administrative expenses decreased by $21,000 (8%) to $249,000 in Q1 00 compared to Q1 99 primarily due to manpower cutbacks and efforts to reduce costs.

Interest income in Q1 00 of $26,000 was $2,000 lower than Q1 99 as a result of lower interest rates.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At June 27, 1999, the Company had cash, cash equivalents and short-term investments of $2.4 million, working capital of $4.2 million and an accumulated deficit of $17.4 million. The Company's cash, cash equivalents and short-term investments decreased by $159,000 during the three months ended June 27, 1999. Cash of $95,000 was used for operating activities (before cash used for short-term investments). Cash of $64,000 was used for capital equipment, compared to $32,000 during the comparable period of the prior year.

To enable the Company to meet its capital commitment needs, the Company has historically supplemented cash provided by operations with proceeds from private and public sales of capital stock and borrowings. These funds have been used to grow the core business and finance the development and initial commercialization of the Company's LAAPD technology. While the Company believes that initial commercialization has been completed and has reduced its expenditures for research and development, it continues development of other derivatives of the base technology. The continued development of LAAPD derivative products as well as revenue growth in the business may require additional funds.

The Company has a revolving line of credit agreement with a bank for the lesser of $1,000,000 or 75 percent of eligible trade accounts receivable, as defined by the agreement. The agreement is in the process of renewal effective July 16, 1999, and provides for interest to be paid monthly at prime plus .5 percent. The Company must adhere to certain requirements and provisions to be in compliance with the terms of the agreement. Borrowings under the line of credit are secured by accounts receivable, inventory, equipment and general intangibles. At June 27, 1999, no amounts were outstanding under any bank line of credit and there were no stockholder loans to the Company.

The Company believes that the moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or operating results.

YEAR 2000 ISSUES
----------------

The Company is aware of the potential for Year 2000 software failures and the associated impact on business operations. Software utilizing a two digit date field may recognize a date using "00" as the year 1900 rather than the year 2000 (the "Year 2000 Issue"). The Year 2000 Issue could potentially result in a system failure or in miscalculations causing disruptions of operations, including among other things, a temporary inability to process transactions, send invoices or engage in other similar normal business activities. The Company developed a plan and identified Year 2000 Issues in certain software applications and upgraded such applications with software that recognizes dates beyond December 31, 1999, thus addressing a substantial portion of the Year 2000 Issue that may impact the Company (the Company is currently operating in its fiscal 2000 and, therefore, has proven its reliability). The cost of this project, as it relates to the Year 2000 Issue, did not have a material effect on the operations of the Company. In addition, the Company made inquiries and took inventory of its "mission critical" suppliers and manufacturing equipment. There are alternative vendors and equipment available to meet the "mission critical" needs of the Company in the event of unforeseen circumstances.

FORWARD LOOKING STATEMENTS
--------------------------

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

                                  Advanced Photonix, Inc.
                                  -----------------------
                                  (Registrant)



Date:    August 10, 1999          /s/ Patrick J. Holmes
         ---------------          ---------------------
                                  Patrick J. Holmes
                                  Executive Vice President, Chief Financial
                                  Officer and Secretary/Treasurer