Form 10-Q
period 1999-09-26
ADVANCED PHOTONIX INC
filed 1999-11-03
CIK 869986

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
     [X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                   For the quarterly period ended September 26, 1999

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

                     1240 Avenida Acaso, Camarillo, CA 93012

                                 (805) 987-0146



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On October 29, 1999, 10,849,260 shares of Class A Common Stock,$.001 par value, and 68,135 shares of Class B Common Stock, $.001 par value, were outstanding.

                             ADVANCED PHOTONIX, INC.


                                      INDEX


                                                                      PAGE
 PART I         FINANCIAL INFORMATION

   Item 1.      Financial Statements (Unaudited)                     3 - 6

                Consolidated Statements of Operations for the
                three and six month periods ended
                September 26, 1999 and September 27, 1998               3

                Consolidated Balance Sheets
                at September 26, 1999 and March 28, 1999              4 - 5

                Consolidated Statements of Cash Flows for the
                six month periods ended September 26, 1999 and
                September 27, 1998                                     6

                Notes to Consolidated Financial Statements             7

 Item 2.        Management's Discussion and Analysis
                of Financial Condition and Results of Operations    8 - 10

 PART II        OTHER INFORMATION                                  10 - 11

                SIGNATURES                                            11


                                              ADVANCED PHOTONIX, INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                    Three Months Ended                               Six Months Ended
                                       ----------------------------------------------  ---------------------------------------------
                                         September 26,1999       September 27,1998       September 26,1999       September 27,1998
                                       ----------------------  ----------------------  ----------------------  ---------------------

NET SALES                                   $  1,608,000            $  1,961,000            $  3,128,000            $  3,919,000
Cost of sales                                  1,148,000               1,160,000               2,182,000               2,415,000
                                            -------------           -------------           -------------           -------------
GROSS PROFIT                                     460,000                 801,000                 946,000               1,504,000

OPERATING COSTS & EXPENSES:
Research and development                         239,000                 115,000                 402,000                 205,000
Marketing and sales                              259,000                 284,000                 512,000                 534,000
General and administrative                       433,000                 301,000                 682,000                 571,000
                                            -------------           -------------           -------------           -------------
                                                 931,000                 700,000               1,596,000               1,310,000
                                            -------------           -------------           -------------           -------------
OPERATING INCOME (LOSS)                         (471,000)                101,000                (650,000)                194,000
                                            -------------           -------------           -------------           -------------

OTHER INCOME
Interest income                                   27,000                  33,000                  53,000                  62,000
Other, net                                         1,000                   1,000                  (1,000)                  1,000
                                            -------------           -------------           -------------           -------------
                                                  28,000                  34,000                  52,000                  63,000
                                            -------------           -------------           -------------           -------------

NET INCOME (LOSS)                           $   (443,000)           $    135,000            $   (598,000)          $     257,000
                                            =============           =============           =============          ==============
NET PROFIT (LOSS) Per Share                 $       (.04)           $       0.01            $       (.05)          $        0.02
                                            =============           =============           =============          ==============
Weighted Average Number                       10,917,000              10,914,000              10,917,000              10,914,000
of  Common Shares Outstanding               =============           =============           =============          ==============



                                   See   notes   to    consolidated    financial statements.


                             ADVANCED PHOTONIX, INC.

                           CONSOLIDATED BALANCE SHEETS


                                        September 26, 1999        March 28, 1999
                                             UNAUDITED               AUDITED
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                   $  1,591,000           $    664,000
Short-term investments                           734,000              1,867,000
Accounts receivable, less allowance
  of $83,000 in September 1999
  and March 1999                                 812,000                986,000
Inventories                                    1,573,000              1,551,000
Prepaid expenses and other current assets         69,000                 88,000
                                            -------------          -------------
 Total Current Assets                          4,779,000              5,156,000
                                            -------------          -------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
  at cost                                      3,088,000              2,985,000

Less accumulated depreciation
  and amortization                            (2,598,000)            (2,474,000)
                                            -------------          -------------
                                                 490,000                511,000
OTHER ASSETS
Goodwill, net of accumulated amortization
 of $269,000 in September 1999 and
 $253,000 in March 1999                          567,000                583,000
Patents, net of accumulated amortization
 of $31,000 in September 1999 and
 $28,000 in March 1999                            49,000                 52,000
Other                                             25,000                 26,000
                                            -------------          -------------
                                                 641,000                661,000
                                            -------------          -------------
                                            $  5,910,000           $  6,328,000
                                            =============          =============

                 See notes to consolidated financial statements.


                                                             ADVANCED PHOTONIX, INC.

                                                           CONSOLIDATED BALANCE SHEETS

                                                                    September 26, 1999        March 28, 1999
                                                                        UNAUDITED                AUDITED
-------------------------------------------------------------------- ----------------        ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                     $     284,000           $     263,000
Accrued expenses:
         Salaries and employee benefits                                    501,000                 310,000
         Warranty                                                           95,000                  95,000
         Other                                                             101,000                 133,000
                                                                     ----------------        ---------------
         Total Current Liabilities                                         981,000                 801,000
                                                                     ----------------        ---------------

COMMITMENTS AND CONTINGENICES
STOCKHOLDERS' EQUITY
Class A Common Stock, par value $.001 per share; authorized
50,000,000 shares;
   September 26, 1999    - 10,849,260 shares issued and outstanding
   March 28, 1999        - 10,849,260 shares issued and outstanding         11,000                  11,000

Class B Common Stock, par value $.001 per share; authorized
4,420,113 shares;
   September 26, 1999    - 68,135 shares issued and outstanding
   March 28, 1999        - 68,135 shares issued and outstanding                -                      -

Convertible Preferred Stock at redemption  value; authorized
10,000,000 shares
   September 26, 1999    - 80,000 shares issued and outstanding
   March 28, 1999        - 80,000 shares issued and outstanding             64,000                  64,000

Additional paid-in capital                                              22,704,000              22,704,000
Accumulated Deficit                                                    (17,850,000)            (17,252,000)
                                                                     ----------------        ---------------
                                                                         4,929,000               5,527,000
                                                                     ----------------        ---------------
                                                                     $   5,910,000           $   6,328,000
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




                                              ADVANCED PHOTONIX, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     UNAUDITED

For the six month period ended                                                    September 26, 1999       September 27, 1998
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                               $      (598,000)        $       257,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation                                                                       124,000                 184,000
     Amortization                                                                        19,000                  15,000
Changes in assets and liabilities:
     Short-term investments                                                           1,133,000              (1,098,000)
     Accounts receivable                                                                174,000                 (54,000)
     Inventories                                                                        (22,000)                166,000
     Prepaid expenses and other assets                                                   20,000                   3,000
     Accounts payable and accrued expenses                                              180,000                (371,000)
                                                                                ----------------        ----------------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 1,030,000                (898,000)
                                                                                ----------------        ----------------
NET CASH USED IN INVESTING ACTIVITIES
Capital expenditures                                                                   (103,000)                (54,000)
                                                                                ----------------        ----------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                      927,000                (952,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        664,000               1,386,000
                                                                                ----------------        ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     1,591,000         $       434,000
                                                                                ================        ================

                                  See    notes   to    consolidated    financial statements.


                             ADVANCED PHOTONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 26, 1999
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the six month period ended September 26, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending March 26, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Advanced Photonix, Inc. (together with its subsidiary, the "Company") Annual Report on Form 10-K for the fiscal year ended March 28, 1999.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Income (Loss) Per Share: Net loss per share is based on the weighted average number of common and common equivalent shares outstanding. Net income (loss) per share calculations are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Accordingly, "basic" net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the year. "Diluted" net income
(loss) per share has not been presented as the impact is either not material or anti-dilutive. Inventories: Inventories consist of the following:

                                 September 26, 1999            March 28, 1999
                             --------------------------    ---------------------
Raw materials                     $    432,000                $    453,000
Work in progress                     1,020,000                     926,000
Finished products                      121,000                     172,000
                             --------------------------    ---------------------
                                  $  1,573,000                $  1,551,000
                             ==========================    =====================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------

NET SALES
The Company's net sales for the second quarter ("Q2 00") and six month period ("YTD 00") ended September 26, 1999, were $1.6 million and $3.1 million, respectively. Net Sales for the Q2 00 and YTD 00 period were down 18% and 20%, respectively, when compared to $2.0 million and $3.9 million in the comparable periods of the prior year ("Q2 99" and "YTD 99"). The decrease in net sales was primarily due to lower volume in military aerospace products which decreased by approximately 56% for both Q2 00 and YTD 00 when compared to the comparable periods in the prior year. The Company completed deliveries on orders related to a large military program during the second half of fiscal 1999. New purchase orders under this military program totaling more than $400,000 have been booked and an additional order in excess of $500,000 is anticipated during Q4 00. Deliveries under these new orders will resume during Q4 00. During Q2 00 and YTD 00, shipments of Large Area Avalanche Photodiode (LAAPD) products (included in net sales) were 138% and 56% higher than the same periods in the prior year. While YTD 00 net sales from these products represented 8% of total net sales, the Company anticipates increasing volume from sales of LAAPD products as markets begin to implement this "enabling" technology.

COST OF SALES
Cost of sales decreased by $12,000 (1%) during Q2 00 and by $233,000 (10%) during YTD 00 compared to Q2 99 and YTD 99, respectively. The decreases are primarily attributable to lower product shipments. Cost of sales as a percent of net sales increased by 12 percentage points in Q2 00 compared to Q2 99 and by 8 percentage points in YTD 00 compared to YTD 99 due to a number of factors, including inefficiencies associated with lower volume, lower margins stemming from variability in product mix, and decreased sales from engineering design.

OPERATING COSTS & EXPENSES
Research and development costs for the Q2 00 and YTD 00 period were higher by 108% and 96%, respectively, when compared to $115,000 and $205,000 in the comparable periods of the prior year ("Q2 99" & "YTD 99"). The increase in R&D costs is primarily due to two factors: a.) higher overhead rates due to lower overall volume and b.) an increase in internal R&D efforts as the Company focuses on improving its current line of LAAPD products as well as expanding into new derivatives of the patented technology. The Company is developing an Extreme Ultra Violet LAAPD capable of detecting low light levels well below 200 nm. In addition, the Company continues the development of a new generation two-dimensional LAAPD Array. R&D costs have varied significantly in the past, and may continue to do so, due to the level of activity associated with development contracts as well as the number and complexity of new process and product development projects, the qualification of new process developments and customer evaluation and acceptance of new products.

Marketing and sales expenses were relatively flat when compared to the prior year. The Company believes its marketing and sales expenses will increase during the remainder of the year as the Company pursues its plan of adding additional sales personnel, increased trade show attendance and substantial print media advertising.

General and administrative expenses increased by $132,000 (44%) to $433,000 in Q2 00 compared to Q2 99 and by $111,000 (19%) to $682,000 in YTD 00 compared to YTD 99 primarily due to severance costs associated with a management change. General and administrative expenses before the impact of severance costs decreased by $48,000 (16%) and by $69,000 (12%) in Q2 00 and YTD 00,
respectively, when compared to the same periods of the prior year. These decreases were primarily due to manpower cutbacks and general efforts to reduce costs.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At September 26, 1999, the Company had cash, cash equivalents and short-term investments of $2.3 million, working capital of $3.8 million and an accumulated deficit of $17.9 million. The Company's cash, cash equivalents and short-term investments decreased by $206,000 during the six months ended September 26, 1999. Cash of $103,000 was used for operating activities (before cash provided by short-term investments). Cash of $103,000 was used for capital equipment, compared to $54,000 during the comparable period of the prior year.

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

The Company's revolving line of credit agreement with a bank for the lesser of $1,000,000 or 75 percent of eligible trade accounts receivable, as defined by the agreement, expired on July 16, 1999. The Company does not foresee a need for borrowing based upon current projections and, therefore, has elected to forego the costs for maintaining the line at this time. The Company believes that it would be most efficient to establish a line when the situation warrants.

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


                           PART II   OTHER INFORMATION

Items 1 - 3
         None

Item 4            Submission of Matters to a Vote of Security Holders:
                  ----------------------------------------------------

The Company's Annual Stockholders Meeting was held on August 20, 1999. The following persons were re-elected to the Company's Board of Directors to serve until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

                                             FOR              WITHHELD
                                          ---------           --------
Robert G. Allison                         9,281,237           100,310

Harold A. Blomquist                       9,281,237           100,310

M. Scott Farese                           9,281,237           100,310

Hayden Leason                             9,281,237           100,310

Harry Melkonian                           9,281,237           100,310

Item 5            Other Information

(a) During October 1999, Mr. Harold A. Blomquist and Mr. Robert G. Allison resigned from the Board of Directors due primarily to time constraints. In addition, Mr. Harry Melkonian resigned as Director, President and Chief Executive Officer. He was replaced by Mr. Brock Koren, formerly Vice President of Sales & Marketing, who was also elected to the Board of Directors.

(b) In accordance with the requirements of Rule 14a-4(c) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), in order for shareholder proposals submitted outside Rule 14a-8 (which includes proposals that the regulations under the Exchange Act generally do not require to be included in the Company's definitive proxy statement for its annual meeting of shareholders) to be timely for purposes of the Company's 2000 Annual Meeting of Shareholders within the meaning of Rule 14a-4(c) under the Exchange Act, such proposals must be received by the Company no later than the close of business on April 20, 2000.

Item 6
         None

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Advanced Photonix, Inc.
                             (Registrant)


Date:    November 3, 1999              /s/ P. J. Holmes
         ----------------              ----------------
                                       Patrick J. Holmes
                                       Executive Vice President, Chief Financial
                                       Officer and Secretary/Treasurer