Form 10-Q
period 1999-12-26
ADVANCED PHOTONIX INC
filed 2000-02-09
CIK 869986

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
     [X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
                              EXCHANGE ACT OF 1934

                   For the quarterly period ended December 26, 1999

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

                     1240 Avenida Acaso, Camarillo, CA 93012

                                 (805) 987-0146



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

On February 7, 2000, 11,569,704 shares of Class A Common Stock,$.001 par value, and 36,135 shares of Class B Common Stock, $.001 par value, were outstanding.

                             ADVANCED PHOTONIX, INC.


                                      INDEX


                                                                      PAGE
 PART I         FINANCIAL INFORMATION

   Item 1.      Financial Statements (Unaudited)                     3 - 6

                Consolidated Statements of Operations for the
                three and nine month periods ended
                December 26, 1999 and December 27, 1998                3

                Consolidated Balance Sheets
                at December 26, 1999 and March 28, 1999              4 - 5

                Consolidated Statements of Cash Flows for the
                nine month periods ended December 26, 1999 and
                December 27, 1998                                      6

                Notes to Consolidated Financial Statements             7

 Item 2.        Management's Discussion and Analysis
                of Financial Condition and Results of Operations    8 - 10

 PART II        OTHER INFORMATION                                     10

                SIGNATURES                                            10


                                              ADVANCED PHOTONIX, INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                    Three Months Ended                               Nine Months Ended
                                       ----------------------------------------------  ---------------------------------------------
                                          December 26,1999        December 27,1998        December 26,1999        December 27,1998
                                       ----------------------  ----------------------  ----------------------  ---------------------

NET SALES                                   $  1,346,000            $  1,866,000            $  4,474,000            $  5,785,000
Cost of sales                                    828,000               1,115,000               3,010,000               3,530,000
                                            -------------           -------------           -------------           -------------
GROSS PROFIT                                     518,000                 751,000               1,464,000               2,255,000

OPERATING COSTS & EXPENSES:
Research and development                         203,000                 146,000                 605,000                 351,000
Marketing and sales                              211,000                 237,000                 723,000                 771,000
General and administrative                       222,000                 253,000                 904,000                 824,000
                                            -------------           -------------           -------------           -------------
                                                 636,000                 636,000               2,232,000               1,946,000
                                            -------------           -------------           -------------           -------------
OPERATING INCOME (LOSS)                         (118,000)                115,000                (768,000)                309,000
                                            -------------           -------------           -------------           -------------

OTHER INCOME
Interest income                                   29,000                  29,000                  83,000                  91,000
Other, net                                        (7,000)                 (1,000)                 (9,000)                   -
                                            -------------           -------------           -------------           -------------
                                                  22,000                  28,000                  74,000                  91,000
                                            -------------           -------------           -------------           -------------

NET INCOME (LOSS)                           $    (96,000)           $    143,000            $   (694,000)          $     400,000
                                            =============           =============           =============          ==============
NET PROFIT (LOSS) Per Share                 $       (.01)           $       0.01            $       (.06)          $        0.04
                                            =============           =============           =============          ==============
Weighted Average Number                       10,917,000              10,917,000              10,917,000              10,917,000
of  Common Shares Outstanding               =============           =============           =============          ==============



                                   See   notes   to    consolidated    financial statements.


                             ADVANCED PHOTONIX, INC.

                           CONSOLIDATED BALANCE SHEETS


                                        December 26, 1999        March 28, 1999
                                             UNAUDITED               AUDITED
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                   $  2,073,000           $    664,000
Short-term investments                             -                  1,867,000
Accounts receivable, less allowance
  of $83,000 in December 1999
  and March 1999                                 676,000                986,000
Inventories                                    1,731,000              1,551,000
Prepaid expenses and other current assets         60,000                 88,000
                                            -------------          -------------
 Total Current Assets                          4,540,000              5,156,000
                                            -------------          -------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS,
  at cost                                      3,109,000              2,985,000

Less accumulated depreciation
  and amortization                            (2,636,000)            (2,474,000)
                                            -------------          -------------
                                                 473,000                511,000
OTHER ASSETS
Goodwill, net of accumulated amortization
 of $278,000 in December 1999 and
 $253,000 in March 1999                          558,000                583,000
Patents, net of accumulated amortization
 of $32,000 in December 1999 and
 $28,000 in March 1999                            67,000                 52,000
Other                                             24,000                 26,000
                                            -------------          -------------
                                                 649,000                661,000
                                            -------------          -------------
                                            $  5,662,000           $  6,328,000
                                            =============          =============

                 See notes to consolidated financial statements.


                                                             ADVANCED PHOTONIX, INC.

                                                           CONSOLIDATED BALANCE SHEETS

                                                                    December 26, 1999        March 28, 1999
                                                                        UNAUDITED                AUDITED
-------------------------------------------------------------------- ----------------        ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                     $     223,000           $     263,000
Accrued expenses:
         Salaries and employee benefits                                    414,000                 310,000
         Warranty                                                           95,000                  95,000
         Other                                                              97,000                 133,000
                                                                     ----------------        ---------------
         Total Current Liabilities                                         829,000                 801,000
                                                                     ----------------        ---------------

COMMITMENTS AND CONTINGENICES

STOCKHOLDERS' EQUITY
Class A Common Stock, par value $.001 per share; authorized
50,000,000 shares;
   December 26, 1999     - 10,849,260 shares issued and outstanding
   March 28, 1999        - 10,849,260 shares issued and outstanding         11,000                  11,000

Class B Common Stock, par value $.001 per share; authorized
4,420,113 shares;
   December 26, 1999    - 68,135 shares issued and outstanding
   March 28, 1999       - 68,135 shares issued and outstanding                 -                      -

Convertible Preferred Stock at redemption  value; authorized
10,000,000 shares
   December 26, 1999    - 80,000 shares issued and outstanding
   March 28, 1999       - 80,000 shares issued and outstanding              64,000                  64,000

Additional paid-in capital                                              22,704,000              22,704,000
Accumulated Deficit                                                    (17,946,000)            (17,252,000)
                                                                     ----------------        ---------------
                                                                         4,833,000               5,527,000
                                                                     ----------------        ---------------
                                                                     $   5,662,000           $   6,328,000
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




                                              ADVANCED PHOTONIX, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     UNAUDITED

For the nine month period ended                                                    December 26, 1999       December 27, 1998
------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                               $      (694,000)        $       400,000
Adjustments to reconcile net income (loss) to net cash provided by (used in)
 operating activities:
     Depreciation                                                                       162,000                 258,000
     Amortization                                                                        29,000                  28,000
Changes in assets and liabilities:
     Short-term investments                                                           1,867,000                (898,000)
     Accounts receivable                                                                310,000                (257,000)
     Inventories                                                                       (180,000)                214,000
     Prepaid expenses and other assets                                                   11,000                   7,000
     Accounts payable and accrued expenses                                               28,000                (338,000)
                                                                                ----------------        ----------------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                 1,533,000                (586,000)
                                                                                ----------------        ----------------
NET CASH USED IN INVESTING ACTIVITIES
Capital expenditures                                                                   (124,000)               (119,000)
                                                                                ----------------        ----------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                    1,409,000                (705,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        664,000               1,386,000
                                                                                ----------------        ----------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $     2,073,000         $       681,000
                                                                                ================        ================

                                  See    notes   to    consolidated    financial statements.


                             ADVANCED PHOTONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 26, 1999
                                   (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the nine month period ended December 26, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending March 26, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Advanced Photonix, Inc. (together with its subsidiary, the "Company") Annual Report on Form 10-K for the fiscal year ended March 28, 1999.

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

Inventories:  Inventories consist of the following:


                                 December 26, 1999            March 28, 1999
                             --------------------------    ---------------------
Raw materials                     $    526,000                $    453,000
Work in progress                     1,020,000                     926,000
Finished products                      185,000                     172,000
                             --------------------------    ---------------------
                                  $  1,731,000                $  1,551,000
                             ==========================    =====================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
---------------------
NET SALES

The Company's net sales for the third quarter ("Q3 00") and nine month period ("YTD 00") ended December 26, 1999, were $1.3 million and $4.5 million, respectively. Net sales for the Q3 00 and YTD 00 period were down 28% and 23%, respectively, when compared to $1.9 million and $5.8 million in the comparable periods of the prior year ("Q3 99" and "YTD 99"). The decrease in net sales was primarily due to lower volume in military aerospace products, which decreased by approximately 65% in Q3 00, and by 58% for YTD 00 when compared to the comparable periods in the prior year. The Company completed deliveries on orders related to a large military program during the second half of fiscal 1999. New purchase orders under this military program totaling more than $400,000 have been booked and an additional order in excess of $500,000 is anticipated during Q4 00. Deliveries under these new orders are expected to resume during Q4 00. In addition, orders on another military program totaling $500,000 were booked during Q4 for deliveries during Q4 00 and Q1 of fiscal 2001. During YTD 00, shipments of Large Area Avalanche Photodiode (LAAPD) products (included in net sales) were 2% higher than the same period in the prior year. While YTD 00 net sales from these products represented 7% of total net sales, the Company anticipates increasing volume from sales of LAAPD products as markets begin to implement this "enabling" technology.

COST OF SALES

Cost of sales decreased by $287,000 (26%) during Q3 00 and by $520,000 (15%) during YTD 00 compared to Q3 99 and YTD 99, respectively. The decreases are primarily attributable to lower product shipments. Cost of sales as a percent of net sales increased by 2 percentage points in Q3 00 compared to Q3 99 and by 6 percentage points in YTD 00 compared to YTD 99 due to a number of factors, including inefficiencies associated with lower volume, lower margins stemming from variability in product mix, and decreased sales from engineering design.

OPERATING COSTS & EXPENSES

Research and development costs for the Q3 00 and YTD 00 period were higher by 39% and 72%, respectively, when compared to $146,000 and $351,000 in the comparable periods of the prior year. The increase in R&D costs is primarily due to two factors: a.) higher overhead rates due to lower overall volume and b.) an increase in internal R&D efforts as the Company focuses on improving its current line of LAAPD products as well as expanding into new derivatives of the patented technology. The Company is developing an Extreme Ultra Violet LAAPD capable of detecting low light levels well below 200 nm. In addition, the Company continues the development of a new generation two-dimensional LAAPD Array. R&D costs have varied significantly in the past, and may continue to do so, due to the level of activity associated with development contracts as well as the number and complexity of new process and product development projects, the qualification of new process developments and customer evaluation and acceptance of new products.

Marketing and sales expenses decreased by $26,000 (11%) to $211,000 in Q3 00 compared to Q3 99 and by $48,000 (6%) to $723,000 in YTD 00 compared to YTD 99 primarily due to a decrease in commissions paid. The Company believes its marketing and sales expenses will increase in the near term as the Company pursues its plan of adding additional sales personnel, increased trade show attendance and substantial print media advertising.

General and administrative expenses decreased by $31,000 (12%) to $222,000 in Q3 00 compared to Q3 99 and increased by $80,000 (10%) to $904,000 in YTD 00 compared to YTD 99 primarily due to severance costs associated with a management change. General and administrative expenses before the impact of severance costs decreased by $100,000 (12%) in YTD 00 when compared to the same period of the prior year. These decreases were primarily due to manpower cutbacks and general efforts to reduce costs.

LIQUIDITY AND CAPITAL RESOURCES

At December 26, 1999, the Company had cash and cash equivalents of $2.1 million, working capital of $3.7 million and an accumulated deficit of $17.9 million. The Company's cash, cash equivalents and short-term investments decreased by $458,000 during the nine months ended December 26, 1999. Cash of $334,000 was used for operating activities (before cash provided by short-term investments). Cash of $124,000 was used for capital equipment, compared to $119,000 during the comparable period of the prior year.

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

During the period from January 1, 2000 to February 7, 2000, the Company's cash position has improved due to the exercise of stock options. During that period, a total of $1.3 million has been received for such exercises resulting in a cash balance of approximately $3.2 million at February 7, 2000. Total shares outstanding at February 7, 2000 was 11,605,839

The Company believes that the moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or operating results.

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

                           PART II   OTHER INFORMATION

Items 1 - 5
         None

Item 6            Exhibits and Reports on Form 8-k
                  --------------------------------
(a)  Exhibits

Exhibit
  No.    Description
-------  -------------

10.5 Employment Agreement dated January 1, 2000, between Advanced Photonix, Inc. and Patrick J. Holmes

10.6 Employment Agreement dated January 1, 2000, between Advanced Photonix, Inc. and Brock Koren

(b)   Reports on Form 8-K
      None


                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Advanced Photonix, Inc.
                                      (Registrant)


Date:    February 8, 2000               /s/ P. J. Holmes
         ----------------              ----------------
                                       Patrick J. Holmes
                                       Executive Vice President, Chief Financial
                                       Officer and Secretary/Treasurer