Form 10KSB
period 2000-03-26
ADVANCED PHOTONIX INC
filed 2000-06-26
CIK 869986

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                                   (Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 26, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

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

                                ________________

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Total revenues for registrant's fiscal year ended March 26, 2000 were $6,090,096.

        As of June 19, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $39,000,000.

        As of June 19, 2000, there were 12,044,348 shares of Class A Common Stock and 36,135 shares of Class B Common Stock outstanding.

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Advanced Photonix, Inc.(R) (hereafter referred to as the "Company"), is engaged in the development and manufacture of optoelectronic semiconductor based components, hybrid assemblies and other proprietary solid state light and radiation detection devices, including proprietary advanced solid state silicon photodetection devices which utilize avalanche photodiode ("APD") technology. The Company was incorporated under the laws of the State of Delaware on June 22, 1988. The Company believes that its proprietary APD technology represents a leading-edge advancement in photodetection and imaging that will become an increasingly important part of its business.

The Company's proprietary technology extends the capability of the traditional APD by introducing a large surface area silicon device or large area avalanche photodiode ("LAAPD"). The Company developed the LAAPD as an alternative to the photomultiplier vacuum tube ("PMT"), which has been used for many years as the primary technology for certain measurement, control and monitoring applications in industrial, medical, military, scientific and commercial settings.

The LAAPD is an advanced photodetection device developed for the photonics industry specifically as a replacement to the outdated PMT. Photodetection devices sense light of varying intensity and convert the light detected to electronic signals that cause the systems of which they are a part to respond in pre-determined ways. The photonics industry includes other devices less complex than the LAAPD such as PIN (positive-intrinsic-negative) photodiodes. Currently the bulk of the Company's revenues are derived from the sale of products based on PIN and other non-proprietary technologies, referred to as the "core business".

PRODUCTS

The Company designs and manufactures optoelectronic semiconductor based components and hybrid assemblies. The Company's most notable products include:

- Customer specific assemblies for fiber-optic data and telecommunications, medical/biological diagnosis, particle measuring and counting

-   PIN photodetectors, spectrally enhanced, single and multi-element

-   Photodetector hybrids

-   Military and commercial aerospace products

- Custom optoelectronic assemblies incorporating light-emitting diodes ("LEDs") and LED displays

- FILTRODE(R) - patented technology integrating optical filters directly on photodiode chips

-   Avalanche photodiodes

- Large area avalanche photodiodes (LAAPDs - discrete, with and without amplification, and with and without thermoelectric coolers)

The Company supplies detectors for military and commercial aerospace and other high reliability ("Hi-Rel") applications. Hi-Rel devices are designed, manufactured, and tested to function in severe environmental conditions. The Company has many years of experience in supplying Hi-Rel devices that demand modern wafer fabrication techniques, a dedicated assembly area, and a sophisticated test lab. Hi-Rel products manufactured by the Company include:

- Multi-element hybrid assembly used on the U.S. Navy's Rolling Airframe Missile (RAM) developed by Raytheon

- Narrow and wide field of view detectors used in various TOW missile tracking systems

- LED arrays for use in thermal image displays in various night sights, commercial and military

- Quadrant photodetectors used in the autocollimator for airborne navigation/FLIR POD's and "Smart Bombs"

- Multi-element detector arrays used in the Space Shuttle Arm control system and satellite systems

-   Opto assemblies for biological and blood analysis

-   Automotive distance control

The Company's patented FILTRODE(R) technology integrates optical coatings directly on photodiode chips, replacing conventional technology that requires a separate filter glass. While the technology offers a simpler design and lower cost, reliability and performance are improved due to the integrated design. Special packaging of this technology allows for unique applications whereby both sides of the detector can be used to detect light.

The Company's small area avalanche photodiodes ("SAAPDs" -- see description of avalanche photodiode technology below) utilize a silicon epi-planar structure. SAAPDs have been used for a variety of low-light level applications and are responsive from 400 nm to 1000 nm. Typical applications include fiber optics and free space communications, bar code readers and laser range finders.

LARGE AREA AVALANCHE PHOTODIODE TECHNOLOGY

The avalanche photodiode is a specialized silicon photodiode capable of detecting very low light levels due to an internal gain phenomenon known as avalanching. This performance characteristic is not present in the common PIN photodiode.

The APD, developed in the late 1960's, gave promise of a solid state replacement for the photomultiplier tube, an old and outdated vacuum tube technology, for sensing low levels of energy. Historically, APDs have been 3mm diameter or smaller with an internal gain of 50:1 or less. Until now, design and manufacturing limitations have restricted the size and performance of APDs, severely limiting their practical use.

The Company has developed and patented various attributes of the LAAPD, most notably producing diameters up to 25 mm with internal gains of 300:1. The LAAPD is a high speed detector capable of detecting low light levels from the DEEP UV (ultraviolet), through the visible spectrum and into the near IR (infrared). When coupled with a scintillator, the LAAPD can efficiently detect X-ray and gamma-rays. It is also sensitive to accelerated electrons with potentials greater than a few thousand electron-volts. The LAAPD offers capabilities well beyond those of the existing photo-detection devices, such as the PIN photodiode, the small area APD and the PMT. Advantages over PIN photodiodes include higher sensitivity at wider bandwidths. Advantages over small area APDs include larger active areas with much greater sensitivity and gain. The LAAPD's advantages over PMTs include superior spectral bandwidth, greater sensitivity to pulses above 500 photons especially in the visible and near IR, greater dynamic range, and a rugged, solid-state structure suitable for operation in harsh environments. LAAPDs feature superior quantum efficiency in visible, near IR and UV regions to that of the PMT. Other features that differentiate the LAAPD from the PMT include its small package size, immunity to magnetic fields and ease of temperature control, providing stable operation over temperature gradients. In addition to a rugged and compact design, their operation requires far less power, making the LAAPD more advantageous in portable applications.

The Company expects, but there is no assurance, that its proprietary APD technology, employed in the development of the LAAPD, will form the basis for continuing the investigation and potential commercial development of other lines of advanced silicon avalanche photonics products that will have a broader range of commercial and military applications than the PMT and PIN arrays. For example:

- LAAPD arrays - the Company's patented technology in which the rear surface of an LAAPD is segmented to create isolated pixels, each with a separate electronic lead to be accessed in parallel fashion for imaging applications.

- Vacuum avalanche photodiode (VAPD) - another patented technology, which combines a photocathode and an LAAPD in a vacuum tube, functioning as a detector for high resolution, single photon-counting and low light level detection.

The Company has identified target markets for its LAAPD products based on customer evaluations and in-house tests. Evaluation detectors are sold to original equipment manufacturers ("OEMs"), engineers and scientists who report information to the Company concerning potential applications and markets, as well as suggesting improvements and pricing objectives. It is expected, but there is no assurance, that OEMs who can take advantage of the performance capabilities of LAAPDs will be the source of repeat business for production quantities. Targeted markets include:

- Ranging, tracking & imaging - smart image surveillance/security cameras, 3D collision avoidance cameras, missile guidance, threat warning, underwater mine detection, and mapping & salvaging.

- Medical imaging - detectors which image human physiology in slices and look for pathology. Included in this category are PET scanners, CT scanners, bone densitometers and gamma cameras.

- Industrial scanning/process control - industrial CT inspection, aerospace ice inspection, drum/flat bed scanning, semiconductor wafer defect scanning and film to video conversion.

- Analytical chemistry - analyzing the chemical "recipe" of samples, from glucose levels in the blood to pesticides in ground water.

- Medical diagnostics - human fluids are analyzed to diagnose a medical pathology or condition. A partial list of conditions which are diagnosed every day using photonics technology includes diabetes, lipid metabolism disorders, myocardial infarction, gout, liver diseases, renal diseases, pancreatitis, anemia, and electrolyte disturbances. It is expected that this list will grow dramatically in the coming years with the explosion of methods now available to perform immunodiagnostics. Examples of forthcoming diagnostics include those targeting thyroid and sexually transmitted disease conditions and wide field retinal visualization.

- Environmental monitoring - atmospheric meteorology LIDAR (light detection and ranging), radiation dose monitors, airborne and liquid particle measurement, optical air data systems, airport wind shear, atmospheric pollution monitoring.

- Scientific research - high energy physics fiber tracking, space particle experiments and neutrino experiments.

The Company's products are primarily sold as components or assemblies to OEMs or other component manufacturers. The Company does not manufacture any end user products within the above or any other markets.

RAW MATERIALS

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

RESEARCH AND DEVELOPMENT

The Company undertakes both internally funded and customer funded research and development programs when they are in support of the Company's development objectives. Since its inception in June 1988, the Company has incurred material amounts of research and development expenses. During the fiscal years ended in 2000 and 1999, research and development expenses amounted to $.7 million and $.6 million, respectively. Additional research and development funding will be required for LAAPD arrays and VAPDs if the Company decides to commercialize these products.

ENVIRONMENTAL REGULATIONS

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

BACKLOG AND CUSTOMERS

The Company's sales are made primarily pursuant to standard purchase orders for delivery of products. However, by industry practice, orders may be canceled or modified at any time, with the customer being responsible for all finished goods, all costs, direct and indirect, incurred by the Company and a reasonable allowance for anticipated profits. No assurance can be given that such amounts will be received by the Company after cancellation. The Company had approximately $5 million of backlog at the end of fiscal 2000 compared with a backlog of approximately $4.5 million at the end of fiscal 1999. The Company expects that approximately $3.1 million of the backlog orders will be filled in fiscal year 2001.

The Company currently supplies core business products in support of satellites, aircraft and ground vehicle missile guidance and tracking systems. Decreases in military spending have continued to reduce the Company's revenues in these markets.

The Company also supplies core business products for use in various analytical and diagnostic medical equipment. The Company's agreement to provide LED/detector modules to be used in microbiological testing systems resulted in an increase in revenues in the medical segment. Product sales to bioMerieux, Inc. represent approximately 14% and 8% of the Company's revenues for the fiscal years ending 2000 and 1999, respectively.

Customers normally purchase the Company's products and incorporate them into products that they in turn sell in their own markets on an ongoing basis. As a result, the Company's sales are dependent upon the success of its customers' products, and its future performance is dependent upon its success in finding new customers and receiving new orders from existing customers.

MARKETING

The Company markets its products in the United States and Canada through its own technical sales staff and through independent sales representatives. International sales, principally Western Europe, are conducted through foreign distributors (see Note 1 to Consolidated Financial Statements).

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

The Company believes that the principal competition for its silicon LAAPD photodetection devices lies with producers of PMTs, the only product currently available for many of the applications for which the Company's LAAPD products are designed. The Company believes that there are a number of manufacturers of PMTs, most of which have significantly greater financial, technological, marketing and personnel resources than the Company. In addition, several companies produce solid state detectors based on small area APD technology. Although a few additional photodetector companies are engaged in developing APDs, the Company believes that most of these are limited by their technology to small area APD devices. The Company believes these small area APDs are considerably less useful than the Company's LAAPD devices in broadening the applicability of APD technology to imaging and the sensing of extremely low light levels. The Company's LAAPD products have electronic signal gain of up to 300 (one photoelectron converted to 300 photoelectrons) while typical small area APD devices have a gain of about 50 and, therefore, are not competitive with the Company's LAAPD devices in certain applications.

PMTs were first invented in the 1940's. It is possible that existing PMT manufacturers or other photodetector manufacturers will begin APD development and eventually manufacture competitive APD devices.

PROPRIETARY TECHNOLOGY

The Company has been issued patents as follows:

   US PATENT NO.                        DESCRIPTION                            DATE ISSUED
---------------------   ---------------------------------------------    ------------------------
     5,801,430          Solid State Photodetector with                       September 1998
                        Light-Responsive Rear Face
     5,757,057          Large Area Avalanche Array                              May 1998
     5,477,075          Solid State Photodetector with                        December 1995
                        Light-Responsive Rear Face
     5,311,044          Avalanche Photomultiplier Tube                          May 1994
     5,146,296          Devices for Detecting and/or Imaging Single          September 1992
                        Photoelectron
     5,057,892          Light Responsive Avalanche Diode                      October 1991
     5,021,854          Silicon Avalanche Photodiode Array                      June 1991
     4,717,946          Thin Line Junction Photodiode                    By predecessor company
     4,782,382          High Quantum Efficiency Photodiode Devices       By predecessor company

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

EMPLOYEES

At June 19, 2000, the Company employed 57 full-time employees (including 3 officers), 9 engineering and development personnel, 35 operations personnel (including 1 officer), 6 sales and marketing personnel, and 7 general administrative personnel (including 2 officers). The Company may, from time to time, engage personnel to perform consulting services and to perform research and development under third party funding. In certain cases, the cost of such personnel may be included in the direct cost of the contract rather than as payroll expense.

ITEM 2.     PROPERTIES

The Company leases its executive offices, research, marketing and manufacturing facility which consists of approximately 39,000 square feet in a building complex located at 1240 Avenida Acaso, Camarillo, California. The lease expires in February 2004. The Company believes that its existing facility is adequate to meet its needs for the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS

            None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None



                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Class A Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "API". The Company's Class B Common Stock is not publicly traded.

At June 19, 2000, the Company had 57 holders of record for the Class A Common Stock, representing approximately 1,200 holders owning shares of Class A Common Stock in street name. On the same date, there were 6 holders of the Class B Common Stock.

The following table sets forth high and low closing prices by quarter for fiscal years 2000 and 1999.


                                                             Quarterly Stock Market Data
-----------------------------------------------------------------------------------------------------------------------
                                 1st Quarter             2nd Quarter             3rd Quarter            4th Quarter
-----------------------------------------------------------------------------------------------------------------------
                              2000        1999        2000        1999        2000        1999        2000        1999
-----------------------------------------------------------------------------------------------------------------------
Common Stock(1)
     High                       3/4      1 7/16         3/4       1 3/8         7/8       15/16      16 5/8         7/8
     Low                        1/2         5/8         1/2       11/16         3/8         1/2         7/8        9/16
-----------------------------------------------------------------------------------------------------------------------

(1) Price ranges on the American Stock Exchange

The Company has not paid any cash dividends on its capital stock. The Company intends to retain earnings, if any, for use in its business and does not anticipate that any funds will be available for the payment of cash dividends on its outstanding shares in the foreseeable future. The holders of Common Stock will not be entitled to receive dividends in any year until the holders of the Class A Redeemable Convertible Preferred Stock receive an annual non-cumulative dividend preference of $.072 per share. As of June 19, 2000, 740,000 shares of Class A Redeemable Convertible Preferred Stock had been converted into 222,000 shares of Class B Common Stock, leaving outstanding 40,000 shares of Class A Redeemable Convertible Preferred Stock. The aggregate non-cumulative annual dividend preference of such Class A Redeemable Convertible Preferred Stock is $2,880. There is no public market for the Company's Class A Redeemable Convertible Preferred Stock or Class B Common Stock; however, such stock is convertible into Class A Common Stock at the option of the holder and upon transfer by the holder of the Class A Redeemable Convertible Preferred Stock or Class B Common Stock.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

REVENUES

The Company's revenues for the fiscal year ended March 26, 2000 ("2000") were $6.1 million, a decrease of $1.2 million, or 17%, from revenues of $7.3 million for the fiscal year ended March 28, 1999 ("1999").

Net product sales made up 100% of the total revenue for 2000. The decrease in net product sales reflects lower shipments of military aerospace products, partially offset by higher shipments of commercial products. Volume in military aerospace products decreased by $1.7 million, or approximately 49% in 2000 compared to 1999. The decrease in military aerospace products was partially offset by higher shipments of commercial products in the industrial sensing and medical markets, which increased 28% each in 2000 compared to 1999. During 2000, shipments of LAAPD products (included in net product sales) rose by 17% over 1999, to $470,000. This level is the highest on record in Company history for the product line. Sales from LAAPDs represented 8% of total product sales during 2000, as compared to 6% in 1999. The Company anticipates increasing volume from sales of its proprietary LAAPD products as markets begin to implement newer and more sophisticated technology.

The Company expects continued increased revenues from the sales of commercial products in fiscal year 2001. The Company anticipates that net sales in 2001 will exceed what was realized in 2000 and are expected to approximate the sales levels reached in fiscal 1999.

COSTS AND EXPENSES

Cost of product sales decreased by $180,000 (4%) in 2000 compared to 1999. Cost of product sales as a percent of net product sales increased by 9% and gross profit margin on net product sales decreased 9 percentage points to 30% compared to 1999. Material and labor costs, as a percentage of net sales, remained constant at 15% and 5%, respectively, for 2000 compared to 1999. Fixed overhead costs as a percentage of net sales increased to 16% in 2000, from 7% in 1999. Overall increases in cost of product sales were due to increased overhead rates resulting from lower overall sales volume. The Company expects gross profit margin, as a percentage of net sales, to return to approximately the same rate as was realized in 1999, as sales volume is expected to increase and the Company does not foresee any notable increases in material or labor costs.

Research and development ("R&D") costs increased by $119,000 (22%) to $671,000 during 2000 compared to 1999. The increase in R&D costs is attributable to increases in internal R&D efforts as the Company focused on improving its current line of LAAPD products as well as expanding into new derivatives of the patented technology. The Company continues development of its next generation line of LAAPD array products. R&D costs have varied significantly in the past, and may continue to do so, due to the level of activity associated with development contracts as well as the number and complexity of new process and product development projects, the qualification of new process developments and customer evaluation and acceptance of new products.

Marketing and sales expense increased by $46,000 (5%) to $1,004,000 in 2000. The increase in marketing and sales expense was due to the recruitment of additional sales staff, and the resulting increase in sales department salaries, during 2000, which was partially offset by lower commission expenses resulting from lower sales levels. Marketing and sales expenses are expected to decrease slightly in 2001 as executive compensation previously reported as marketing and sales expense is now being reported as administrative expense, due to the promotion of Brock Koren from Vice President of Sales and Marketing to President and Chief Executive Officer. The Company has no plans to recruit additional sales staff at the executive level during 2001. However, the Company intends to pursue its plans for growth and commercialization of the LAAPD family of products and, as such, expects to incur higher commission expenses as a result of increased sales in 2001.

General and administrative expenses decreased by $123,000 (12%) to $931,000 in 2000 compared to 1999. The reduction in general and administrative expenses was the result of a decrease in property tax reserve and general cost cutting efforts. The company expects a slight increase in general and administrative expenses in fiscal year 2001, to accommodate anticipated increases in sales and operating activity.

Interest income in 2000 of $136,000 was $21,000 higher than in 1999. The increase in interest income is due primarily to increased cash reserves and higher available interest rates. During Q4 2000, cash reserves increased by $3 million, due to the high volume of stock options exercised.

LIQUIDITY AND CAPITAL RESOURCES

At March 26, 2000, the Company had cash, cash equivalents and short-term investments of $5.3 million, working capital of $7.4 million and an accumulated deficit of $17.9 million. The Company's cash, cash equivalents and short-term investments increased $2.7 million during the twelve months ended March 26, 2000. Cash expenditures were impacted by a reduction of $115,000 in accounts payable and other accrued expenses. The decrease in accrued expenses was primarily due to reductions in accrued warranty and other miscellaneous expenses. Accounts receivable increased by $190,000 in 2000, due to increased sales in Q4 2000, over the same period in 1999. Capital spending during 2000 was $134,000 compared to $147,000 during 1999.

To enable the Company to meet its capital commitment needs, the Company has historically supplemented cash provided by operations with proceeds from private and public sales of capital stock and borrowings. These funds have been used to grow the core business and finance the development and initial commercialization of the Company's LAAPD technology. While the Company believes that initial commercialization has been completed, it continues development of proof-of-concept, LAAPD pixelized arrays as well as other derivatives of the base technology. The continued development of LAAPD arrays beyond the proof-of-concept phase may require additional funds.

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

The Company is exposed to interest rate risk for marketable securities. At March 26, 2000, the Company had $1,723,000 of short-term investments with a weighted average interest rate of 6.30%, primarily commercial paper, all of which mature in fiscal year 2001. The Company also has $246,000 in long-term investments, with a weighted average interest rate of 6.25%. The long term-investments are made up of two corporate bond holdings, both of which mature in fiscal year 2002.

The Company believes that the moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or operating results.

YEAR 2000 ISSUES

None

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

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of Advanced Photonix, Inc. are included in
Item 7:

                                                                        Page
                                                                        ----
INDEPENDENT AUDITORS' REPORTS                                           13-14

FINANCIAL STATEMENTS:

Balance Sheet,
   March 26, 2000                                                       15-16

Statements of Operations
  for the Years Ended March 26, 2000
  and March 28, 1999                                                     17

Statements of Stockholders' Equity
  for the Years Ended March 26, 2000 and
  March 28, 1999                                                         18

Statements of Cash Flows
  for the Years Ended March 26, 2000 and
  March 28, 1999                                                        19-20

Notes to Financial Statements                                           21-28

                          INDEPENDENT AUDITORS' REPORT

June 16, 2000

To the Board of Directors and Shareholders of Advanced Photonix, Inc.:

We have audited the accompanying balance sheet of Advanced Photonix, Inc. (the "Company") as of March 26, 2000 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company at March 26, 2000 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



/s/ Farber & Hass LLP
Oxnard, California

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Advanced Photonix, Inc.:

We have audited the accompanying balance sheet of Advanced Photonix, Inc. (a Delaware Corporation) as of March 28, 1999 (not presented herein), and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Photonix, Inc. as of March 28, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.




ARTHUR ANDERSEN LLP


Los Angeles, California
May 5, 1999

                             ADVANCED PHOTONIX, INC.
                                  BALANCE SHEET

                              AS OF MARCH 26, 2000


ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                  $  3,309,000
Short-term investments                                                        1,969,000
Accounts receivable,
  less allowance of $7,000                                                    1,176,000
Inventories                                                                   1,517,000
Prepaid expenses and other current assets                                       108,000
                                                                           ------------
Total current assets                                                          8,079,000
                                                                           ------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost                                 3,120,000
Less accumulated depreciation and amortization                               (2,596,000)
                                                                           ------------
Equipment and leasehold improvements, net                                       524,000
                                                                           ------------

OTHER ASSETS:
Goodwill, net of accumulated amortization
  of $286,000                                                                   550,000
Patents, net of accumulated amortization
  of $33,000                                                                     68,000
Other                                                                            24,000
                                                                           ------------
Total other assets                                                              642,000
                                                                           ------------

TOTAL ASSETS                                                               $  9,245,000
                                                                           ============


                                                                     (Continued)

                             ADVANCED PHOTONIX, INC.
                            BALANCE SHEET - CONTINUED

                              AS OF MARCH 26, 2000


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                           $    225,000
Accrued salaries, wages and benefits                                            334,000
Accrued commissions                                                              35,000
Accrued professional fees                                                        48,000
Other accrued expenses                                                           44,000
                                                                           ------------
Total current liabilities                                                       686,000
                                                                           ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Convertible preferred stock at redemption value;
   10,000,000 shares authorized; 40,000 shares issued and outstanding            32,000
Class A common stock, $.001 par value; 50,000,000
   shares authorized; 12,039,904 shares issued and outstanding                   12,000
Class B common stock, $.001 par value; 4,420,113
  shares authorized; 36,135 issued and  outstanding
Additional paid-in capital                                                   26,420,000
Accumulated deficit                                                         (17,905,000)
                                                                           ------------
Total stockholders' equity                                                    8,559,000
                                                                           ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $  9,245,000
                                                                           ============


See notes to financial statements.

                             ADVANCED PHOTONIX, INC.


STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 26, 2000 AND MARCH 28, 1999
--------------------------------------------------------------------------------

                                          2000              1999
                                       -----------       -----------
SALES                                  $ 6,090,000       $ 7,310,000

COST OF GOODS SOLD                       4,262,000         4,442,000
                                       -----------       -----------

GROSS PROFIT                             1,828,000         2,868,000

RESEARCH AND DEVELOPMENT EXPENSES          671,000           552,000

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                1,935,000         2,012,000
                                       -----------       -----------

INCOME (LOSS) FROM OPERATIONS             (778,000)          304,000
                                       -----------       -----------

OTHER INCOME (EXPENSE):
Interest income                            136,000           115,000
Other, net                                  (1,000)
                                       -----------       -----------
Other income, net                          135,000           115,000
                                       -----------       -----------

INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                        (643,000)          419,000

PROVISION FOR INCOME TAXES                  10,000             8,000
                                       -----------       -----------

NET INCOME (LOSS)                      $  (653,000)      $   411,000
                                       ===========       ===========


BASIC EARNINGS (LOSS) PER SHARE        $     (0.06)      $      0.04
                                       ===========       ===========

See notes to financial statements.

                             ADVANCED PHOTONIX, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                    Class A                       Class B                       Convertible
                                                  Common Stock                  Common Stock                  Preferred Stock
For years ended March 26, 2000            ---------------------------   ----------------------------   ----------------------------
and March 28, 1999                           Shares         Amount        Shares           Amount         Shares          Amounts
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 29, 1998                   10,838,260   $     11,000         76,135              --         90,000    $     72,000
Conversion of Redeemable Preferred Stock            --             --          3,000              --        (10,000)         (8,000)
Conversion of Class B Common Stock              11,000             --        (11,000)             --             --              --
Other                                               --             --             --              --             --              --
Net Income                                          --             --             --              --             --              --
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 28, 1999                   10,849,260         11,000         68,135              --         80,000          64,000
Conversion of Redeemable Preferred Stock                                      12,000                        (40,000)        (32,000)
Conversion of Class B Common Stock              44,000             --        (44,000)             --             --              --
Exercise of Options                          1,146,644          1,000             --              --             --              --
Return of "Short-Swing" Profit realized
by Insider, pursuant to Section 16(b)               --             --             --              --             --              --
Net loss                                            --             --             --              --             --              --
------------------------------------------------------------------------------------------------------------------------------------
BALANCE AT MARCH 26, 2000                   12,039,904   $     12,000         36,135              --         40,000    $     32,000



                                          Additional
For each of the two years in the            Paid-in      Accumulated
period ended March 26, 2000                 Capital        Deficit           Total
-------------------------------------------------------------------------------------
BALANCE AT MARCH 29, 1998                 $ 22,696,000   $(17,662,000)   $  5,117,000
Conversion of Redeemable Preferred Stock         8,000             --              --
Conversion of Class B Common Stock                  --             --              --
Other                                               --         (1,000)         (1,000)
Net Income                                          --        411,000         411,000
-------------------------------------------------------------------------------------
BALANCE AT MARCH 28, 1999                   22,704,000    (17,252,000)      5,527,000
Conversion of Redeemable Preferred Stock        32,000             --              --
Conversion of Class B Common Stock                  --             --              --
Exercise of Options                          2,974,000             --       2,975,000
Return of "Short-Swing" Profit realized
by Insider, pursuant to Section 16(b)          710,000                        710,000
Net loss                                            --       (653,000)       (653,000)
-------------------------------------------------------------------------------------
BALANCE AT MARCH 26, 2000                 $ 26,420,000   $(17,905,000)   $  8,559,000

See notes to financial statements.

ADVANCED PHOTONIX, INC.


STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 26, 2000 AND MARCH 28, 1999
--------------------------------------------------------------------------------


                                                              2000              1999
                                                           -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $  (653,000)      $   411,000
Adjustments to reconcile net income (loss)
  to net cash used by operating activities:
  Depreciation                                                 121,000           334,000
   Amortization                                                 37,000            37,000
   Changes in operating assets and liabilities:
     Short-term investments                                   (102,000)         (890,000)
     Accounts receivable                                      (190,000)          (20,000)
     Inventories                                                34,000            22,000
     Prepaid expenses and other current assets                 (20,000)           (4,000)
    Other assets                                               (18,000)          (17,000)
    Accounts payable and accrued expenses                     (115,000)         (448,000)
                                                           -----------       -----------

Net cash used by operating activities                         (906,000)         (575,000)
                                                           -----------       -----------

CASH FLOWS USED IN INVESTING ACTIVITIES -
  Capital expenditures                                        (134,000)         (147,000)
                                                           -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES -
   Proceeds from exercise of stock options                   2,975,000                --
   Refund of "short swing" profits from related party          710,000                --
                                                           -----------       -----------
   Net cash provided by financing activities                 3,685,000                --
                                                           -----------       -----------

NET INCREASE (DECREASE) IN
   CASH AND CASH EQUIVALENTS                                 2,645,000          (722,000)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                            664,000         1,386,000
                                                           -----------       -----------

CASH AND EQUIVALENTS, END OF YEAR                          $ 3,309,000       $   664,000
                                                           ===========       ===========


                                                                     (Continued)

ADVANCED PHOTONIX, INC.

FOR THE YEARS ENDED MARCH 26, 2000 AND MARCH 28, 1999
--------------------------------------------------------------------------------


                                                            2000          1999
                                                           -------       ------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest                                     $   -0-       $  -0-
Cash paid for taxes                                        $10,000       $8,000

NON-CASH TRANSACTION:
Issuance of shares of common stock upon
  the conversion of preferred stock                        $32,000       $8,000



See notes to financial statements.

ADVANCED PHOTONIX, INC.

NOTES TO FINANCIAL
STATEMENTS


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BUSINESS DESCRIPTION - Advanced Photonix, Inc. (the "Company"), is engaged in the development and manufacture of optoelectronic semiconductor based components, hybrid assemblies and other proprietary solid state light and radiation detection devices, including proprietary advanced solid state silicon photodetection devices which utilize avalanche photodiode ("APD") technology.

        The Company's large area avalanche photodiode ("LAAPD") technology is still considered to be a new technology and is subject to risks inherent in the development of products based on new technologies. These risks include getting the invention out of the laboratory and into actual use in the field and stepping up production from the prototype (early) stages of manufacturing. In order to fund these development efforts, the Company historically has relied upon proceeds from equity financings, bank lines-of-credit and loans from stockholders. At March 26, 2000, no amounts were outstanding under any bank line-of-credit and there were no stockholder loans to the Company.

        RECLASSIFICATIONS - Certain 1999 amounts have been reclassified in order to conform with 2000 classifications.

        FISCAL YEAR-END - The Company's fiscal year ends on the last Sunday in March. Fiscal years in the two-year period ended March 26, 2000, each contain fifty-two weeks.

        OPERATING SEGMENT INFORMATION - The Company predominantly operates in one industry segment, light and radiation detection devices. Substantially all of the Company's assets and employees are located at the Company's headquarters in Camarillo, California.

        In fiscal 2000, the Company had export sales of approximately $992,000 to customers in North America, Asia, Australia and Europe.

        FAIR VALUE OF FINANCIAL INSTRUMENTS - Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company's long-term debt approximates the carrying value. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash equivalents, accounts receivable and accounts payable) also approximates fair value.

        CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

        SHORT-TERM INVESTMENTS - SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that all debt and marketable equity securities be classified in one of three categories: trading, available-for-sale, or held-to-maturity. It is the Company's intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all of the Company's short-term investments are considered to be available-for-sale. The Company has classified all investments as current assets since it has the intent and ability to redeem them within the year.

        Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, on available-for-sale securities are excluded from earnings and are reported as a separate component of stockholders' equity until realized. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. At the time of sale, any realized gains or losses, calculated by the specific identification method, are recognized as a component of operating results.

        Short-term investments consist of the following as of March 26, 2000:

                                                                        Unrealized
                                                          Fair           Holding
                                          Cost            Value        Gain/(Losses)
                                        ----------      ----------     -------------
        Corporate bonds and notes       $  665,000      $  661,000      $   (4,000)
        Corporate commercial paper       1,304,000       1,308,000           4,000
                                        ----------      ----------      ----------

        TOTALS                          $1,969,000      $1,969,000      $      -0-
                                        ==========      ==========      ==========

        Maturities of short-term investments as of March 26, 2000 were as follows:

                                                           Fair
                                            Cost           Value
                                         ----------      ----------
        Due within one year              $1,721,000      $1,723,000
        Due thereafter                      248,000         246,000
                                         ----------      ----------

        TOTALS                           $1,969,000      $1,969,000
                                         ==========      ==========

        CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 26, 2000, the Company had cash equivalents at a financial institution in excess of Federally insured amounts. The Company invests in short-term investments, primarily consisting of corporate commercial paper with high-quality companies. Approximately 40% of the Company's short-term investments are invested with one company. Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. As of March 26, 2000, one customer comprised 37% of accounts receivable.

        SIGNIFICANT CUSTOMER - During the fiscal years ended March 26, 2000 and March 28, 1999 one customer accounted for 14% and 12%, respectively of the Company's net sales.

        INVENTORIES - Inventories, which include material, labor and manufacturing overhead are stated at the lower of cost (first in, first out) or market.


        Inventories consist of the following at March 26, 2000:

        Raw material                                    $  511,000
        Work-in-process                                    684,000
        Finished products                                  322,000
                                                        ----------

        Total                                           $1,517,000
                                                        ==========

        EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or lease term ranging from five to eleven years.

        Equipment and leasehold improvements consist of the following at March 26, 2000:

        Machinery and equipment                            $2,604,000
        Furniture and fixtures                                 93,000
        Leasehold improvements                                249,000
        Data processing equipment                             174,000
                                                           ----------

        Total                                              $3,120,000
                                                           ==========

        PATENTS - Patents represent costs incurred in connection with patent applications. Such costs are amortized using the straight-line method over the useful life of the patent once issued, or expensed immediately if any specific application is unsuccessful. Amortization expense was approximately $4,000 and $3,000 in fiscal 2000 and 1999, respectively.

        GOODWILL - The excess of cost over the purchase price of acquired net assets is amortized on a straight-line basis over a 25 year period. Amortization expense was $33,000 in fiscal 2000 and 1999. The Company continually evaluates the recoverability of goodwill by assessing whether the recorded value of the goodwill will be recovered through future expected operating results.

        REVENUE RECOGNITION - Revenues from research and development cost reimbursement-type contracts are recorded as costs are incurred based upon the relationship between actual costs incurred, total estimated costs, and the amount of the contract or grant award. Estimation of costs are reviewed periodically and any anticipated losses are recognized in the period in which they first become determinable.

        The Company uses the unit of delivery method for recognizing sales and cost of sales under production contracts. Provision for estimated losses, if any, is made in the period in which such losses are determined.

        WARRANTIES - The Company typically warrants its products against defects in material and workmanship for a period of 90 days from the date of shipment. A provision for estimated future warranty costs is recorded when products are shipped. To date, warranty costs have not been material.

        NET INCOME (LOSS) PER SHARE - Net income (loss) per share calculations are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" (SFAS 128). Accordingly, "basic" net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for each year (11,025,000 and 10,916,000 at March 26, 2000 and March 28, 1999,
        respectively). "Diluted" net income (loss) per share has not been presented as the impact is anti-dilutive in 2000 and was not material in 1999.

        RESEARCH AND DEVELOPMENT COSTS - The company charges all research and development costs, including costs associated with development contract revenues, to expense when incurred. Manufacturing costs associated with the development of a new fabrication process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer. Costs related to revenues on non-recurring engineering services billed to customers are generally classified as cost of product sales.

        PERVASIVENESS OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        ACCOUNTING FOR STOCK OPTION BASED COMPENSATION - SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"), sets forth accounting and reporting standards for stock based employee compensation plans. As allowed by SFAS 123, the Company continues to measure compensation cost under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and complies with the pro forma disclosure requirements of the new standard (see Note 4).

        NEW ACCOUNTING PRONOUNCEMENTS - SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and displaying comprehensive income and its components in financial statements. The Company adopted the provisions of SFAS No. 130 in 1998, but had no elements of comprehensive income in 2000 or 1999.

        SFAS No., 131, "Disclosures About Segments of an Enterprise and Related Information", establishes a new model for segment reporting, called the "management approach" and requires certain disclosures for each segment. The Company adopted the provisions of SFAS No. 131 in 1998, but currently operates in one industry segment.


2.      CAPITALIZATION

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

        The Company has authorized 10,000,000 shares of Preferred Stock, of which 780,000 shares have been designated Class A Redeemable Convertible Preferred Stock with a par value of $.001 per share. The number of shares of Class A Preferred Stock issued and outstanding was 40,000 at March 26, 2000. The Class A Preferred Stock has a liquidation preference equal to its issue price ($.80 per share). The Class A Preferred Stock is convertible at any time, at the option of the holder, into .3 shares of Class B Common Stock for each share of Preferred Stock converted. The Class A Preferred Stock is subject to redemption at the Company's option for $.80 per share at any time. The Company would be required to pay approximately $32,000 to redeem these shares. The holders of the Class A Preferred Stock are entitled to an annual non-cumulative dividend preference of $.072 per share when the Company's net earnings per share of Class A Preferred Stock equals or exceeds $.072. The Class A Preferred stockholders do not have voting rights except as required by applicable law.

3.      INCOME TAXES

        At March 26, 2000, the Company had net operating loss carryforwards of approximately $14.6 million for Federal tax purposes that expire at various dates through fiscal year 2012. The tax laws related to the utilization of loss carryforwards are complex and the amount of the Company's loss carryforward that will ultimately be available to offset future taxable income may be subject to annual limitations resulting from changes in the ownership of the Company's common stock.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 26, 2000 are substantially composed of the Company's net operating loss carryforwards, for which the Company has made a full valuation allowance.

        The valuation allowance decreased approximately $284,000 in the year ended March 26, 2000, representing primarily net taxable income for tax return purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

        The tax provision for the years ended March 26, 2000 and March 28, 1999 are composed of Federal alternative minimum tax and California franchise tax.

4.      STOCK OPTIONS

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


                                                          2000            1999
                                                        ---------       ---------
        Net income (loss), as reported                  $(653,000)      $ 411,000
        Net (loss) - pro forma                          $(956,000)      $ (42,000)
        Basic income (loss) per share, as reported      $   (0.06)      $    0.04
        Basic (loss) per share - pro forma              $   (0.09)      $   (0.00)

        Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 3, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000 and 1999, respectively: risk-free interest rates of 9.0% and 5.68%, expected volatility of 75% and 69% and expected lives of 10 years in both periods. No dividends were assumed in the calculations.

        The Company's various stock option plans provide for the granting of non-qualified and incentive stock options to purchase up to 2,200,000 shares of common stock for periods not to exceed 10 years. As of March 26, 2000, no shares were available for future grant under such plans. Options typically vest at the rate of 25% per year over four years, except for options granted under The Directors' Plan, which typically vest at the rate of 50% per year over two years. Under these plans, the option exercise price equals the stock's market price on the date of grant. Options may be granted to employees, officers, directors and consultants. The Company has also granted options, under similar terms as above, under no specific shareholder approved plan.

        Stock option transactions for the years ended March 26, 2000 and March 28, 1999 are summarized as follows:

                                                   2000                     1999
                                            --------------------     --------------------
                                                        Weighted                 Weighted
                                                         Average                  Average
                                            Shares      Exercise     Shares      Exercise
                                             (000)       Price        (000)       Price
                                            -------     --------     -------     --------
        Outstanding, beginning of year       2,466       $ 3.13       2,052       $ 3.67
        Granted                                620          .66         676         1.18
        Exercised                           (1,147)        2.60          --           --
        Cancelled                             (144)        2.81        (262)        2.12
                                            ------       ------      ------       ------
        Outstanding, end of year             1,795       $ 2.62       2,466       $ 3.13
                                            ======       ======      ======       ======

        Exercisable, end of year               653       $ 5.52       1,755       $ 3.81
                                            ======       ======      ======       ======
        Weighted average fair value
          of options granted                             $ 0.47                   $ 0.94
                                                         ======                   ======

        Information regarding stock options outstanding as of March 26, 2000 is as follows


                                                    Options Outstanding
                                     ----------------------------------------------------
                                                       Weighted          Weighted Average
                                                        Average              Remaining
             Price Range             Shares         Exercise Price       Contractual Life
-----------------------------------------------------------------------------------------
            $ .50 - $6.00           1,795,000            $2.62               6.3 years

                                                     Options Exercisable
                                     --------------------------------------------------
                                                       Weighted             Weighted
                                                        Average              Average
              Price Range            Shares         Exercise Price       Remaining Life
---------------------------------------------------------------------------------------
             $ .69 - $6.00           653,000             $5.52              1.6 years

5.      COMMITMENTS

        The Company leases its manufacturing and office facility under a non-cancelable operating lease. Approximate minimum future lease payments under all non-cancelable operating leases expiring at various dates through fiscal 2004, are as follows:

        2001                                                  $  382,000
        2002                                                     390,000
        2003                                                     398,000
        2004                                                     405,000
                                                              ----------

        Total                                                 $1,575,000
                                                              ==========

        Rent expense was approximately $361,000 and $279,000 in fiscal 2000 and 1999, respectively.

6.      LEGAL

        The Company is, from time to time, subject to legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

7.      EMPLOYEES' RETIREMENT PLAN

        The Company maintains a 401(k) Plan which is qualified under the Internal Revenue Code. All full-time employees are eligible to participate in the Plan. Employees may make voluntary contributions to the Plan which are matched by the Company at the rate of $.50 for every $1.00 of employee contribution, subject to certain limitations. The Company contributions recognized as expense were approximately $81,000 and $62,000 in fiscal 2000 and 1999, respectively.

8.      FOURTH QUARTER ADJUSTMENT

        The Company recorded an adjustment in the fourth quarter of fiscal 2000 to reduce inventories approximately $412,000, to properly reflect the cost of raw materials and valuation of inventories. The effect on previously reported quarterly earnings is as follows:

                                                       Quarter Ended
                                                       June 27, 1999
                                                       -------------
            NET LOSS:
            As previously reported                      $  (155,000)
            As restated                                 $  (343,000)

            BASIC LOSS PER SHARE:
            As previously reported                      $     (0.01)
            As restated                                 $     (0.03)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 24, 2000, the Board of Directors decided to change independent accountants and voted to replace Arthur Andersen LLP with Farber & Hass LLP as the Company's independent auditor. In connection with its audits for the two most recent fiscal years, there have been no disagreements between the Company and Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, the reports of Arthur Andersen LLP on the Company's financial statements contained no adverse opinions or disclaimers and were not qualified or modified as to uncertainty, audit scope or accounting principle.


                                    PART III

ITEM 9.     DIRECTORS AND EXECUTIVE OFFICERS

Set forth below is certain information relating to the directors and officers of the Company.

     Name                     Age                Position
     ----                     ---                --------
Hayden Leason                 69      Chairman of the Board

Brock Koren                   36      President and Chief Executive Officer

M. Scott Farese               43      Director

Richard D. Kurtz              48      Director

Stephen P. Soltwedel          53      Director

Susan A. Schmidt              34      Director of Finance and Chief Financial Officer

Paul Sharman                  42      Vice President, Operations

Hayden Leason, Chairman of the Board

Mr. Leason became a director of the Company in July 1995. He served as Chairman of the Board from October 1996 until October 1997 and as Chief Executive Officer from November 1996 until October 1997. In October 1999, Mr. Leason was again appointed Chairman of the Board and is presently serving in that capacity. In 1965, Mr. Leason founded Filtertek Inc., a designer and manufacturer of specialty filtration elements, which subsequently became a New York Stock Exchange listed company. He served as Chairman and Chief Executive Officer until 1992 when he sold his interest to Schawk Inc. Since 1992, Mr. Leason has managed various private investments. Mr. Leason is a 1954 graduate of Northwestern University where he received his Bachelor of Science degree in Business Administration.

Brock Koren, President and Chief Executive Officer

Mr. Koren joined the Company in July 1998 and was promoted from Vice President, Sales and Marketing to President and Chief Executive Officer in October 1999. From 1992 until 1998, he was a regional sales engineer responsible for technical sales in Southern California of all Hamamatsu photonic products including Photomultiplier Tubes. Hamamatsu is a leading manufacturer of devices for generation and measurement of infrared, visible, and ultraviolet light, and is the largest manufacturer of PMTs in the world. From 1989 until 1992, he was a sales engineer/account manager for Tektronix, Inc., a $2.1 billion global high-technology company based on a portfolio of measurement, color printing and video and networking businesses. Mr Koren received his Bachelor of Science Degree in Electrical Engineering from California State University, Long Beach, California.

M. Scott Farese, Director

Mr. Farese became a director of the Company in August 1998. He is currently a Regional Sales Manager for Filtertek Inc. Mr. Farese joined Filtertek in 1991. Filtertek is the largest worldwide producer of custom filtration products and fluid control devices and the world's largest manufacturer of custom molded filter elements. Filtertek is a subsidiary of ESCO Electronics Corporation. Mr. Hayden Leason, Chairman of the Board, founded Filtertek which he sold in 1992 to Schawk Inc. Mr. Farese is the son-in-law of Mr. Leason.

Richard D. Kurtz, Director

Mr.Kurtz became a director of the Company in February 2000. He is currently Vice President Sales and Marketing for Filtertek Inc. in Hebron, IL. Mr. Kurtz joined Filtertek in 1988 as a Sales Engineer and was subsequently promoted to Automotive Sales Manager before assuming his present responsibilities. Prior to joining Filtertek, Mr. Kurtz held the position of New Products Marketing Specialist for Amstar Technical Products Group in Jackson, MI. Mr. Kurtz received his Bachelor of Arts degree in Economics from Michigan State University and his Master of Business Administration degree from Eastern Michigan University.

Stephen P. Soltwedel, Director

Mr. Soltwedel became a director of the Company in February 2000. He is currently Vice President and Chief Financial Officer of Filtertek Inc. Mr. Soltwedel joined Filtertek in 1972 and was elected Vice President, Secretary and Treasurer of Filtertek Inc. and its sister corporation, Filtertek de Puerto Rico, Inc. in 1979. Mr Soltwedel held those positions during the time Filtertek Inc. was a public company, until 1992, when controlling interest in Filtertek was sold to Schawk Inc., and he was elected Vice President and Chief Financial Officer of Filtertek Inc., a wholly owned subsidiary of ESCO Electronics. Prior to joining Filtertek, Mr. Soltwedel was employed by the public accounting firm of Baillies Denson Erickson & Smith in Lake Geneva, WI. Mr. Soltwedel holds a bachelor's degree in accounting from Madison Business College.

Susan A. Schmidt, Director of Finance and Chief Financial Officer

Ms. Schmidt joined the Company in March 2000. From 1997 to 2000, she was Director of Finance - Amphitheaters for SFX Entertainment, Inc. in Encino, CA. SFX is a New York-based promoter and producer of live entertainment events. Ms. Schmidt held financial responsibilities for two southern California amphitheaters operated by SFX. From 1992 to 1997 she was Controller for Revchem Plastics, Inc., a full-line distribution company serving the reinforced plastics industry, and Durall Plastics,Inc., Revchem Plastics Inc.'s sister manufacturing company in Rialto, CA. Previously, Ms. Schmidt held financial management positions with Qwik Blinds, Inc. and Marriott Corporation. Ms. Schmidt received her Bachelor of Science degree in Business Administration-Accounting from California State University, San Bernardino.

Paul Sharman, Vice President Operations

Mr. Sharman joined API in June 1990. Mr. Sharman started in the Quality department and has held the positions of Director of Quality and Reliability, Director of Operations, and in March 2000, he was promoted to Vice President of Operations. Prior to joining API, Mr. Sharman was Senior Quality Engineer for Britax UK. He has also served two years lecturing on statistical analysis at South Downs College UK. During that period, Mr. Sharman wrote and administered courses in applied statistical analysis. Mr. Sharman holds an HND in Mechanical engineering from the Rotherham College of Technology and an IQAD in Quality Assurance from South Downs College.

Directors serve annual terms until the next annual meeting of stockholders and until their successors are elected and qualified. Officers serve at the pleasure of the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors and persons who own more than ten percent of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports of beneficial ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based solely on its review of the copies of the forms received by it, the Company believes that all of its officers and directors complied with all filing requirements applicable to them, except with respect to the late filing of Form 3 by Paul Sharman to report initial ownership of securities upon being appointed to an executive office in March 2000, which was reported on Form 5 in May 2000; the late filing of a Form 4 by Hayden Leason to report a March 2000 exercise of stock options and sale of stock, which Form 4 was filed in May 2000; and the late filing of a Form 5 by M. Scott Farese to report a January 2000 option grant and a February 2000 exercise of stock options and sale of stock, which Form 5 was filed in May 2000.

ITEM 10.     EXECUTIVE COMPENSATION

The following table sets forth compensation paid or accrued by the Company for services rendered to the Company's Chief Executive Officer and to each of the other executive officers of the Company whose cash compensation exceeded $100,000 for services rendered during the last two fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                         Long Term Compensation
                                                                                  -----------------------------------
                                                    Annual Compensation                    Awards            Payouts
                                            ------------------------------------  -----------------------    --------
                                                                       Other      Restricted   Securities
                                                                       Annual       Stock      Underlying     LTIP        All Other
                                Fiscal       Salary       Bonus     Compensation    Awards      Options      Payouts    Compensation
Name and Principal Position      Year         ($)          ($)          ($)          ($)          (#)          ($)         ($)(1)
---------------------------    --------     --------     --------   ------------  ----------   ----------    --------   ------------
Hayden Leason                      2000           --           --           --           --           --           --           --
Chairman of the Board and          1999           --           --           --           --           --           --           --
Chief Executive Officer(2)         1998           --           --           --           --           --           --           --
----------------------------------------------------------------------------------------------------------------------------------
Brock Koren                        2000      175,000       12,500           --           --      200,000           --        8,600
President and Chief                1999      135,000           --           --           --      100,000           --        5,300
Executive Officer                  1998           --           --           --           --           --           --           --
----------------------------------------------------------------------------------------------------------------------------------
Harry Melkonian,                   2000      150,000           --           --           --           --           --        4,500
Chairman of the Board,             1999      150,000       20,600           --           --      200,000           --        4,500
President and Chief                1998      150,000       40,000           --           --           --           --        4,700
Executive Officer(3)
----------------------------------------------------------------------------------------------------------------------------------
Patrick J. Holmes                  2000      125,000           --           --           --      100,000           --        8,600
Executive Vice                     1999      125,000        9,400           --           --       50,000           --        8,600
President, CFO,                    1998      125,000       15,000           --           --           --           --        3,900
Secretary and Treasurer(4)
----------------------------------------------------------------------------------------------------------------------------------

1 Represents amounts paid by the Company on behalf of the named person in connection with the Company's 401(k) Retirement Plan, vacation pay and car allowance.

2 Mr. Leason resigned as Chairman of the Board and Chief Executive Officer in October 1997, and was re-elected as Chairman of the Board in October 1999. Options granted as part of plans provided to outside directors of the Company have been excluded from the table (0 in 2000 and 1,000 in 1999).

3 Mr. Melkonian was elected Chief Executive Officer in October, 1997, and Chairman of the Board in April 1998, and resigned from the Company in October 1999. Compensation continued under employment agreement.

4 Mr. Holmes was employed by the Company through March 2000. Compensation continued under employment agreement.

Employment Agreements

The Company has employment and termination agreements with certain employees, under which the employees may receive severance pay through the end of the term of the contract or up to twelve months. Total compensation under these agreements in the event of employment through the full term would be approximately $175,000 and $135,000 for fiscal years ending 2001 and 2002, respectively.

Stock Options

The following table sets forth certain information concerning stock options granted to the persons named in the Summary Compensation Table during the last fiscal year and unexercised stock options held by such persons at the end of such fiscal year.

                          OPTION GRANTS IN FISCAL 2000

                                Individual Grants

                                 Number of     % of Total
                                Securities       Options
                                Underlying     Granted to
                                 Options       Employees       Exercise or
                                 Granted       in Fiscal        Base Price       Expiration
Name(1)                             (#)           Year            ($/Sh)            Date
---------------------------     ----------     ----------      ------------      ----------
Hayden Leason                           --             --                --              --
Brock Koren                        200,000             32%     $.563 / $.75(2)     11/11/09
Harry Melkonian                         --             --                --              --
Patrick J. Holmes                  100,000             16%     $.563 / $.75(3)     11/11/09

1 See "Summary Compensation Table" and Item 9 "Directors and Executive Officers" for principal position.

2 Options granted in two lots of 100,000 each, having exercise prices of $.563 per share and $.75 per share, respectively.

3 Options granted in two lots of 50,000 each, having exercise prices of $.563 per share and $.75 per share, respectively.


The following tables set forth certain information concerning stock options granted to and exercised by the persons named in the Summary Compensation Table during the last fiscal year and unexercised stock options held by such persons at the end of such fiscal year.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                           Shares
                          Acquired                             Number of Securities         Value of Unexercised In-
                             on                           Underlying Unexercised Options        the-Money Options at
                          Exercise           Value             at Fiscal Year End (#)           Fiscal Year End ($)
Name(1)                     (#)             Realized         Exercisable/Unexercisable      Exercisable/Unexercisable
-----------------        ----------        ----------     ------------------------------    -------------------------
Hayden Leason                35,500        $  490,000                     -/500                     -/$3,100
Brock Koren                  25,000        $  193,000                 -/275,000                          -/-
Harry Melkonian                  --                --                       -/-                          -/-
Patrick J. Holmes           156,000         1,372,000                 144,000/-                   $834,000/-


1 See "Summary Compensation Table" and Item 9 "Directors and Executive Officers" for principal position.


Compensation of Directors

In October 1995, the Board of Directors eliminated the accrual or payment of all fees including all annual fees, meeting fees and any payment for services as the Chairman or Member of any Committee of the Board of Directors except for reasonable travel expenses. In March 2000, the Board of Directors voted to re-establish a directors' fee in the amount of $2,500, payable to each director, for each meeting attended. The fee is paid to each non-employee director, with the exception of Hayden Leason, Chairman of the Board, who has voluntarily waived his fee. In addition, all directors, including employee directors, are reimbursed for reasonable travel expenses incurred in connection with their attending meetings of the Board of Directors and committees. Each of the directors who is not an employee of the Company is eligible for grants of stock options upon their appointment to the Board of Directors under the 1991 Special Directors Stock Option Plan and on an annual basis so long as they remain on the Board. In January 1998, the Board reinstated participation in the 1991 Special Directors Stock Option Plan, which had also been suspended in October 1995, other than initial grants for new directors. Directors who are also officers of the Company or its affiliates do not receive cash compensation in consideration for their services as directors.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 26, 2000, certain information concerning the holdings of each person who was known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Class A or Class B Common Stock of the Company, by each director and executive officers and by all directors and officers as a group. The outstanding Class B Common Stock represents only 0.3% of the total outstanding shares.


                                                Class A Common Stock
                                     ----------------------------------------
                                                  Shares Under
                                      Shares       Exercisable         Percent
                                      Owned     Options/Warrants(1)    Voting(2)
                                     --------   -------------------    --------
James A. Delaney III(3)               632,800              --               5.0
Patrick J. Holmes                          --         144,000               1.2
Brock Koren(4)                             --          40,000                .3
Paul Sharman(4)                            --          20,400                .2
Hayden Leason(5)                       10,500              --                --
M. Scott Farese(6)                     10,500              --                --
Susan A. Schmidt(4)                       500              --                --
Richard A. Kurtz(4)                        --              --                --
Harry Melkonian                            --              --                --
Stephen P. Soltwedel(4)                    --              --                --
Directors & Officers as a Group        11,000         204,400               1.8

1 Includes shares under options exercisable on March 26, 2000 and options which become exercisable within 60 days thereafter.

2 Represents combined voting power of both Class A and Class B Common Stock, assuming beneficial owner exercises all exercisable options and warrants. None of the named beneficial owners owned Class B Common Stock and there are no Class B derivatives outstanding

3   The address of this shareholder is 633 Ardsley Road, Winnetka, IL 60093

4 The address of this shareholder is c/o Advanced Photonix, Inc. 1240 Avenida Acaso, Camarillo, CA 93012.

5 The address of this shareholder is c/o Advanced Photonix, Inc. 1240 Avenida Acaso, Camarillo, CA 93012. Includes 10,000 shares owned by Mr. Farese (see footnote 6). Mr. Farese is the son-in-law of Mr. Leason.

6 The address of this shareholder is c/o Advanced Photonix, Inc. 1240 Avenida Acaso, Camarillo, CA 93012. Includes 500 shares owned by Mr. Leason (see footnote 5). Mr. Farese is the son-in-law of Mr. Leason.



ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                      See Item 10. Executive Compensation.

                                    PART IV

ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following is a list of the financial statement schedules and exhibits filed herewith.

     (1) Financial Statements: No financial statements have been filed with this Form 10-KSB other than those listed in Item 7.

     (2) Financial Statement Schedules: Schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are disclosed in the accompanying consolidated financial statements, or are inapplicable and, therefore, have been omitted.

     (3) Reports on Form 8-K: The Company filed form 8-K, dated March 24, 2000, indicating a change in independent accountants from Arthur Andersen LLP to Farber & Hass LLP.

     (4)  Exhibits:

Exhibit
  No.                      Description
-------                    -----------
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

10.5.1      Employment Agreement dated January 1, 2000, between Advanced
            Photonix, Inc. and Patrick J. Holmes

10.6        Employment Agreement dated June 1, 1998, between Advanced Photonix,
            Inc. and Harry Melkonian - incorporated by reference to Exhibit 10.6 to the Registrant's March 29, 1998 Annual Report on Form 10-K

10.7        Form of Non-Qualified Stock Option granted to Advanced Detectors,
            Inc., formerly Xsirius, Inc. - incorporated by reference to Exhibit
            10.13 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 11, 1991

10.8        Employment Agreement dated January 1, 2000, between Advanced
            Photonix, Inc. and Brock Koren

10.9        Lease Agreement dated February 23, 1998 between Advanced Photonix,
            Inc. and High Tech No. 1, Ltd. - incorporated by reference to
            Exhibit 10.9 to the Registrant's March 29, 1998 Annual Report on
            Form 10-K

10.10.1     Form of Indemnification Agreement provided to Directors and
            Principal Officers of Advanced Photonix, Inc. - incorporated by reference to Exhibit 10.15 to the Registrant's December 28, 1997
            Quarterly report on Form 10-Q

16 Notice of Change in Certifying Accountants - incorporated by reference to the Registrant's March 24, 2000 8-K filing

21          List of Subsidiaries of Registrant - incorporated by reference to
            Exhibit 22 to the Registrant's March 31, 1993 Annual Report on Form
            10-K

23.1        Consent of Arthur Andersen LLP, independent public accountants
23.2        Consent of Farber & Hass LLP, independent public accountants


* Constitutes a compensation plan or arrangement required to be filed as part of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ADVANCED PHOTONIX, INC.


                                        By: /s/ BROCK KOREN
                                           -------------------------------------
                                           Brock Koren, President &
Date: June 22, 2000                        Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                   Title                                    Date
---------                                   -----                                    ----
/s/ HAYDEN LEASON                   Chairman of the Board                            June 22, 2000
----------------------------
Hayden Leason


/s/ BROCK KOREN                     President and Chief Executive Officer            June 22, 2000
----------------------------
Brock Koren


/s/ M. SCOTT FARESE                 Director                                         June 22, 2000
----------------------------
M. Scott Farese


/s/ RICHARD D. KURTZ                Director                                         June 22, 2000
----------------------------
Richard D. Kurtz


/s/ STEPHEN P. SOLTWEDEL            Director                                         June 22, 2000
----------------------------
Stephen P. Soltwedel


/s/ SUSAN A. SCHMIDT                Director of Finance and Chief Financial          June 22, 2000
----------------------------        Officer
Susan A. Schmidt                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
  No.                      Description
-------                    -----------
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

10.5.1      Employment Agreement dated January 1, 2000, between Advanced
            Photonix, Inc. and Patrick J. Holmes

10.6        Employment Agreement dated June 1, 1998, between Advanced Photonix,
            Inc. and Harry Melkonian - incorporated by reference to Exhibit 10.6 to the Registrant's March 29, 1998 Annual Report on Form 10-K

10.7        Form of Non-Qualified Stock Option granted to Advanced Detectors,
            Inc., formerly Xsirius, Inc. - incorporated by reference to Exhibit
            10.13 to Amendment No. 3 to the Registrant's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on February 11, 1991

10.8        Employment Agreement dated January 1, 2000, between Advanced
            Photonix, Inc. and Brock Koren

10.9        Lease Agreement dated February 23, 1998 between Advanced Photonix,
            Inc. and High Tech No. 1, Ltd. - incorporated by reference to
            Exhibit 10.9 to the Registrant's March 29, 1998 Annual Report on
            Form 10-K

10.10.1     Form of Indemnification Agreement provided to Directors and
            Principal Officers of Advanced Photonix, Inc. - incorporated by reference to Exhibit 10.15 to the Registrant's December 28, 1997
            Quarterly report on Form 10-Q

16 Notice of Change in Certifying Accountants - incorporated by reference to the Registrant's March 24, 2000 8-K filing

21          List of Subsidiaries of Registrant - incorporated by reference to
            Exhibit 22 to the Registrant's March 31, 1993 Annual Report on Form
            10-K

23.1        Consent of Arthur Andersen LLP, independent public accountants
23.2        Consent of Farber & Hass LLP, independent public accountants