Form 10QSB
period 2000-06-25
ADVANCED PHOTONIX INC
filed 2000-08-08
CIK 869986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 25, 2000

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

                     1240 Avenida Acaso, Camarillo, CA 93012

                                 (805) 987-0146


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On August 7, 2000, 12,190,848 shares of Class A Common Stock, $.001 par value, and 31,691 shares of Class B Common Stock, $.001 par value, were outstanding.

                             ADVANCED PHOTONIX, INC.

                                      INDEX


                                                                    PAGE
PART I           FINANCIAL INFORMATION

    Item 1.      Financial Statements (Unaudited)                  3 - 6

                 Balance Sheet at June 25, 2000                    3 - 4

                 Statements of Operations for the three month        5
                 periods ended June 25, 2000 and June 27, 1999

                 Statements of Cash Flows for the three month        6
                 periods ended June 25, 2000 and June 27, 1999

                 Notes to Financial Statements                       7

    Item 2.      Management's Discussion and Analysis              8 - 9
                 or Plan of Operation


PART II          OTHER INFORMATION                                  10

                 SIGNATURES                                         10

                             ADVANCED PHOTONIX, INC.

                                  BALANCE SHEET
                                AT JUNE 25, 2000
                                   (UNAUDITED)


--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                $        2,594,000
Short-term investments                                            2,603,000
Accounts receivable, less allowance of $5,000                     1,047,000
Inventories                                                       1,667,000
Prepaid expenses and other current assets                           305,000
                                                       -------------------------
         Total Current Assets                                     8,216,000
                                                       -------------------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost                     3,127,000
Less accumulated depreciation and amortization                   (2,652,000)
                                                       -------------------------
                                                                    475,000
                                                       -------------------------
OTHER ASSETS
Goodwill, net of accumulated amortization of $294,000               541,000
Patents, net of accumulated amortization of $36,000                  65,000
Other                                                                24,000
                                                       -------------------------
                                                                    630,000
                                                       -------------------------
                                                          $       9,321,000
                                                       =========================

                       See notes to financial statements.
                                       3

                             ADVANCED PHOTONIX, INC.

                            BALANCE SHEET - Continued
                                AT JUNE 25, 2000
                                   (UNAUDITED)

--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                       $            186,000
Accrued expenses:
         Salaries and employee benefits                             258,000
         Warranty                                                    17,000
         Other                                                       12,000
                                                    ----------------------------
         Total Current Liabilities                                  473,000
                                                    ----------------------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Convertible preferred stock at redemption value;                     32,000
         10,000,000 shares authorized;
         40,000 shares issued and outstanding

Class A common stock, $.001 par value;                               12,000
         50,000,000 shares authorized;
         12,190,848 shares issued and outstanding

Class B common stock, $.001 par value;                                 --
         4,420,113 shares authorized;
         31,691 issued and  outstanding

Additional paid-in capital                                       26,515,000
Accumulated Deficit                                             (17,711,000)
                                                    ----------------------------
                                                                  8,848,000
                                                    ----------------------------
                                                       $          9,321,000
                                                    ============================


                       See notes to financial statements.
                                       4

                             ADVANCED PHOTONIX, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

  For the three month period ended               June 25, 2000    June 27, 1999
  -------------------------------------------    --------------   --------------
  NET PRODUCT SALES                              $   1,662,000    $   1,520,000

  COSTS AND EXPENSES
  Cost of product sales                                961,000        1,034,000
  Research and development                             109,000          163,000
  Marketing and sales                                  226,000          253,000
  General and administrative                           246,000          249,000
                                                 --------------   --------------
                                                     1,542,000        1,699,000
                                                 --------------   --------------

  PROFIT (LOSS) FROM OPERATIONS                        120,000         (179,000)
                                                 --------------   --------------

  OTHER INCOME (EXPENSE)
  Interest income                                       74,000           26,000
  Other, net                                              --             (2,000)
                                                 --------------   --------------
                                                        74,000           24,000
                                                 --------------   --------------
  NET INCOME (LOSS) - $.02, $(.01) per share     $     194,000    $    (155,000)
                                                 ==============   ==============



                       See notes to financial statements.
                                       5


                             ADVANCED PHOTONIX, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

For the three month period ended                   June 25, 2000   June 27, 1999
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                    $  194,000     $ (155,000)
Adjustments to reconcile net income (loss)
to net cash used in operating
activities:
     Depreciation                                        56,000         45,000
     Amortization                                        11,000         10,000
Changes in assets and liabilities:
     Short-term investments                            (634,000)      (195,000)
     Accounts receivable                                128,000        131,000
     Inventories                                       (150,000)       (84,000)
     Prepaid expenses and other current assets         (196,000)        (9,000)
     Accounts payable and accrued expenses             (212,000)       (33,000)
                                                     -----------    ------------
  NET CASH USED IN OPERATING ACTIVITIES                (803,000)      (290,000)
                                                     -----------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                     (7,000)       (64,000)
                                                     -----------    ------------
  NET CASH USED IN INVESTING ACTIVITIES                  (7,000)       (64,000)
                                                     -----------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from exercise of stock options             95,000           --
                                                     -----------    ------------
  NET CASH PROVIDED BY FINANCING ACTIVITIES              95,000           --
                                                     -----------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (715,000)      (354,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      3,309,000        664,000
                                                     -----------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD           $2,594,000     $  310,000
                                                     ===========    ============


                       See notes to financial statements.
                                       6

                             ADVANCED PHOTONIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 25, 2000
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the three month period ended June 25, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending March 25, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Advanced Photonix, Inc. Annual Report on Form 10-KSB for the fiscal year ended March 26, 2000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Income (Loss) Per Share: Net income (loss) per share is based on the weighted average number of common shares outstanding. Such weighted average shares were approximately 12,167,000 at June 25, 2000 and 10,917,000 at June 27, 1999. Net income (loss) per share calculations are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" (SFAS
128). Accordingly, "basic" net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the year. "Diluted" net income (loss) per share has not been presented as the impact is either not material or anti-dilutive.

Inventories:  Inventories consist of the following:

                                      June 25, 2000            June 27, 1999
                                  ---------------------    ---------------------
     Raw materials                      $ 592,000                $ 428,000
     Work in progress                     730,000                1,041,000
     Finished products                    345,000                  166,000
                                  ---------------------    ---------------------
                                      $ 1,667,000              $ 1,635,000
                                  =====================    =====================

Item 2. Management's Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

NET PRODUCT SALES
Net product sales for the first quarter of fiscal year 2001 ("Q1 01") were $1,662,000, an increase of $142,000 or 9% from revenues of $1,520,000 for the first quarter of fiscal year 2000 ("Q1 00").

The increase in net revenues was primarily due to increased sales to companies in the automotive electronic, industrial sensing, and military aerospace markets, which were partially offset by a reduction in sales to the medical segment in Q1 01 as compared to Q1 00. During Q1 01, shipments of Large Area Avalanche Photodiode (LAAPD) products (included in net product sales) were $49,000 or 37% higher than the same period in the prior year. Sales from the LAAPD product line represented 11% of total net product sales during Q1 01 as compared to 9% during Q1 00. The Company continues to anticipate increasing volume from sales of LAAPD products as markets begin to implement this "enabling" technology.

COSTS AND EXPENSES
Cost of product sales decreased by $73,000 in Q1 01 compared to Q1 00. The decrease is primarily attributable to a reduction in production staffing. Cost of product sales as a percent of net product sales decreased by 10 percentage points in Q1 01 compared to Q1 00 due to a number of factors including an increase in non-recurring engineering design revenues, which utilize existing staffing and labor and have lower material costs.

Research and development costs decreased by $54,000 (33%) to $109,000 in Q1 01 as compared to Q1 00. The decrease in R&D costs is primarily due to a decrease in staffing as well as general cost cutting efforts. Internal R&D efforts are continuing, however, as the Company focuses on improving its current line of LAAPD products as well as expanding into new derivatives of the patented technology. The Company is continuing its efforts toward the development of new generation LAAPD Array products. R&D costs have varied significantly in the past, and may continue to do so, due to the level of activity associated with development contracts as well as the number and complexity of new process and product development projects, the qualification of new process developments and customer evaluation and acceptance of new products.

Marketing and sales expenses decreased by $27,000 (11%) to $226,000 in Q1 01 as compared to Q1 00. The Company believes its marketing and sales expenses will increase slightly during the remainder of the year as the Company pursues its plan of increased print media advertising and trade show attendance, in addition to anticipated increases in sales commission expenses as a result of continually increasing product sales.

General  and  administrative  expenses  remained  flat at  $246,000  in Q1 01 as compared to $249,000 in Q1 00. The Company does not anticipate any notable fluctuations in general and administrative expenses for the remainder of the year.
                                       8

Interest income in Q1 01 of $74,000 was $48,000 higher than Q1 00, due to substantially higher cash reserves available for investment.

FINANCIAL CONDITION

At June 25, 2000, the Company had cash, cash equivalents and short-term investments of $5.2 million and working capital of $7.7 million. The Company's cash, cash equivalents and short-term investments decreased by $81,000 during the three months ended June 25, 2000. Cash of $95,000 was obtained through the exercise of stock options. Cash of $169,000 was used for operating activities (before cash used for short-term investments), and cash of $7,000 was used for capital equipment, compared to $64,000 during the comparable period of the prior year. The Company anticipates that cash outlays for capital items will increase during the remainder of the year, as plans to purchase additional machinery and computer equipment upgrades are scheduled throughout the remainder of fiscal 2001.

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

The Company previously maintained a revolving line of credit agreement with a bank for the lesser of $1,000,000 or 75 percent of eligible trade accounts receivable, as defined by the agreement, which expired during fiscal year 2000. Based on current projections and available cash reserves, the Company does not foresee an immediate need for borrowing and has therefore elected to forego the costs for maintaining the line at this time. The Company believes that it would be most efficient to establish a line when the situation warrants.

The Company believes that the moderate rate of inflation over the past few years has not had a significant impact on the Company's sales or operating results.

YEAR 2000 ISSUES
None.

FORWARD LOOKING STATEMENTS
The information contained herein includes forward looking statements that are based on assumptions that management believes to be reasonable but are subject to inherent uncertainties and risks including, but not limited to, unforeseen technological obstacles which may prevent or slow the development and/or manufacture of new products, limited (or slower than anticipated) customer acceptance of new products which have been and are being developed by the Company (particularly its LAAPD product line), the availability of other competing technologies and a decline in the general demand for optoelectronic products.
                                       9

                            PART II OTHER INFORMATION

Items 1 - 5
     None

Item 6   Exhibits and Reports on Form 8-K

(a)  Exhibits
     27.1  Financial Data Schedule

(b)  Reports on Form 8-K
     None

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Advanced Photonix, Inc.
                                          -----------------------
                                          (Registrant)


Date:    August 8, 2000                   /s/ Susan A. Schmidt
         --------------                   --------------------
                                          Susan A. Schmidt
                                          Chief Financial Officer and Secretary