Form 10QSB
period 2000-09-24
ADVANCED PHOTONIX INC
filed 2000-11-07
CIK 869986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended September 24, 2000

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

                     1240 Avenida Acaso, Camarillo, CA 93012

                                 (805) 987-0146



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On November 3, 2000, 12,199,648 shares of Class A Common Stock, $.001 par value, and 31,691 shares of Class B Common Stock, $.001 par value, were outstanding.

                             ADVANCED PHOTONIX, INC.

                                      INDEX


                                                                     PAGE
PART I           FINANCIAL INFORMATION

  Item 1.        Financial Statements (Unaudited)                   3 - 6

                 Balance Sheet at September 24, 2000                3 - 4

                 Statements of Operations for the three
                 and six month periods ended September 24, 2000       5
                 and September 26, 1999

                 Statements of Cash Flows for the six month
                 periods ended September 24, 2000 and                 6
                 September 26, 1999

                 Notes to Financial Statements                        7

  Item 2.        Management's Discussion and Analysis               8 - 9


PART II          OTHER INFORMATION                                    10

                 SIGNATURES                                           11


                             ADVANCED PHOTONIX, INC.

                                  BALANCE SHEET
                                   (UNAUDITED)

                                                          At September 24, 2000
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                $           1,524,000
Short-term investments                                               3,550,000
Accounts receivable, less allowance of $5,000                        1,019,000
Inventories                                                          1,682,000
Prepaid expenses and other current assets                              500,000
                                                         -----------------------
         Total Current Assets                                        8,275,000
                                                         -----------------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost                        3,158,000
Less accumulated depreciation and amortization                      (2,709,000)
                                                         -----------------------
         Total Equipment and Leasehold Improvements                    449,000
                                                         -----------------------

OTHER ASSETS
Goodwill, net of accumulated amortization of $303,000                  533,000
Patents, net of accumulated amortization of $37,000                     64,000
Other                                                                   24,000
                                                         -----------------------
         Total Other Assets                                            621,000
                                                         -----------------------
TOTAL ASSETS                                             $           9,345,000
                                                         =======================


                       See notes to financial statements.
                                       3


                             ADVANCED PHOTONIX, INC.

                                  BALANCE SHEET
                                   (UNAUDITED)
                                                          At September 24, 2000
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                         $             157,000
Accrued expenses:
         Salaries and employee benefits                                232,000
         Warranty                                                       17,000
         Other                                                          13,000
                                                         -----------------------
         Total Current Liabilities                                     419,000
                                                         -----------------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Convertible Preferred Stock at redemption  value;                       32,000
         authorized 10,000,000 shares;
         40,000 shares issued and outstanding

Class A Common Stock, par value $.001 per share;                        12,000
         authorized 50,000,000 shares;
         12,199,648 shares issued and outstanding

Class B Common Stock, par value $.001 per share;                          -
         authorized 4,420,113  shares;
         31,691 shares issued and outstanding

Additional paid-in capital                                          26,568,000
Accumulated Deficit                                                (17,686,000)
                                                         -----------------------
         Total Stockholders' Equity                                  8,926,000
                                                         -----------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $           9,345,000
                                                         =======================

                       See notes to financial statements.
                                       4

                             ADVANCED PHOTONIX, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                Three Months Ended                               Six Months Ended
                                  ----------------------------------------------  ---------------------------------------------
                                    September 24, 2000       September 26,1999      September 24, 2000       September 26,1999
                                  ----------------------  ----------------------  ----------------------  ---------------------

NET SALES                                 $1,768,000              $1,608,000              $3,431,000              $3,128,000
Cost of sales                              1,138,000               1,148,000               2,100,000               2,182,000
                                  ----------------------  ----------------------  ----------------------  ---------------------
GROSS PROFIT                                 630,000                 460,000               1,331,000                 946,000

OPERATING COSTS & EXPENSES:
Research and development                     126,000                 239,000                 235,000                 402,000
Marketing and sales                          246,000                 259,000                 472,000                 512,000
General and administrative                   301,000                 433,000                 547,000                 682,000
                                  ----------------------  ----------------------  ----------------------  ---------------------
                                             673,000                 931,000               1,254,000               1,596,000
                                  ----------------------  ----------------------  ----------------------  ---------------------

OPERATING INCOME (LOSS)                      (43,000)               (471,000)                 77,000                (650,000)

                                  ----------------------  ----------------------  ----------------------  ---------------------

OTHER INCOME
Interest income                               72,000                  27,000                 146,000                  53,000
Other, net                                    (4,000)                  1,000                  (4,000)                 (1,000)
                                  ----------------------  ----------------------  ----------------------  ---------------------

TOTAL OTHER INCOME                            68,000                  28,000                 142,000                  52,000
                                  ----------------------  ----------------------  ----------------------  ---------------------

NET INCOME (LOSS)                         $   25,000              $ (443,000)             $  219,000              $ (598,000)

                                  ======================  ======================  ======================  =====================
Basic and Diluted Earnings (Loss)
Per Share                                 $      .00              $     (.04)             $      .02              $     (.05)
                                  ======================  ======================  ======================  =====================
Weighted Average Number
of Common Shares Outstanding              12,223,000              10,917,000              12,154,000              10,917,000
                                  ======================  ======================  ======================  =====================

                       See notes to financial statements.
                                       5


                             ADVANCED PHOTONIX, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
For the six month period ended                           September 24, 2000     September 26, 1999
-----------------------------------------------------------------------------   -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                              $ 219,000            $  (598,000)
Adjustments to reconcile net income (loss)
to net cash provided by (used in)
operating activities:
     Depreciation                                                113,000                124,000
     Amortization                                                 21,000                 19,000

Changes in assets and liabilities:
     Short-term investments                                   (1,581,000)             1,133,000
     Accounts receivable                                         157,000                174,000
     Inventories                                                (165,000)               (22,000)
     Prepaid expenses and other assets                          (392,000)                20,000
     Accounts payable and accrued expenses                      (267,000)               180,000
                                                         ---------------------  ---------------------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (1,895,000)             1,030,000
                                                         ---------------------  ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                             (38,000)              (103,000)
                                                         ---------------------  ---------------------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (38,000)              (103,000)
                                                         ---------------------  ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options                          148,000                   -
                                                         ---------------------  ---------------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES            148,000                   -
                                                         ---------------------  ---------------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS            (1,785,000)               927,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               3,309,000                664,000
                                                         ---------------------  ---------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $ 1,524,000            $ 1,591,000
                                                         =====================  =====================

                       See notes to financial statements.
                                       6

                             ADVANCED PHOTONIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 24, 2000
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the six month period ended September 24, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending March 25, 2001. For further information, refer to the financial statements and notes thereto included in the Advanced Photonix, Inc. Annual Report on Form 10-KSB for the fiscal year ended March 26, 2000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Income (Loss) Per Share: Net income (loss) per share is based on the weighted average number of common shares outstanding. Net income (loss) per share calculations are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Accordingly, "basic" net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. "Diluted" net income (loss) per share has not been presented as the impact is either not material or anti-dilutive.

Inventories:  Inventories at September 24, 2000 consist of the following:

          Raw materials                         $ 575,000
          Work in progress                        736,000
          Finished products                       371,000
                                          --------------------
                                              $ 1,682,000
                                          ====================

Item 2. Management's Discussion and Analysis

RESULTS OF OPERATIONS
The Company's net sales for the second quarter ("Q2 01") and six month period ("YTD 01") ended September 24, 2000, were $1.8 million and $3.4 million, respectively. Net Sales for the Q2 01 and YTD 01 period were up 10% for both periods, when compared to $1.6 million and $3.1 million in the comparable periods of the prior year ("Q2 00" and "YTD 00"). The increase in net sales was primarily due to higher volume in military aerospace and industrial sensing products which increased by approximately 36% for Q2 01 and 23% for YTD 01 when compared to the same periods in the prior year.

Cost of sales decreased by $10,000 (1%) during Q2 01 and by $82,000 (4%) during YTD 01 compared to Q2 00 and YTD 00, respectively. Gross profit increased by 7 percentage points in Q2 01 compared to Q2 00 and by 9 percentage points in YTD 01 compared to YTD 00 due to a number of factors, including greater efficiencies associated with higher sales volume and an increase in engineering design revenues, which utilize existing staffing and labor and have lower material costs.

Research and development costs have continued to decrease in FY 01 as compared to FY 00, due primarily to a reduction in staffing as well as general cost cutting efforts. In Q2 01, research and development costs were $126,000, a decrease of $113,000 or 47% as compared to Q2 00. Research and development costs for the YTD 01 period were $235,000, a decrease of $167,000 or 42% when compared to YTD 00. While the Company believes that the development and initial commercialization of its LAAPD technology has been completed and has reduced overall expenditures for research and development, it continues development of other derivatives of the base technology. R&D costs have fluctuated significantly in the past, and may continue to do so, due to the level of activity associated with development contracts as well as the number and complexity of new process and product development projects, the qualification of new process developments and customer evaluation and acceptance of new products.

Marketing and sales expenses decreased by $13,000 (5%) to $246,000 in Q2 01 compared to Q2 00 and by $40,000 (8%) to $472,000 in YTD 01 compared to YTD 00. The YTD decrease is attributable to a decrease in staffing, due to a management restructuring which occurred in Q3 00, and is partially offset by overall increases in advertising and marketing expenses. The Company continues to focus on its plan of increased print media advertising and trade show attendance and does not anticipate any notable fluctuations in marketing and sales expenses for the remainder of the year.

General and administrative expenses decreased by $132,000 (30%) to $301,000 in Q2 01 compared to Q2 00 and by $135,000 (20%) to $547,000 in YTD 01 compared to YTD 00. The decrease was primarily due to a one time expense of severance costs associated with a management change in Q2 00, which increased overall general and administrative expenses for that period. Excluding the impact of severance costs, general and administrative expenses increased by $48,000 (19%) and $45,000 (9%) in Q2 01 and YTD 01, respectively, when compared to the same periods of the prior year. The increase was primarily due to much higher costs associated with the Company's annual proxy statement and mailing. The number of shareholders requiring proxy information in FY 01 represented approximately 800% of the number requiring information in FY 00. The Company does not anticipate any notable fluctuations in general and administrative expenses for the remainder of the year, except for those expenses which may arise as a result of the Company's investigation of potential acquisitions.

Interest income in Q2 01 was $72,000, or $45,000 higher than Q2 00. Interest income for YTD 01 was $146,000, or $93,000 higher than the same period in the prior year. The increase in interest income is due to substantially higher cash reserves available for investment over the prior year, due to the high volume of stock options exercised during Q4 00.

Net income for Q2 01 was $25,000, or $468,000 higher than the net loss of ($443,000) in Q2 00. YTD 01 net income of $219,000 is $817,000 higher than the net loss of ($598,000) reported for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
At September 24, 2000, the Company had cash, cash equivalents and short-term investments of $5.1 million and working capital of $7.9 million. The Company's cash, cash equivalents and short-term investments decreased by $204,000 during the six months ended September 24, 2000. $148,000 was obtained through the exercise of stock options. $314,000 was used for operating activities (before cash provided by short-term investments). $38,000 was used for capital equipment, compared to $103,000 during the comparable period of the prior year. The Company anticipates that cash outlays for capital items will increase during the remainder of the year, as plans to purchase additional machinery and computer equipment upgrades are scheduled throughout the remainder of fiscal 2001, amounting to approximately $210,000.

Prepaid expenses and other current assets increased by $431,000 to $500,000 for the current period, as compared to the same period of the prior year. Of that amount, approximately $406,000 represents costs incurred by the Company in connection with the examination of a possible business combination with Jenner Biotherapies, Inc.. The investigation is continuing and the costs incurred in connection with the potential transaction will be expensed if the deal is not consummated.

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


                            PART II OTHER INFORMATION

Item 4        Submission of Matters to a Vote of Security Holders:
              ----------------------------------------------------
The Company's Annual Stockholders Meeting was held on August 25, 2000.

     1. The following persons were re-elected to the Company's Board of Directors to serve until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

                                            FOR              WITHHELD
                                      ------------------ -------------------
Richard D. Kurtz                         10,473,642           241,887

Brock Koren                              10,495,400           220,129

M. Scott Farese                          10,506,553           209,076

Stephen P. Soltwedel                     10,503,185           212,344

     2.  Proposal to approve the Advanced Photonix, Inc. 2000 Stock Option Plan

          FOR: 1,225,329 AGAINST: 530,817 WITHHELD: 25,385 NOT VOTED: 8,933,998

Item 5   Other Information
(a) In accordance with the requirements of Rule 14a-4(c) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), in order for shareholder proposals submitted outside Rule 14a-8 (which includes proposals that the regulations under the Exchange Act generally do not require to be included in the Company's definitive proxy statement for its annual meeting of shareholders) to be timely for purposes of the Company's 2001 Annual Meeting of Shareholders within the meaning of Rule 14a-4(c) under the Exchange Act, such proposals must be received by the Company no later than the close of business on April 20, 2001.

Item 6   Exhibits and Reports on Form 8-K
(a)      Exhibits
         27.1  Financial Data Schedule

(b)      Reports on Form 8-K
         None.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Advanced Photonix, Inc.
                                          -------------------------------
                                          (Registrant)


Date:    November 6, 2000                 /s/ Susan A. Schmidt
         ----------------                 -------------------------------
                                          Susan A. Schmidt
                                          Chief Financial Officer and Secretary


                                          /s/ Brock Koren
                                          -------------------------------
                                          Brock Koren
                                          President & Chief Executive Officer