Form 10QSB
period 2000-12-24
ADVANCED PHOTONIX INC
filed 2001-02-06
CIK 869986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 24, 2000

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

                     1240 Avenida Acaso, Camarillo, CA 93012

                                 (805) 987-0146



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On February 2, 2001, 12,207,648 shares of Class A Common Stock, $.001 par value, and 31,691 shares of Class B Common Stock, $.001 par value, were outstanding.

                             ADVANCED PHOTONIX, INC.

                                      INDEX


                                                                      PAGE
PART I           FINANCIAL INFORMATION

  Item 1.        Financial Statements (Unaudited)                    3 - 6

                 Balance Sheet at December 24, 2000                  3 - 4

                 Statements of Operations for the three and
                 nine month periods ended December 24, 2000            5
                 and December 26, 1999

                 Statements of Cash Flows for the nine month
                 periods ended December 24, 2000 and                   6
                 December 26, 1999

                 Notes to Financial Statements                       7 - 8

  Item 2.        Management's Discussion and Analysis                9 - 10


PART II          OTHER INFORMATION                                    11

                 SIGNATURES                                           11

                             ADVANCED PHOTONIX, INC.

                                  BALANCE SHEET
                                   (UNAUDITED)

                                                        At December 24, 2000
--------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                   $  3,735,000
Short-term investments                                         1,221,000
Accounts receivable, less allowance of $6,000                  1,317,000
Inventories                                                    1,485,000
Prepaid acquisition costs                                        429,000
Prepaid expenses and other current assets                        175,000
                                                            ---------------
         Total Current Assets                                  8,362,000
                                                            ---------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost                  3,220,000
Less accumulated depreciation and amortization                (2,766,000)
                                                            ---------------
         Total Equipment and Leasehold Improvements              454,000
                                                            ---------------

OTHER ASSETS
Goodwill, net of accumulated amortization of $311,000            525,000
Patents, net of accumulated amortization of $37,000               63,000
Other                                                             24,000
                                                            ---------------
             Total Other Assets                                  612,000
                                                            ---------------
TOTAL ASSETS                                                $  9,428,000
                                                            ===============

                       See notes to financial statements.
                                       3

                             ADVANCED PHOTONIX, INC.

                                  BALANCE SHEET
                                   (UNAUDITED)
                                                        At December 24, 2000
--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                            $    125,000
Accrued expenses:
         Salaries and employee benefits                          204,000
         Warranty                                                 18,000
         Other                                                    32,000
                                                            ---------------
         Total Current Liabilities                               379,000
                                                            ---------------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY
Convertible Preferred Stock at redemption value;
         authorized 10,000,000 shares;                            32,000
         40,000 shares issued and outstanding

Class A Common Stock, par value $.001 per share;
         authorized 50,000,000 shares;                            12,000
         12,207,648 shares issued and outstanding

Class B Common Stock, par value $.001 per share;
         authorized 4,420,113 shares;                               -
         31,691 shares issued and outstanding

Additional paid-in capital                                    26,566,000

Accumulated Deficit                                          (17,561,000)
                                                            ---------------
             Total Stockholders' Equity                        9,049,000
                                                            ---------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $  9,428,000
                                                            ===============

                       See notes to financial statements.
                                       4

                             ADVANCED PHOTONIX, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                                    Three Months Ended                               Nine Months Ended
                                       ----------------------------------------------  ---------------------------------------------
                                         December 24, 2000       December 26,1999        December 24, 2000       December 26,1999
                                       ----------------------  ----------------------  ----------------------  ---------------------

NET SALES                                     $1,788,000              $1,346,000              $5,219,000              $4,474,000
Cost of sales                                  1,146,000                 828,000               3,246,000               3,010,000
                                       ----------------------  ----------------------  ----------------------  ---------------------
GROSS PROFIT                                     642,000                 518,000               1,973,000               1,464,000

OPERATING COSTS & EXPENSES:
Research and development                         168,000                 203,000                 403,000                 605,000
Marketing and sales                              198,000                 211,000                 670,000                 723,000
General and administrative                       251,000                 222,000                 798,000                 904,000
                                       ----------------------  ----------------------  ----------------------  ---------------------

                                                 617,000                 636,000               1,871,000               2,232,000
                                       ----------------------  ----------------------  ----------------------  ---------------------

OPERATING INCOME (LOSS)                           25,000                (118,000)                102,000                (768,000)
                                       ----------------------  ----------------------  ----------------------  ---------------------

OTHER INCOME
Interest income                                  100,000                  29,000                 246,000                  83,000
Other, net                                          -                     (7,000)                 (4,000)                 (9,000)

                                       ----------------------  ----------------------  ----------------------  ---------------------

TOTAL OTHER INCOME                               100,000                  22,000                 242,000                  74,000
                                       ----------------------  ----------------------  ----------------------  ---------------------

NET INCOME (LOSS)                             $  125,000              $  (96,000)             $  344,000              $ (694,000)

                                       ======================  ======================  ======================  =====================
Basic and Diluted Earnings (Loss)
Per Share                                     $      .01              $     (.01)             $      .03              $     (.06)
                                       ======================  ======================  ======================  =====================
Weighted Average Number                       12,231,000              10,917,000              12,180,000              10,917,000
of  Common Shares Outstanding
                                       ======================  ======================  ======================  =====================

                       See notes to financial statements.
                                       5

                             ADVANCED PHOTONIX, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
For the nine month period ended                                                     December 24, 2000       December 26, 1999
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                                      $   344,000              $  (694,000)
Adjustments to reconcile net income (loss)
to net cash provided by (used in)
operating activities:
     Depreciation                                                                          171,000                  162,000
     Amortization                                                                           30,000                   29,000

Changes in assets and liabilities:
     Short-term investments                                                                748,000                1,867,000
     Accounts receivable                                                                     8,000                  310,000
     Inventories                                                                          (119,000)                (180,000)
     Prepaid expenses and other assets                                                    (496,000)                  11,000
     Accounts payable and accrued expenses                                                (306,000)                  28,000
                                                                                 ------------------------ -----------------------
  NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                      380,000                1,533,000
                                                                                 ------------------------ -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                      (100,000)                (124,000)
                                                                                 ------------------------ -----------------------
  NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                     (100,000)                (124,000)
                                                                                 ------------------------ -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options                                                    146,000                     -
                                                                                 ------------------------ -----------------------
  NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                      146,000                     -
                                                                                 ------------------------ -----------------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                         426,000                1,409,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         3,309,000                  664,000
                                                                                 ------------------------ -----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 3,735,000              $ 2,073,000
                                                                                 ======================== =======================

                       See notes to financial statements.
                                       6

                             ADVANCED PHOTONIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 24, 2000
                                   (UNAUDITED)
NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the nine month period ended December 24, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending March 25, 2001. For further information, refer to the financial statements and notes thereto included in the Advanced Photonix, Inc. Annual Report on Form 10-KSB for the fiscal year ended March 26, 2000.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Income (Loss) Per Share: Net income (loss) per share is based on the weighted average number of common shares outstanding. Net income (loss) per share calculations are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Accordingly, "basic" net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. "Diluted" net income (loss) per share has not been presented as the impact is either not material or anti-dilutive. The average market prices for the Company's stock during the three and nine month periods ending December 24, 2000 were $1.2917 and 2.2847, respectively. The following stock options granted to Company employees, directors, and former owners were excluded from the calculation of earnings per share because they were either anti-dilutive or immaterial for the periods reported:
                    No. of Shares                 Exercise Price
                  Underlying Options                Per Share
           ---------------------------------- -----------------------
                         8,000                        .5000
                        46,000                        .5630
                         3,000                        .6875
                        46,000                        .7500
                        25,000                       1.0000
                        13,100                       1.1875
                        42,400                       1.2500
                         2,000                       1.5000
                         2,000                       1.6250
                        22,000                       1.8750
                        21,200                       2.5000
                         1,500                       4.7500
                       570,000                       6.0000
           ---------------------------------- -----------------------
                       802,200
           ================================== =======================
                                       7

Inventories:  Inventories at December 24, 2000 consist of the following:

          Raw materials                     $   503,000
          Work in progress                      672,000
          Finished products                     310,000
                                      --------------------------
                                            $ 1,485,000
                                      ==========================
                                       8

Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS
The Company's net sales for the third quarter ("Q3 01") and nine month period ("YTD 01") ended December 24, 2000, were $1.8 million and $5.2 million, respectively. Net Sales for the Q3 01 and YTD 01 period were up 33% and 17%, respectively, when compared to $1.3 million and $4.5 million in the comparable periods of the prior year ("Q3 00" and "YTD 00"). The increase in net sales was primarily due to higher volume in military aerospace revenues which increased by approximately 119% for Q3 01 and 62% for YTD 01 when compared to the same periods in the prior year.

Cost of sales increased by $318,000 (38%) during Q3 01 and by $236,000 (8%) during YTD 01 compared to Q3 00 and YTD 00, respectively. The increase in cost of sales was most directly related to the overall increase in net sales. Gross profit decreased by 2 percentage points in Q3 01 compared to Q3 00, due primarily to lower margins resulting from variability in product mix. However, gross profit increased by 5 percentage points in YTD 01 compared to YTD 00, mainly due to greater efficiencies associated with higher sales volume and an increase in engineering design revenues which typically reflect higher margins as they utilize existing staffing and labor and have lower material costs.

As the Company believes that the primary development phase of its LAAPD technology has been completed, it has reduced overall expenditures for research and development. According to the Company's current business plan, research and development costs have continued to decrease in FY 01 as compared to FY 00. In Q3 01, research and development costs were $168,000, a decrease of $35,000 or 17% as compared to Q3 00. Research and development costs for the YTD 01 period were $403,000, a decrease of $202,000 or 33% when compared to YTD 00. Although the Company has reduced expenses for base technology research and development, it continues development of other derivatives of the current product lines. As a result, R&D costs may continue to fluctuate significantly, as they have in the past, due to the level of activity associated with development contracts as well as the number and complexity of new process and product development projects, the qualification of new process developments and customer evaluation and acceptance of new products.

Marketing and sales expenses decreased by $13,000 (6%) to $198,000 in Q3 01 compared to Q3 00 and by $53,000 (7%) to $670,000 in YTD 01 compared to YTD 00. Both the quarterly and YTD decreases are attributable to decreases in staffing, and are partially offset by overall increases in advertising and marketing expenses. The Company continues to focus on its plan of increased print media advertising and trade show attendance and expects that marketing and sales expenses will continue to remain slightly less than what was recognized in FY 00 for the remainder of the current fiscal year.

General and administrative expenses increased $29,000 (13%) to $251,000 in Q3 01 compared to Q3 00. YTD general and administrative expenses decreased by $106,000 (12%) to $798,000 in YTD 01 compared to YTD 00. The decrease was primarily due to a one time expense of severance costs associated with a management change in Q2 00, which increased overall general and administrative expenses for that period; the variance is offset by increases in other general and administrative expenses for fiscal 2001. Excluding the impact of severance costs, general and administrative expenses increased by $72,000 (10%) for YTD 01, when compared to YTD 00. The increase was primarily due to much higher costs associated with the printing and mailing of the Company's annual proxy statement and annual report in FY 01, as the number of shareholders requiring proxy information in FY 01 was approximately 8 times the number requiring information in FY 00. In addition, the Company has experienced increases in costs associated with tax accruals and employee benefits in fiscal 2001, as compared to fiscal 2000. The Company expects that general and administrative expenses will continue to increase slightly over what was recognized in FY 00 and does not anticipate any major fluctuations for the remainder of the year, except for those expenses which may arise as a result of the Company's investigation of potential acquisitions.
                                       9

Interest income in Q3 01 was $100,000, or $71,000 higher than Q3 00. Interest income for YTD 01 was $246,000, or $163,000 higher than the same period in the prior year. The increase in interest income is due to substantially higher cash reserves available for investment over the prior year, due to the high volume of stock options exercised during Q4 00.

Net income for Q3 01 was $125,000, or $221,000 higher than the net loss of ($96,000) in Q3 00. YTD 01 net income of $344,000 is $1,038,000 higher than the net loss of ($694,000) reported for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
At December 24, 2000, the Company had cash, cash equivalents and short-term investments of $5.0 million and working capital of $8.0 million. The Company's cash, cash equivalents and short-term investments decreased by $322,000 during the nine months ended December 24, 2000. $146,000 was obtained through the exercise of stock options. $368,000 was used for operating activities (before cash provided by short-term investments). $100,000 was used for capital equipment, compared to $124,000 during the comparable period of the prior year. The Company anticipates that cash outlays for capital items will increase during the remainder of the year, as plans to purchase additional machinery and computer equipment upgrades are scheduled throughout the remainder of fiscal 2001 and into the first quarter of fiscal 2002, amounting to approximately $250,000.

Prepaid expenses and other current assets increased by $544,000 to $604,000 for the current period, as compared to the same period of the prior year. Of that amount, approximately $429,000 represents costs incurred by the Company in connection with the examination of a possible business combination with Jenner Biotherapies, Inc.. The investigation is continuing and the costs incurred in connection with the potential transaction will be expensed if the deal is not consummated.

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

YEAR 2000 ISSUES
None.

FORWARD LOOKING STATEMENTS
The information contained herein includes forward looking statements that are based on assumptions that management believes to be reasonable but are subject to inherent uncertainties and risks including, but not limited to, unforeseen technological obstacles which may prevent or slow the development and/or manufacture of new products, limited (or slower than anticipated) customer acceptance of new products which have been and are being developed by the Company (particularly its LAAPD product line), the availability of other competing technologies and a decline in the general demand for optoelectronic products.
                                       10

                            PART II OTHER INFORMATION

Items 1-5
None.

Item 6  Exhibits and Reports on Form 8-K
(a)     Exhibits
        None.

(b)     Reports on Form 8-K
        None.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Advanced Photonix, Inc.
                                           (Registrant)


Date:    February 6, 2001                  /s/ Susan A. Schmidt
                                           -------------------------------------
                                           Susan A. Schmidt
                                           Chief Financial Officer and Secretary


                                           /s/ Brock Koren
                                           -------------------------------------
                                           Brock Koren
                                           President & Chief Executive Officer
                                       11