Form 10KSB
period 2001-03-25
ADVANCED PHOTONIX INC
filed 2001-06-21
CIK 869986

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

 FORM 10-KSB

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 25, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 1-11056

 ADVANCED PHOTONIX, INC.®
 (Exact name of registrant as specified in its charter)

Delaware	33-0325826

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1240 Avenida Acaso, Camarillo, CA 93012
(Address of principal executive offices) (Zip Code)

(805) 987-0146
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $.001 Par Value
Class A Common Stock

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

      Total revenues for registrant’s fiscal year ended March 25, 2001 were $6,805,896.

      As of June 18, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $12,500,000.

      As of June 18, 2001, there were 12,207,648 shares of Class A Common Stock and 31,691 shares of Class B Common Stock outstanding.

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

DOCUMENTS INCORPORATED BY REFERENCE

None

PART I

Item 1. Business

General

Advanced Photonix, Inc.® (hereafter referred to as the “Company”), is engaged in the development and manufacture of optoelectronic semiconductor based components, hybrid assemblies and other proprietary solid state light and radiation detection devices, including proprietary advanced solid state silicon photodetection devices which utilize avalanche photodiode (“APD”) technology. The Company was incorporated under the laws of the State of Delaware on June 22, 1988. The Company believes that its proprietary APD technology represents a leading-edge advancement in photodetection and imaging that will become an increasingly important part of its business.

The Company’s proprietary technology extends the capability of the traditional APD by introducing a large surface area silicon device or large area avalanche photodiode (“LAAPD”). The Company developed the LAAPD as an alternative to the photomultiplier vacuum tube (“PMT”), which has been used for many years as the primary technology for certain measurement, control and monitoring applications in industrial, medical, military, scientific and commercial settings.

The LAAPD is an advanced photodetection device developed for the photonics industry specifically as a replacement to the outdated PMT. Photodetection devices sense light of varying intensity and convert the light detected to electronic signals that cause the systems of which they are a part to respond in pre-determined ways. The photonics industry includes other devices less complex than the LAAPD such as PIN (positive-intrinsic-negative) photodiodes. Currently the bulk of the Company’s revenues are derived from the sale of products based on PIN and other non-proprietary technologies, referred to as the “core business”.

Products

The Company designs and manufactures optoelectronic semiconductor based components and hybrid assemblies. The Company’s most notable products include:

•	Customer specific assemblies for fiber-optic data and telecommunications, medical/biological diagnosis, particle measuring and counting

•	PIN photodetectors, spectrally enhanced, single and multi-element

•	Photodetector hybrids

•	Military and commercial aerospace products

•	Custom optoelectronic assemblies incorporating light-emitting diodes (“LEDs”) and LED displays

•	FILTRODE® — patented technology integrating optical filters directly on photodiode chips

•	Avalanche photodiodes

•	Large area avalanche photodiodes (LAAPDs — discrete, with and without amplification, and with and without thermoelectric coolers)

The Company supplies detectors for military and commercial aerospace and other high reliability (“Hi-Rel”) applications. Hi-Rel devices are designed, manufactured and tested to function in severe environmental conditions. The Company has many years of experience in supplying Hi-Rel devices that demand modern wafer fabrication techniques, a dedicated assembly area, and a sophisticated test lab. Hi-Rel products manufactured by the Company include:

•	Multi-element hybrid assembly used on the U.S. Navy’s Rolling Airframe Missile (RAM) developed by Raytheon

•	Narrow and wide field of view detectors used in various TOW missile tracking systems

•	LED arrays for use in thermal image displays in various night sights, commercial and military

•	Quadrant photodetectors used in the autocollimator for airborne navigation/FLIR POD’s and “Smart Bombs"

•	Multi-element detector arrays used in the Space Shuttle Arm control system and satellite systems

•	Opto assemblies for biological and blood analysis

•	Automotive distance control

The Company’s patented FILTRODE® technology integrates optical coatings directly on photodiode chips, replacing conventional technology that requires a separate filter glass. In addition to offering a simpler design and lower cost, reliability and performance are improved due to the integrated design. Special packaging of this technology allows for unique applications whereby both sides of the detector can be used to detect light.

The Company’s small area avalanche photodiodes (“SAAPDs” — see description of avalanche photodiode technology below) utilize a silicon epi-planar structure. SAAPDs have been used for a variety of low-light level applications and are responsive from 400 nm to 1000 nm. Typical applications include fiber optics and free space communications, bar code readers and laser range finders.

Large Area Avalanche Photodiode Technology

The avalanche photodiode is a specialized silicon photodiode capable of detecting very low light levels due to an internal gain phenomenon known as avalanching. This performance characteristic is not present in the common PIN photodiode.

The APD, developed in the late 1960’s, gave promise of a solid state replacement for the photomultiplier tube, an old and outdated vacuum tube technology, for sensing low levels of energy. Historically, APDs have been 3mm diameter or smaller with an internal gain of 50:1 or less. Until now, design and manufacturing limitations have restricted the size and performance of APDs, severely limiting their practical use.

The Company has developed and patented various attributes of the LAAPD, most notably producing diameters up to 25 mm with internal gains of 300:1. The LAAPD is a high speed detector capable of detecting low light levels from the DEEP UV (ultraviolet), through the visible spectrum and into the near IR (infrared). When coupled with a scintillator, the LAAPD can efficiently detect X-ray and gamma-rays. The LAAPD offers capabilities well beyond those of the existing photo-detection devices, such as the PIN photodiode, the small area APD and the PMT. The LAAPD has higher sensitivity at wider bandwidths than the PIN photodiode; it has a larger active area with greater sensitivity and gain than the SAAPD; and when compared to the PMT, the LAAPD’s advantages include superior spectral bandwidth, greater sensitivity to pulses above 500 photons especially in the visible and near IR, greater dynamic range, and a rugged, solid-state structure suitable for operation in harsh environments. LAAPDs also feature superior quantum efficiency in visible, near IR and UV regions to that of the PMT. Other features that differentiate the LAAPD from the PMT include its small package size, immunity to magnetic fields and ease of temperature control providing stable operation over temperature gradients. In addition to a rugged and compact design, their operation requires far less power, making the LAAPD more advantageous in portable applications.

The Company expects, but there is no assurance, that its proprietary APD technology, employed in the development of the LAAPD, will form the basis for continuing the investigation and potential commercial development of other lines of advanced silicon avalanche photonics products which will have a broader range of commercial and military applications than the PMT and PIN arrays. For example:

•	LAAPD arrays — the Company’s patented technology in which the rear surface of an LAAPD is segmented to create isolated pixels, each with a separate electronic lead to be accessed in parallel fashion for imaging applications.

•	Vacuum avalanche photodiode (VAPD) — another patented technology, which combines a photocathode and an LAAPD in a vacuum tube, functioning as a detector for high resolution, single photon-counting and low light level detection.

The Company has identified target markets for its LAAPD products based on customer evaluations and in-house tests. Evaluation detectors are sold to original equipment manufacturers (“OEMs”), engineers and scientists who report information to the Company concerning potential applications and markets, as well as suggesting improvements and pricing objectives. It is expected, but there is no assurance, that OEMs who can take advantage of the performance capabilities of LAAPDs will be the source of repeat business for production quantities. Targeted markets include:

•	Ranging, tracking & imaging — smart image surveillance/security cameras, 3D collision avoidance cameras, missile guidance, threat warning, underwater mine detection, and mapping & salvaging.

•	Medical imaging — detectors which image human physiology in slices and look for pathology. Included in this category are PET scanners, CT scanners, bone densitometers and gamma cameras.

•	Industrial scanning/process control — industrial CT inspection, aerospace ice inspection, drum/flat bed scanning, semiconductor wafer defect scanning and film to video conversion.

•	Analytical chemistry — analyzing the chemical “recipe” of samples, from glucose levels in the blood to pesticides in ground water.

•	Medical diagnostics — human fluids are analyzed to diagnose a medical pathology or condition. A partial list of conditions which are diagnosed every day using photonics technology include diabetes, lipid metabolism disorders, myocardial infarction, gout, liver diseases, renal diseases, pancreatitis, anemia and electrolyte disturbances. It is expected that this list will grow dramatically in the coming years with the explosion of methods now available to perform immunodiagnostics. Examples of forthcoming diagnostics include those targeting thyroid and sexually transmitted disease conditions and wide field retinal visualization.

•	Environmental monitoring — atmospheric meteorology LIDAR (light detection and ranging), radiation dose monitors, airborne and liquid particle measurement, optical air data systems, airport wind shear and atmospheric pollution monitoring.

•	Scientific research — high energy physics fiber tracking, space particle experiments and neutrino experiments.

The Company’s products are primarily sold as components or assemblies to OEMs or other component manufacturers. The Company does not manufacture any end user products within the above or any other markets.

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

Research and Development

The Company undertakes both internally funded and customer funded research and development programs when they are in support of the Company’s development objectives. Since its inception in June 1988, the Company has incurred material amounts of research and development expenses. As the Company has completed the initial development and commercialization of its base LAAPD technology, it has reduced outlays for research and development. During the fiscal years ended in 2001 and 2000, research and development expenses amounted to $.5 million and $.7 million, respectively. At present, the Company expects additional research and development funding will be required for new projects as well as the continuing development of new derivatives of the Company’s current product line and commercialization of these products.

Environmental Regulations

The photonics industry, similar to the semiconductor industry, is subject to governmental regulations for the protection of the environment, including those that relate to air and water quality, solid and hazardous waste handling and the promotion of occupational safety.

Various federal, state and local laws and regulations require the Company to maintain certain environmental permits. The Company believes that it has obtained all necessary environmental permits to conduct its manufacturing processes. Changes in the aforementioned federal and state environmental laws and regulations or enactment or promulgation of new laws and regulations could require increases in operating costs and delays or interruptions of operations and may require additional capital expenditures.

Backlog and Customers

The Company’s sales are made primarily pursuant to standard purchase orders for delivery of products. However, by industry practice, orders may be canceled or modified at any time, with the customer being responsible for all finished goods, all costs, direct and indirect, incurred by the Company and a reasonable allowance for anticipated profits. No assurance can be given that such amounts will be received by the Company after cancellation. The Company had approximately $7.2 million of backlog at the end of fiscal 2001 compared with a backlog of approximately $5.0 million at the end of fiscal 2000. The Company expects that approximately $4.3 million of the current backlog orders will be filled in fiscal year 2002.

The Company currently supplies core business products in support of satellites, aircraft and ground vehicle missile guidance and tracking systems. Increases in military spending during fiscal 2001 increased the Company’s revenues in these markets $.5 million, or 28%, over fiscal year 2000. Sales to the military and aerospace markets represented 34% of total revenues for fiscal year 2001, as compared to 27% of total revenues during fiscal 2000.

The Company also supplies core business products for use in various analytical and diagnostic medical equipment. The Company’s agreement to provide LED/detector modules to be used in microbiological testing systems resulted in a continuation of strong revenues in the medical segment for fiscal year 2001. Sales to the medical equipment markets represented 14% of total revenues for fiscal year 2001; of that amount, 11% represented sales made to one customer. In fiscal year 2000, sales to the medical equipment markets represented 20% of total revenues, of which 14% were sales made to the same customer.

Customers normally purchase the Company’s products and incorporate them in products that they in turn sell into their own markets on an ongoing basis. As a result, the Company’s sales are dependent upon the success of its customers’ products; and its future performance is dependent upon its success in finding new customers and receiving new orders from existing customers.

Marketing

The Company markets its products in the United States and Canada through its own technical sales staff and through independent sales representatives. International sales, principally Western Europe, are conducted through foreign distributors (see Note 1 to Financial Statements).

In marketing LAAPD products, the Company has recognized that it must compete with producers of PMTs, which have dominated low light level detection markets for many years. Even if the Company can establish that its LAAPDs are a potential alternative to PMTs for certain commercial applications, and assuming that testing of the LAAPDs currently being conducted by OEMs and other third parties proves successful, the ability to successfully market its LAAPD devices on a volume basis will be substantially dependent upon the willingness of potential customers who currently use PMTs to incur the substantial expense and expend the time and effort necessary for the redesign of their products to accommodate the LAAPD devices.

Competition

The Company competes with a range of companies for the custom optoelectronic and silicon photodetector requirements of vendors of medical instruments, computer peripherals, a variety of industrial products and specialized military and commercial aerospace applications. The Company believes its principal competitors for sales of custom devices are small to medium size companies. Because the Company specializes in custom devices requiring a high degree of engineering expertise to meet the requirements of specific applications, it generally does not compete to any significant degree with other large United States, European or Far Eastern manufacturers of standard “off-the-shelf” optoelectronic components or silicon photodetectors.

The Company believes that the principal competition for its silicon LAAPD photodetection devices lies with producers of PMTs, the only product currently available for many of the applications for which the Company’s LAAPD products are designed. There are a number of manufacturers of PMTs, most of which have significantly greater financial, technological, marketing and personnel resources than the Company. In addition, several companies produce solid state detectors based on small area APD technology. Although a few additional photodetector companies are engaged in developing APDs, the Company believes that most of these are limited by their technology to small area APD devices. The Company believes these small area APDs are considerably less useful than the Company’s LAAPD devices in broadening the applicability of APD technology to imaging and the sensing of extremely low light levels. The Company’s LAAPD products have electronic signal gain of up to 300 (one photoelectron converted to 300 photoelectrons) while typical small area APD devices have a gain of about 50 and, therefore, are not competitive with the Company’s LAAPD devices in certain applications.

PMTs were first invented in the 1940’s. It is possible that existing PMT manufacturers or other photodetector manufacturers will begin APD development and eventually manufacture competitive APD devices.

Proprietary Technology

The Company has been issued patents as follows:

US PATENT NO.	DESCRIPTION	DATE ISSUED

6,111,299	Active Large Area Avalanche Photodiode Array	August 2000

6,005,276	Solid State Photodetector with Light-Responsive Rear Face	December 1999

5,801,430	Solid State Photodetector with Light-Responsive Rear Face	September 1998

5,757,057	Large Area Avalanche Array	May 1998

5,477,075	Solid State Photodetector with Light-Responsive Rear Face	December 1995

5,311,044	Avalanche Photomultiplier Tube	May 1994

5,146,296	Devices for Detecting and/or Imaging Single Photoelectron	September 1992

5,057,892	Light Responsive Avalanche Diode	October 1991

5,021,854	Silicon Avalanche Photodiode Array	June 1991

4,717,946	Thin Line Junction Photodiode	By predecessor company

4,782,382	High Quantum Efficiency Photodiode Devices	By predecessor company

Other patent submissions are currently under review by the U.S. Patent and Trademark Office. There can be no assurance that the pending patent applications will be issued as patents, that any issued patents will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent owned by the Company or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and prevent infringement of a patent could be substantial. If the Company is unable to obtain patents for its proposed applications, other entities may exploit the Company’s developments in APD technology. Furthermore, there can be no assurance the Company’s APD technology will not infringe patents or other rights owned by others, licenses to which may not be available to the Company. Based on limited patent searches, contacts with others knowledgeable in the field of APD technology and a review of pertinent published materials, the Company believes its competitors hold no patents, licenses or other rights to the APD technology which would preclude the Company from pursuing its intended operations or from obtaining patent protection for its proposed applications.

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

Employees

At June 18, 2001, the Company employed 52 full-time employees (including 3 officers), 7 engineering and development personnel, 30 operations personnel, 6 sales and marketing personnel, and 9 general administrative personnel (including 3 officers). The Company may, from time to time, engage personnel to perform consulting services and to perform research and development under third party funding. In certain cases, the cost of such personnel may be included in the direct cost of the contract rather than as payroll expense.

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

Item 4. Submission of Matters to a Vote of Security Holders

      None

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company’s Class A Common Stock is traded on the American Stock Exchange (“AMEX”) under the symbol “API”.

At June 18, 2001, the Company had 68 holders of record for the Class A Common Stock, representing approximately 9,500 holders owning shares of Class A Common Stock in street name. On the same date, there were 6 holders of the Class B Common Stock.

The following table sets forth high and low closing prices by quarter for fiscal years 2001 and 2000.

	Quarterly Stock Market Data

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter

	2001	2000	2001	2000	2001	2000	2001	2000

Common Stock[1]

High	7.00	.75	4.19	.75	2.50	.88	2.13	16.63

Low	1.50	.50	2.00	.50	.50	.38	.63	.88

1 Price ranges on the American Stock Exchange

The Company has not paid any cash dividends on its capital stock. The Company intends to retain earnings, if any, for use in its business and does not anticipate that any funds will be available for the payment of cash dividends on its outstanding shares in the foreseeable future. The holders of Common Stock will not be entitled to receive dividends in any year until the holders of the Class A Redeemable Convertible Preferred Stock receive an annual non-cumulative dividend preference of $.072 per share. As of June 18, 2001, 740,000 shares of Class A Redeemable Convertible Preferred Stock had been converted into 222,000 shares of Class A Common Stock, leaving outstanding 40,000 shares of Class A Redeemable Convertible Preferred Stock. The aggregate non-cumulative annual dividend preference of such Class A Redeemable Convertible Preferred Stock is $2,880. There is no public market for the Company’s Class A Redeemable Convertible Preferred Stock or Class B Common Stock; however, such stock is convertible into Class A Common Stock at the option of the holder and upon transfer by the holder of the Class A Redeemable Convertible Preferred Stock.

Item 6.	Management’s Discussion and Analysis or Plan of Operation

RESULTS OF OPERATIONS

Fiscal year 2001 Compared to Fiscal Year 2000

REVENUES

The Company’s revenues for the fiscal year ended March 25, 2001 (“2001”) were $6.8 million, an increase of $.7 million, or 11%, from revenues of $6.1 million for the fiscal year ended March 26, 2000 (“2000”).

The increase in net product sales reflects higher shipments of military aerospace products in fiscal 2001, as compared to 2000. In 2001, sales to the military aerospace markets totaled $2.3 million, an increase of 28%, as compared to $1.8 million during fiscal 2000. In addition, net product sales for the year include engineering design revenues totaling $393,000, an increase of 76% over $223,000 in engineering design revenues recognized in the prior year. During 2001, shipments of LAAPD products (also included in net product sales) decreased 7%, to $439,000 from the record $470,000 reported in 2000. Sales from LAAPDs represented 6% of total product sales during 2001, as compared to 8% in 2000. While the Company anticipates increasing volume from sales of its proprietary LAAPD products as markets begin to implement more sophisticated technology, it expects more rapid growth during the near term in the sales of its commercial and core product lines, as customer acceptance of this technology is much more widespread.

The Company expects continued increased revenues from the sales of commercial products in fiscal year 2002 and anticipates that the rate of growth will meet or exceed that which was reached in 2001.

COSTS AND EXPENSES

Cost of product sales remained flat at $4.3 million in 2001 as compared to 2000. Thus, due to increased revenues in 2001, cost of product sales as a percent of net sales decreased by 7% and gross profit margin on net product sales increased 7 percentage points to 37% as compared to 30% in 2000. Material and labor costs, as a percentage of net sales, increased to 22% and 6%, respectively, as compared to 15% and 5% in the prior year. The increases in material and labor costs were offset by decreased overhead rates resulting from efficiencies associated with higher sales volume and general cost cutting efforts. The Company expects gross profit margin as a percentage of net sales to continue to improve in the future, as sales volume increases and the Company continues to focus on improving manufacturing efficiencies.

Research and development (“R&D”) costs decreased by $127,000 (19%) to $544,000 during 2001 compared to 2000. The decrease in R&D costs is attributable to a planned reduction in overall R&D expenditures. As the Company believes that the primary development phase of its LAAPD technology has been completed, it has reduced expenses for base technology research and development but continues development of other derivatives of the current product lines. During 2001, the Company’s R&D efforts were focused on improving the current line of LAAPD products, including the next generation of LAAPD array products, as well as expanding into new derivatives of its core technology. As they have in the past, R&D costs may continue to fluctuate significantly, due to the level of activity associated with development contracts as well as the number and complexity of new process and product development projects, the qualification of new process developments and customer evaluation and acceptance of new products.

Marketing and sales expense decreased by $76,000 (8%) to $928,000 in 2001. The decrease in marketing and sales expense was due in part to the promotion of Brock Koren from Vice President of Sales and Marketing to President and Chief Executive Officer during fiscal 2000. As a result, executive compensation reported as sales and marketing expense during 2000 was recorded as administrative expense for 2001. The resulting $129,000 decrease in sales department salary expense was partially offset by increases in advertising and marketing expenses amounting to $51,000. Marketing and sales expenses are expected to increase in 2002, as the Director of Sales position was filled in April 2001. The Company has no plans to recruit any additional sales staff during 2002, but expects to incur higher commission expenses as a result of increased sales.

General and administrative expenses increased by $205,000 (22%) to $1,137,000 in 2001 compared to 2000. The variance in general and administrative expenses is primarily due to a property tax reserve adjustment made in fiscal 2000, for which no corresponding entry was necessary in 2001. Excluding the impact of the adjustment, general and administrative expenses decreased by $33,000 in 2001 as compared to 2000, due primarily to general cost cutting efforts. The company does not anticipate any major fluctuations and expects general and administrative expenses to remain constant during fiscal year 2002.

Interest income for 2001 totaled $276,000, an increase of $140,000 over 2000. The increase in interest income is primarily due to increased cash reserves resulting from a large number of stock options exercised during the last quarter of 2000. Although available interest rates began to drop during the latter part of 2001, the Company was able to maintain strong cash balances throughout the year, thus enabling it to increase interest income significantly over the prior year.

Net income for fiscal year 2001 was $212,000, or $865,000 higher than the net loss of ($653,000) reported for fiscal 2000.

LIQUIDITY AND CAPITAL RESOURCES

At March 25, 2001, the Company had cash, cash equivalents and short-term investments of $5.0 million, working capital of $8.0 million and an accumulated deficit of $17.7 million. The Company’s cash, cash equivalents and short-term investments decreased $289,000, excluding $29,000 reported as unrealized gain on short term investments, during the twelve months ended March 25, 2001. $153,000 was obtained through the exercise of stock options and $124,000 was obtained through operating activities (before cash provided by short-term investments). Cash expenditures were impacted by an increase in inventory purchases of $210,000, due to advance expenditures required for several contracts obtained in 2001 which will ship in fiscal 2002. Prepaid acquisition costs of $430,000 represent costs incurred by the Company in connection with the examination of a possible business combination with Jenner Biotherapies, Inc.. The investigation is continuing and the costs incurred in connection with the potential transaction will be expensed if a business combination is not consummated. No prepaid acquisition costs were reported for fiscal 2000.

Capital spending during 2001 was $136,000 compared to $134,000 during 2000. The Company anticipates that cash outlays for capital items will increase during 2002, as plans to purchase additional machinery and computer system upgrades are scheduled throughout the upcoming fiscal year.

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

The Company is exposed to interest rate risk for marketable securities. At March 25, 2001, the Company had $1,111,000 of short-term investments, including $29,000 in unrealized gains (see Note 1 to Financial Statements), with a weighted average interest rate of 6.50%, primarily commercial paper, all of which mature in fiscal year 2002. During 2002, the Company will continue to utilize the best possible avenues of investment for excess liquid assets. The Company believes that the moderate rate of inflation over the past few years has not had a significant impact on its sales or operating results.

YEAR 2000 ISSUES

None.

FORWARD LOOKING STATEMENTS

This Annual Report includes forward looking statements that are based on assumptions that management believes to be reasonable but are subject to inherent uncertainties and risks including, but not limited to, unforeseen technological obstacles which may prevent or slow the development and/or manufacture of new products, limited (or slower than anticipated) customer acceptance of new products which have been and are being developed by the Company, and a decline in the general demand for optoelectronic products.

Item 7. Financial Statements and Supplementary Data

The following financial statements of Advanced Photonix, Inc. are included in Item 7:

Page

INDEPENDENT AUDITORS’ REPORT	12

FINANCIAL STATEMENTS:

Balance Sheet, March 25, 2001	13-14

Statements of Operations for the Years Ended March 25, 2001 and March 26, 2000	15

Statements of Shareholders’ Equity for the Years Ended March 25, 2001 and March 26, 2000	16

Statements of Cash Flows for the Years Ended March 25, 2001 and March 26, 2000	17-18

Notes to Financial Statements	19-25

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders
      of Advanced Photonix, Inc.:

We have audited the accompanying balance sheet of Advanced Photonix, Inc. (the “Company”) as of March 25, 2001 and the related statements of operations, shareholders’ equity and cash flows for the years ended March 25, 2001 and March 26, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company at March 25, 2001 and the results of its operations and its cash flows for the years ended March 25, 2001 and March 26, 2000 in conformity with generally accepted accounting principles.

/s/ Farber & Hass LLP
Oxnard, California
May 15, 2001

ADVANCED PHOTONIX, INC.
BALANCE SHEET

March 25, 2001

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$3,907,000

Short-term investments	1,111,000

Accounts receivable, less allowance of $6,000	1,167,000

Inventories	1,727,000

Prepaid expenses and other current assets	134,000

Prepaid acquisition costs	430,000

Total current assets	8,476,000

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost	3,256,000

Less accumulated depreciation and amortization	(2,819,000)

Equipment and leasehold improvements, net	437,000

OTHER ASSETS:

Goodwill, net of accumulated amortization of $319,000	516,000

Patents, net of accumulated amortization of $37,000	24,000

Other	23,000

Total other assets	563,000

TOTAL ASSETS	$9,476,000

	(Continued	)

ADVANCED PHOTONIX, INC.
BALANCE SHEET — Continued

March 25, 2001

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$240,000

Accrued salaries, wages and benefits	204,000

Accrued commissions	19,000

Other accrued expenses	60,000

Total current liabilities	523,000

COMMITMENTS AND CONTINGENCIES

Class A redeemable convertible preferred stock, $.001 par value; 780,000 shares authorized; 40,000 shares issued and outstanding	32,000

SHAREHOLDERS’ EQUITY:

Preferred stock, $.001 par value; 10,000,000 shares authorized; 780,000 shares designated Class A redeemable convertible; no shares issued and outstanding	—

Class A common stock, $.001 par value; 50,000,000 shares authorized; 12,207,648 shares issued and outstanding	12,000

Class B common stock, $.001 par value; 4,420,113 shares authorized; 31,691 shares issued and outstanding	—

Additional paid-in capital	26,573,000

Accumulated deficit	(17,693,000)

Accumulated other comprehensive income	29,000

Total shareholders’ equity	8,921,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,476,000

See notes to financial statements.

ADVANCED PHOTONIX, INC.

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 25, 2001 AND MARCH 26, 2000

	2001	2000

SALES	$6,806,000	$6,090,000

COST OF GOODS SOLD	4,262,000	4,262,000

GROSS PROFIT	2,544,000	1,828,000

RESEARCH AND DEVELOPMENT EXPENSES	544,000	671,000

SELLING, GENERAL AND

ADMINISTRATIVE EXPENSES	2,063,000	1,935,000

INCOME (LOSS) FROM OPERATIONS	(63,000)	(778,000)

OTHER INCOME (EXPENSE):

Interest income	276,000	136,000

Other, net	1,000	(1,000)

Other income, net	277,000	135,000

INCOME (LOSS) BEFORE PROVISION

FOR INCOME TAXES	214,000	(643,000)

PROVISION FOR INCOME TAXES	2,000	10,000

NET INCOME (LOSS)	$212,000	$(653,000)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE	$0.02	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	12,204,000	11,025,000

See notes to financial statements.

ADVANCED PHOTONIX, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Class A		Class B				Accumulated
For each of the two years in the period ended March 25, 2001	Common Stock		Common Stock		Additional		Other
					Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total

BALANCE AT MARCH 28, 1999	10,849,260	$11,000	68,135	—	$22,704,000	$(17,252,000)	—	$5,463,000

Conversion of Redeemable Preferred Stock			12,000		32,000	—	—	32,000

Conversion of Class B Common Stock	44,000	—	(44,000)	—	—	—	—	—

Exercise of Options	1,146,644	1,000	—	—	2,974,000	—	—	2,975,000

Return of “Short-Swing” Profit realized by Insider, pursuant to Section 16(b)	—	—	—	—	710,000	—	—	710,000

Net loss	—	—	—	—	—	(653,000)	—	(653,000)

BALANCE AT MARCH 26, 2000	12,039,904	$12,000	36,135	—	$26,420,000	$(17,905,000)	—	8,527,000

Conversion of Class B Common Stock	4,444	—	(4,444)	—	—	—	—	—

Exercise of Options	163,300	—	—	—	153,000	—	—	153,000

Net Income	—	—	—	—	—	212,000	—	212,000

Unrealized Gain on Investments	—	—	—	—	—	—	29,000	29,000

Net Comprehensive Income								241,000

BALANCE AT MARCH 25, 2001	12,207,648	$12,000	31,691	—	$26,573,000	$(17,693,000)	$29,000	$8,921,000

See notes to financial statements.

ADVANCED PHOTONIX, INC.

STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 25, 2001 AND MARCH 26, 2000

	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	$212,000	$(653,000)

Adjustments to reconcile net income (loss) to net cash provided by (used by) operating activities:

Depreciation	223,000	121,000

Amortization	38,000	37,000

Patent valuation adjustment	40,000	—

Changes in operating assets and liabilities:

Short-term investments	887,000	(102,000)

Accounts receivable	9,000	(190,000)

Inventories	(210,000)	34,000

Prepaid expenses and other current assets	(25,000)	(20,000)

Other assets	—	(18,000)

Accounts payable and accrued expenses	(163,000)	(115,000)

Net cash provided by (used by) operating activities	1,011,000	(906,000)

CASH FLOWS USED IN INVESTING ACTIVITIES -

Capital expenditures	(136,000)	(134,000)

Prepaid acquisition costs	(430,000)	—

Net cash used by investing activities	(566,000)	(134,000)

CASH FLOWS FROM FINANCING ACTIVITIES —

Proceeds from exercise of stock options	153,000	2,975,000

Refund of “short swing” profits from related party	—	710,000

Net cash provided by financing activities	153,000	3,685,000

NET INCREASE (DECREASE) IN

CASH AND CASH EQUIVALENTS	598,000	2,645,000

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,309,000	664,000

CASH AND EQUIVALENTS, END OF YEAR	$3,907,000	$3,309,000

(Continued)

ADVANCED PHOTONIX, INC.

STATEMENTS OF CASH FLOWS — Continued
FOR THE YEARS ENDED MARCH 25, 2001 AND MARCH 26, 2000

	2001	2000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW

INFORMATION:

Cash paid for interest	$-0-	$-0-

Cash paid for taxes	$1,600	$10,000

NON-CASH TRANSACTION:

Issuance of shares of common stock upon the conversion of preferred stock	-0-	12,000

See notes to financial statements.

ADVANCED PHOTONIX, INC.

NOTES TO FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Description — Advanced Photonix, Inc. (the “Company”), is engaged in the development and manufacture of optoelectronic semiconductor based components, hybrid assemblies and other proprietary solid state light and radiation detection devices, including proprietary advanced solid state silicon photodetection devices which utilize Avalanche Photodiode (“APD”) technology.

The Company’s Large Area Avalanche Photodiode(“LAAPD”) technology is still considered to be a new technology and is subject to risks inherent in the development of products based on new technologies. These risks include getting the invention out of the laboratory and into actual use in the field and stepping up production from the prototype (early) stages of manufacturing.

Fiscal Year-End — The Company’s fiscal year ends on the last Sunday in March. Fiscal years in the two-year period ended March 25, 2001, each contain fifty-two weeks.

Operating Segment Information — The Company predominantly operates in one industry segment, light and radiation detection devices. Substantially all of the Company’s assets and employees are located at the Company’s headquarters in Camarillo, California.

In fiscal 2001 and 2000, the Company had export sales of approximately $1,700,000 and $992,000, respectively, to customers in North America, Asia, Australia and Europe.

Fair Value of Financial Instruments — Based on borrowing rates currently available to the Company for bank loans with similar terms and maturities, the fair value of the Company’s long-term debt approximates the carrying value. Furthermore, the carrying value of all other financial instruments potentially subject to valuation risk (principally consisting of cash equivalents, accounts receivable and accounts payable) also approximates fair value.

Cash and Cash Equivalents — The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Short-Term Investments — SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, requires that all debt and marketable equity securities be classified in one of three categories: trading, available-for-sale, or held-to-maturity. It is the Company’s intent to maintain a liquid portfolio to take advantage of investment opportunities; therefore, all of the Company’s short-term investments are considered to be available-for-sale. The Company has classified all investments as current assets since it has the intent and ability to redeem them within the year.

Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, are excluded from earnings and are reported as a separate component of shareholders’ equity until realized. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. At the time of sale, any realized gains or losses, calculated by the specific identification method, are recognized as a component of operating results.

Short-term investments consist of the following as of March 25, 2001:

			Unrealized
		Fair	Holding
	Cost	Value	Gain/(Losses)

Corporate bonds and notes	$5,000	$5,000	$-0-

Corporate commercial paper	1,077,000	1,106,000	29,000

TOTALS	$1,082,000	$1,111,000	$29,000

All of the Company’s short-term investments as of March 25, 2001 are due within one year.

Concentration of Credit Risk — Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 25, 2001, the Company had cash equivalents at a financial institution in excess of Federally insured amounts. The Company invests in short-term investments, primarily consisting of corporate commercial paper with high-quality companies. Approximately 88% of the Company’s short-term investments is invested with two companies. Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. As of March 25, 2001, two customers comprised 14% and 14%, respectively, of accounts receivable.

Significant Customer — During the fiscal year ended March 25, 2001, two customers accounted for 10% and 11%, respectively, of the Company’s net sales.

Inventories — Inventories, which include material, labor and manufacturing overhead are stated at the lower of cost (first in, first out) or market.

Inventories consist of the following at March 25, 2001:

Raw material	$501,000

Work-in-process	886,000

Finished products	340,000

Total	$1,727,000

Equipment and Leasehold Improvements — Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or lease term ranging from five to eleven years.

Equipment and leasehold improvements consist of the following at March 25, 2001:

Machinery and equipment	$2,701,000

Furniture and fixtures	96,000

Leasehold improvements	258,000

Data processing equipment	201,000

Total	$3,256,000

Patents — Patents represent costs incurred in connection with patent applications. Such costs are amortized using the straight-line method over the useful life of the patent once issued, or expensed immediately if any specific application is unsuccessful. Amortization expense was approximately $5,000 and $4,000 in fiscal 2001 and 2000, respectively.

During fiscal 2001, $40,000 in obsolete patent costs were expensed as a component of selling, general and administrative expense in the accompanying statement of operations.

Goodwill — The excess of cost over the purchase price of acquired net assets is amortized on a straight-line basis over a 25-year period. Amortization expense was $33,000 in fiscal 2001 and 2000. The Company continually evaluates the recoverability of goodwill by assessing whether the recorded value of the goodwill will be recovered through future expected operating results.

Revenue Recognition — Revenues from research and development cost reimbursement-type contracts are recorded as costs are incurred based upon the relationship between actual costs incurred, total estimated costs, and the amount of the contract or grant award. Estimation of costs are reviewed periodically and any anticipated losses are recognized in the period in which they first become determinable.

The Company uses the unit of delivery method for recognizing sales and cost of sales under production contracts. Provision for estimated losses, if any, is made in the period in which such losses are determined.

Advertising Expense — Advertising costs are expensed as incurred. Advertising expense was approximately $134,000 and $104,000 in fiscal 2001 and 2000, respectively.

Warranties — The Company typically warrants its products against defects in material and workmanship for a period of 90 days from the date of shipment. A provision for estimated future warranty costs is recorded when products are shipped. Warranty costs were approximately $11,000 in fiscal 2001 and were immaterial in fiscal 2000.

Net Income (Loss) Per Share — Net income (loss) per share calculations are in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” (SFAS 128). Accordingly, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for each year. Diluted earnings (loss) per share has not been presented as the impact is not material in 2001 and was anti-dilutive in 2000.

Research and Development Costs — The Company charges all research and development costs, including costs associated with development contract revenues, to expense when incurred. Manufacturing costs associated with the development of a new fabrication process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer. Costs related to revenues on non-recurring engineering services billed to customers are generally classified as cost of product sales.

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

Accounting for Stock Option Based Compensation — SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”), sets forth accounting and reporting standards for stock based employee compensation plans. As allowed by SFAS 123, the Company continues to measure compensation cost under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and complies with the pro forma disclosure requirements of the new standard (see Note 4).

New Accounting Pronouncements — Interpretation 44 of the Emerging Issues Task Force of the Financial Accounting Standards Board (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation”, establishes new standards for reporting certain equity transactions under APB Opinion 25. This interpretation requires specific accounting treatment for modifications made to outstanding stock options and warrants. Further, the interpretation establishes a new model, “Variable Accounting”, to account for modifications to outstanding options and warrants. The Company adopted the provisions of FIN 44 in July 2000.

Reclassifications — Certain prior year amounts have been reclassified to conform with the current year presentation.

2.	CAPITALIZATION

The Company’s Certificate of Incorporation provides for two classes of common stock, a Class A for which 50,000,000 shares are authorized for issuance and a Class B for which 4,420,113 shares are authorized for issuance. The par value of each class is $.001. Subject to certain limited exceptions, shares of Class B Common Stock are automatically converted into an equivalent number of Class A shares upon the sale or transfer of the Class B

Common Stock by the original holder. The holder of each share of Class A and Class B Common Stock is entitled to one vote per share.

The Company has authorized 10,000,000 shares of Preferred Stock, of which 780,000 shares have been designated Class A Redeemable Convertible Preferred Stock with a par value of $.001 per share. 40,000 shares of Class A Redeemable Convertible Preferred Stock (“Class A Preferred”) were issued and outstanding at March 25, 2001. The Class A Preferred Stock has a liquidation preference equal to its issue price ($.80 per share) and is convertible at any time, at the option of the holder, into .3 shares of Class B Common Stock for each share of Class A Preferred Stock converted. The Class A Preferred Stock is subject to redemption at the Company’s option for $.80 per share at any time. The Company would be required to pay approximately $25,000 to redeem these shares. The holders of the Class A Preferred Stock are entitled to an annual non-cumulative dividend preference of $.072 per share when the Company’s net earnings per share of Class A Preferred Stock equals or exceeds $.072. The Class A Preferred stockholders do not have voting rights except as required by applicable law.

3.	INCOME TAXES

At March 25, 2001, the Company had net operating loss carryforwards of approximately $20.5 million for Federal income tax purposes and $3.3 million for state income tax purposes that expire at various dates through fiscal year 2021. The tax laws related to the utilization of loss carryforwards are complex and the amount of the Company’s loss carryforward that will ultimately be available to offset future taxable income may be subject to annual limitations resulting from changes in the ownership of the Company’s common stock.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 25, 2001 are substantially composed of the Company’s net operating loss carryforwards, for which the Company has made a full valuation allowance.

The valuation allowance increased approximately $120,000 in the year ended March 25, 2001, representing primarily the net taxable loss for tax return purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

The tax provision for the year ended March 25, 2001 is composed of California franchise tax.

4.	STOCK OPTIONS

The Company has four stock option plans: The 1990 Incentive Stock Option and Non-Qualified Stock Option Plan, the 1991 Directors’ Stock Option Plan (“The Directors’ Plan”), the 1997 Employee Stock Option Plan and the 2000 Stock Option Plan. The Company measures compensation for these plans under APB Opinion No. 25. No compensation cost has been recognized as all options were granted at the fair market value or the greater of the underlying stock at the date of grant. Had compensation expense for these plans been determined consistent with SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would be as follows:

	2001	2000

Net income (loss), as reported	$212,000	$(653,000)

Net income (loss) — pro forma	$139,000	$(956,000)

Basic income (loss) per share, as reported	$0.02	$(0.06)

Basic income (loss) per share — pro forma	$0.01	$(0.09)

Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 3, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001 and 2000, respectively: risk-free interest rates of 9.0% and 9.0%, expected volatility of 4% and 75% and expected lives of 10 years in all periods. No dividends were assumed in the calculations.

The Company’s various stock option plans provide for the granting of non-qualified and incentive stock options to purchase up to 3,700,000 shares of common stock for periods not to exceed 10 years. Options typically vest at the rate of 25% per year over four years, except for options granted under The Directors’ Plan, which typically vest at the rate of 50% per year over two years. Under these plans, the option exercise price equals the stock’s market price on the date of grant. Options may be granted to employees, officers, directors and consultants. The Company has also granted options, under similar terms as above, under no specific shareholder approved plan.

Stock option transactions for 2001 are summarized as follows:

		Weighted
		Average
	Shares	Exercise
	(000)	Price

Outstanding, beginning of year	1,795	$2.62

Granted	581	2.91

Exercised	(163)	.94

Cancelled	(917)	5.29

Outstanding, end of year	1,296	$1.89

Exercisable, end of year	682	$2.55

Information regarding stock options outstanding as of March 25, 2001 is as follows:

		Options Outstanding

		Weighted Average	Weighted Average
Price Range	Shares	Exercise Price	Remaining Life

$0.50 - $5.34	1,296,100	$1.89	7.4 years

		Options Exercisable

		Weighted Average	Weighted Average
Price Range	Shares	Exercise Price	Remaining Life

$0.50 - $5.34	682,200	$2.55	6.8 years

5.	COMMITMENTS

The Company leases its manufacturing and office facility and certain office equipment under non-cancelable operating leases. Minimum future lease payments under all non-cancelable operating leases expiring at various dates through fiscal 2004, are as follows:

2002	$361,000

2003	362,000

2004	312,000

Total	$1,035,000

Rent expense was approximately $345,000 and $361,000 is fiscal 2001 and 2000, respectively.

6.	LEGAL

The Company is, from time to time, subject to legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

7.	EMPLOYEES’ RETIREMENT PLAN

The Company maintains a 401(k) Plan which is qualified under the Internal Revenue Code. All full-time employees are eligible to participate in the Plan. Employees may make voluntary contributions to the Plan which are matched by the Company at the rate of $.50 for every $1.00 of employee contribution, subject to certain limitations. The Company contributions and administration costs recognized as expense were approximately $64,000 and $86,000 in fiscal 2001 and 2000, respectively.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 9. Directors and Executive Officers

Set forth below is certain information relating to the directors and officers of the Company.

Name	Age	Position

Richard D. Kurtz	49	Chairman of the Board

Brock Koren	37	President and Chief Executive Officer

M. Scott Farese	44	Director

Stephen P. Soltwedel	54	Director

Susan A. Schmidt	35	Chief Financial Officer & Secretary

Paul Sharman	43	Vice President, Operations

Richard D. Kurtz, Chairman of the Board

Mr. Kurtz became a Director of the Company in February 2000 and was elected Chairman of the Board in July 2000. He is currently Director of Client Services and Strategic Planning for Quantum Compliance Systems Inc. Quantum is a privately owned software company specializing in the development and installation of Environmental Health and Safety Management systems. Prior to joining Quantum, Mr. Kurtz was the Vice President of Sales and Marketing for Filtertek Inc. an ESCO Technology company for over 13 years. Mr. Kurtz received his Bachelor of Arts in Economics from Michigan State University and his Masters of Business Administration degree from Eastern Michigan University.

Brock Koren, President and Chief Executive Officer

Mr. Koren joined the Company in July 1998 and was promoted from Vice President, Sales and Marketing to President and Chief Executive Officer in October 1999. From 1992 until 1998, he was employed by Hamamatsu, a leading manufacturer of devices for generation and measurement of infrared, visible, and ultraviolet light, as a Regional Sales Engineer. In this capacity, he was responsible for technical sales in Southern California, specializing in photonic products including photomultiplier tubes. From 1989 until 1992, he was a Sales Engineer/Account Manager for Tektronix, Inc., a $2.1 billion global high-technology company based on a portfolio of measurement, color printing and video and networking businesses. In addition to his position on the API Board of Directors, Mr. Koren also serves as a Director for BioCal, a privately held company located in Southern California, specializing in DNA Parentage testing and DNA Souvenir. Mr. Koren received his Bachelor of Science Degree in Electrical Engineering from California State University, Long Beach, California.

M. Scott Farese, Director

Mr. Farese became a director of the Company in August 1998. He is currently a Regional Sales Manager for Filtertek Inc. Mr. Farese joined Filtertek in 1991. Filtertek, a subsidiary of ESCO Technologies, is the largest worldwide producer of custom filtration products and fluid control devices and the world’s largest manufacturer of custom molded filter elements.

Stephen P. Soltwedel, Director

Mr. Soltwedel became a director of the Company in February 2000. He is currently Vice President and Chief Financial Officer of Filtertek Inc. Mr. Soltwedel joined Filtertek in 1972 and was elected Vice President, Secretary and Treasurer of Filtertek Inc. and its sister corporation, Filtertek de Puerto Rico, Inc. in 1979. Mr. Soltwedel held those positions during the time Filtertek Inc. was a public company, until 1992, when controlling interest in Filtertek was sold to Schawk Inc., and he was elected Vice President and Chief Financial Officer of Filtertek Inc., a wholly owned subsidiary of ESCO Technologies. Prior to joining Filtertek, Mr. Soltwedel was employed by the public accounting firm of Baillies Denson Erickson & Smith in Lake Geneva, WI. Mr. Soltwedel holds a bachelor’s degree in accounting from Madison Business College.

Susan A. Schmidt, Chief Financial Officer and Secretary

Ms. Schmidt joined the Company in March 2000. From 1997 to 2000, she was Director of Finance – Amphitheaters for SFX Entertainment, Inc. in Encino, CA. SFX is a New York-based promoter and producer of live entertainment events. Ms. Schmidt held financial responsibilities for two Southern California amphitheaters operated by SFX. From 1992 to 1997 she was Controller for Revchem Plastics, Inc., a full-line distribution company serving the reinforced plastics industry, and Durall Plastics, Inc., Revchem Plastics Inc.’s sister manufacturing company in Rialto, CA. Previously, Ms. Schmidt held financial management positions with Qwik Blinds, Inc. and Marriott Corporation. Ms. Schmidt received her Bachelor of Science degree in Business Administration – Accounting from California State University, San Bernardino.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and Directors and persons who own more than ten percent of a registered class of the Company’s equity securities (collectively the “Reporting Persons”) to file reports of beneficial ownership and changes in beneficial ownership of the Company’s equity securities with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based solely on its review of the copies of the forms received by it, the Company believes that all of its officers and directors complied with all filing requirements applicable to them, except with respect to the late filing of a Form 4 by M. Scott Farese to report sales of stock in June 2000 and December 2000, both of which were reported in February 2001.

Item 10. Executive Compensation

The following table sets forth compensation paid or accrued by the Company for services rendered to the Company’s Chief Executive Officer and to each of the other executive officers of the Company whose cash compensation exceeded $100,000 for services rendered during the last three fiscal years.

SUMMARY COMPENSATION TABLE

					Long Term Compensation

		Annual Compensation			Awards		Payouts

					Restricted	Securities
				Other Annual	Stock	Underlying	LTIP	All Other
		Salary	Bonus	Compensation	Awards	Options	Payouts	Compensation
Name and Principal Position	Fiscal Year	($)	($)	($)[1]	($)	(#)	($)	($)[2]

Richard D. Kurtz	2001	—	—	10,000	—	150,000	—	—
Chairman of the Board	2000	—	—	5,000	—	25,000	—	—
	1999	—	—	—	—	—	—	—

Brock Koren	2001	175,000	—	—	—	50,000	—	9,400
President and Chief Executive Officer	2000	175,000	12,500	—	—	200,000	—	8,600
	1999	135,000	—	—	—	100,000	—	5,300

Hayden Leason	2001	—	—	—	—	—	—	—
Chairman of the Board and	2000	—	—	—	—	—	—	—
Chief Executive Officer[3]	1999	—	—	—	—	1,000	—	—

[1]	For independent directors, represents amounts paid by the company as directors’ fees.

[2]	Represents amounts paid by the Company on behalf of the named person in connection with the Company’s 401(k) Retirement Plan, vacation pay and car allowance.

[3]	Mr. Leason resigned as Chairman of the Board and Chief Executive Officer in October 1997, was re-elected as Chairman of the Board in October 1999 and subsequently resigned as a Director and Chairman of the Board in July 2000.

Employment Agreements

The Company has an employment and termination agreement with the Chief Executive Officer, under which the employee may receive severance pay through the end of the term of the contract or up to twelve months. Total compensation under this agreement in the event of employment through the full term would be approximately $135,000 for fiscal year ending 2002.

Stock Options

The following table sets forth certain information concerning stock options granted to the persons named in the Summary Compensation Table during the last fiscal year and unexercised stock options held by such persons at the end of such fiscal year.

Option Grants in Fiscal 2001
Individual Grants

	Number of Securities	% of Total Options
	Underlying	Granted to	Exercise or
	Options	Employees in	Base Price	Expiration
Name[1]	Granted(#)	Fiscal Year	($/Sh)	Date

Hayden Leason	—	—	—	—
Richard D. Kurtz	150,000	28%	$3.1875	08/25/10
Brock Koren	50,000	9%	$3.1875	08/25/10

[1]	See “Summary Compensation Table” and Item 9 “Directors and Executive Officers” for principal position.

The following tables set forth certain information concerning stock options granted to and exercised by the persons named in the Summary Compensation Table during the last fiscal year and unexercised stock options held by such persons at the end of such fiscal year.

Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-the-Money Options at
	Shares Acquired on		Options at Fiscal Year End(#)	Fiscal Year End ($)
Name[1]	Exercise (#)	Value Realized	Exercisable/Unexercisable	Exercisable/Unexercisable

Hayden Leason	—	—	—/—	—/—

Richard D. Kurtz	—	—	162,500/12,500	—/—

Brock Koren	—	—	115,000/210,000	$4,000/$15,000

[1]	See “Summary Compensation Table” and Item 9 “Directors and Executive Officers” for principal position.

Compensation of Directors

In October 1995, the Board of Directors eliminated the accrual or payment of all fees including all annual fees, meeting fees and any payment for services as the Chairman or Member of any Committee of the Board of Directors except for reasonable travel expenses. In March 2000, the Board of Directors voted to re-establish a directors’ fee in the amount of $2,500, payable to each director, for each meeting attended. The fee is paid to each non-employee director, with the exception of Hayden Leason, Chairman of the Board, who voluntarily waived his fee during his tenure. In addition, all directors, including employee directors, are reimbursed for reasonable travel expenses incurred in connection with their attending meetings of the Board of Directors and committees. In January 1998, the Board reinstated participation in the 1991 Special Directors Stock Option Plan, which had also been suspended in October 1995, other than initial grants for new directors. Each of the directors who is not an employee of the Company is eligible for grants of stock options upon their appointment to the Board of Directors and on an annual basis so long as they remain on the Board under the 1991 Special Directors Stock Option Plan. Directors are also eligible for discretionary stock option grants under the Company’s 2000 Stock Option Plan. Directors who are also officers of the Company or its affiliates do not receive cash compensation in consideration for their services as directors.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 25, 2001, certain information concerning the holdings of each person who was known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Class A or Class B Common Stock of the Company, by each director and executive officers and by all directors and officers as a group.

	Class A Common Stock

		Shares Under
	Shares	Exercisable	Percent
	Owned	Options/Warrants[1]	Voting[2]

James A. Delaney III[3]	632,800	—	5.0

Richard D. Kurtz[4]	—	162,500	1.3

Brock Koren[4]	—	155,000	1.3

M. Scott Farese[4]	—	113,500	.9

Stephen P. Soltwedel[4]	—	112,500	.9

Hayden Leason	—	—	—

Paul Sharman[4]	—	38,500	.3

Susan A. Schmidt[4]	500	20,000	.1

Directors & Officers as a Group	500	602,000	4.7

[1]	Includes shares under options exercisable on March 25, 2001 and options which become exercisable within 60 days thereafter.

[2]	Represents voting power assuming beneficial owner exercises all exercisable options and warrants.

[3]	The address of this shareholder is 633 Ardsley Road, Winnetka, IL 60093

[4]	The address of this shareholder is c/o Advanced Photonix, Inc. 1240 Avenida Acaso, Camarillo, CA 93012.

Item 12. Certain Relationships and Related Transactions

      See Item 10. Executive Compensation.

PART IV

Item 13.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following is a list of the financial statement schedules and exhibits filed herewith.

(1)	Financial Statements: No financial statements have been filed with this Form 10-KSB other than those listed in Item 7.

(2)	Financial Statement Schedules: Schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are disclosed in the accompanying consolidated financial statements, or are inapplicable and, therefore, have been omitted.

(3)	Reports on Form 8-K: None.

(4)	Exhibits:

Exhibit
No.	Description

3.1	Certificate of Incorporation of the Registrant, as amended. — incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 23, 1990

3.1.1	Amendment to Certificate of Incorporation of the Registrant, dated October 29, 1992 — incorporated by reference to the Registrant’s March 31, 1996 Annual Report on Form 10-K

3.1.2	Amendment to Certificate of Incorporation of the Registrant, dated September 9, 1992 — incorporated by reference to the Registrant’s March 31, 1996 Annual Report on Form 10-K

3.2	By-laws of the Registrant, as amended — incorporated by reference to the Registrant’s March 31, 1996 Annual Report on Form 10-K

10.1*	Advanced Photonix, Inc. 1991 Special Directors Stock Option Plan — incorporated by reference to Exhibit 10.9 to the Registrant’s March 31, 1991 Annual Report on Form 10-K

10.2*	Advanced Photonix, Inc. 1990 Incentive Stock Option and Non-Qualified Stock Option Plan — incorporated by reference to Exhibit No. 10.11 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 23, 1990

Exhibit
No.	Description

10.3*	Advanced Photonix, Inc. 1997 Employee Stock Option Plan — incorporated by reference to Exhibit 10.13 to the Registrant’s March 30, 1997 Annual report on Form 10-K

10.4*	Amendment No. 1 to 1997 Employee Stock Option Plan of Advanced Photonix, Inc. — incorporated by reference to Exhibit 10.14 to the Registrant’s December 28, 1997 Quarterly report on Form 10-Q

10.5*	Advanced Photonix, Inc. 2000 Stock Option Plan — incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8, filed with the Securities and Exchange Commission on March 15, 2001

10.6	Employment Agreement dated January 1, 2000, between Advanced Photonix, Inc. and Brock Koren — incorporated by reference to Exhibit 10.8 to the Registrant’s March 26, 2000 Annual Report on Form 10-KSB

10.9	Lease Agreement dated February 23, 1998 between Advanced Photonix, Inc. and High Tech No. 1, Ltd. — incorporated by reference to Exhibit 10.9 to the Registrant’s March 29, 1998 Annual Report on Form 10-K

10.10	Form of Indemnification Agreement provided to Directors and Principal Officers of Advanced Photonix, Inc. — incorporated by reference to Exhibit 10.15 to the Registrant’s December 28, 1997 Quarterly report on Form 10-Q

21	List of Subsidiaries of Registrant — incorporated by reference to Exhibit 22 to the Registrant’s March 31, 1993 Annual Report on Form 10-K

* Constitutes a compensation plan or arrangement required to be filed as part of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED PHOTONIX, INC.

	By:	/s/ Brock Koren

Brock Koren, President & Chief Executive Officer

Date: June 20, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard D. Kurtz Richard D. Kurtz	Chairman of the Board	June 20, 2001

/s/ Brock Koren Brock Koren	President and Chief Executive Officer	June 20, 2001

/s/ M. Scott Farese M. Scott Farese	Director	June 20, 2001

/s/ Stephen P. Soltwedel Stephen P. Soltwedel	Director	June 20, 2001

/s/ Susan A. Schmidt Susan A. Schmidt	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	June 20, 2001