Form 10QSB
period 2001-06-24
ADVANCED PHOTONIX INC
filed 2001-08-07
CIK 869986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 24, 2001

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

On August 6, 2001, 12,207,648 shares of Class A Common Stock, $.001 par value, and 31,691 shares of Class B Common Stock, $.001 par value, were outstanding.

                             ADVANCED PHOTONIX, INC.

                                      INDEX


                                                                        PAGE
PART I     FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

             Balance Sheet at June 24, 2001                             3 - 4

             Statements of Operations for the three
             month periods ended June 24, 2001 and June 25, 2000          5

             Statements of Cash Flows for the three
             month periods ended June 24, 2001 and June 25, 2000          6


           Notes to Financial Statements                                7 - 8

  Item 2.  Management's Discussion and Analysis                         9 - 11


PART II    OTHER INFORMATION                                             12

           SIGNATURES                                                    12



                             ADVANCED PHOTONIX, INC.

                                  BALANCE SHEET
                                AT JUNE 24, 2001
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash and cash equivalents                                                               $      4,922,000
Accounts receivable, less allowance of $6,000                                                  1,043,000
Inventories                                                                                    2,219,000
Prepaid acquisition costs                                                                        448,000
Prepaid expenses and other current assets                                                         94,000
                                                                                        -------------------------
         Total Current Assets                                                                  8,726,000
                                                                                        -------------------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost                                                  3,391,000
Less accumulated depreciation and amortization                                                (2,873,000)
                                                                                        -------------------------
         Equipment and Leasehold Improvements, net                                               518,000
                                                                                        -------------------------

OTHER ASSETS
Goodwill, net of accumulated amortization of $328,000                                            508,000
Patents, net of accumulated amortization of $38,000                                               22,000
Other                                                                                             24,000
                                                                                        -------------------------
         Total Other Assets                                                                      554,000
                                                                                        -------------------------
TOTAL ASSETS                                                                            $      9,798,000

                                                                                        =========================

                             ADVANCED PHOTONIX, INC.

                            BALANCE SHEET - Continued
                                AT JUNE 24, 2001
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                                        $        258,000
Accrued expenses:
         Salaries and employee benefits                                                          216,000
         Other                                                                                    45,000
                                                                                        -------------------------
         Total Current Liabilities                                                               519,000
                                                                                        -------------------------

COMMITMENTS AND CONTINGENCIES
Class A redeemable convertible preferred stock, $.001 par value;                                  32,000
         780,000 shares authorized; 40,000 shares issued and outstanding

SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value; 10,000,000 shares authorized;
          780,000 shares designated Class A redeemable convertible;                                 --
          no shares issued and outstanding
Class A common stock, $.001 par value; 50,000,000 shares authorized;                              12,000
          12,207,648 shares issued and outstanding
Class B common stock, $.001 par value; 4,420,113 shares authorized;                                 --
          31,691 shares issued and  outstanding
Additional paid-in capital                                                                    26,573,000
Accumulated Deficit                                                                          (17,338,000)
                                                                                        -------------------------
         Total Shareholders' Equity                                                            9,279,000
                                                                                        -------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $      9,798,000
                                                                                        =========================


                                                  See notes to financial statements.

                             ADVANCED PHOTONIX, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

  For the three month periods ended                         June 24, 2001           June 25, 2000
  --------------------------------------------------     -------------------     -------------------

  SALES                                                    $    1,831,000          $    1,662,000

  Cost of Goods Sold                                              918,000                 961,000
                                                         -------------------     -------------------

  GROSS PROFIT                                                    913,000                 701,000

  Research and development expenses                               130,000                 109,000
  Sales and marketing expenses                                    256,000                 226,000
  General and administrative expenses                             261,000                 246,000
                                                         -------------------     -------------------

  INCOME FROM OPERATIONS                                          266,000                120,000
                                                         -------------------     -------------------

  OTHER INCOME
  Interest income                                                  89,000                 74,000
                                                         -------------------     -------------------

  NET INCOME                                               $      355,000          $     194,000
                                                         ===================     ===================

  Basic and Diluted Earnings Per Share                             $ 0.03                 $ 0.02

  Weighted Average Shares Outstanding                          12,239,000             12,167,000



                                        See notes to financial statements.


                             ADVANCED PHOTONIX, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

For the three month periods ended                                                June 24, 2001          June 25, 2000
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                      $    355,000             $    194,000
Adjustments to reconcile net income to net cash provided by
(used by) operating activities:
     Depreciation                                                                     54,000                   56,000

     Amortization                                                                     10,000                   11,000

Changes in assets and liabilities:
     Short-term investments                                                        1,082,000                 (634,000)
     Accounts receivable                                                             124,000                  128,000
     Inventories                                                                    (492,000)                (150,000)
     Prepaid expenses and other current assets
                                                                                      40,000                   39,000
     Other assets                                                                     (1,000)                   --
     Accounts payable and accrued expenses                                            (4,000)                (212,000)
                                                                                ---------------         ---------------

  Net cash provided by (used by) operating activities                              1,168,000                 (568,000)

                                                                                ---------------         ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                (135,000)                  (7,000)
Prepaid acquisition costs                                                            (18,000)                (235,000)
                                                                                ---------------         ---------------
  Net cash used by investing activities                                             (153,000)                (242,000)
                                                                                ---------------         ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options                                                --                      95,000
                                                                                ---------------         ---------------
  Net cash provided by financing activities                                            --                      95,000
                                                                                ---------------         ---------------

NET INCREASE (DECREASE) IN CASH                                                    1,015,000                 (715,000)
  AND CASH EQUIVALENTS
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                   3,907,000                3,309,000
                                                                                ---------------         ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $  4,922,000             $  2,594,000
                                                                                ===============         ===============


                                                  See notes to financial statements.


                             ADVANCED PHOTONIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 24, 2001
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the three month period ended June 24, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending March 24, 2002. For further information, refer to the financial statements and notes thereto included in the Advanced Photonix, Inc. Annual Report on Form 10-KSB for the fiscal year ended March 25, 2001.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Net Income (Loss) Per Share: Net income (loss) per share is based on the weighted average number of common shares outstanding. Such weighted average shares were approximately 12,239,000 at June 24, 2001 and 12,167,000 at June 25, 2000. Net income (loss) per share calculations are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" (SFAS
128). Accordingly, "basic" net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the year. "Diluted" net income (loss) per share has not been presented in the financial statements as the impact is either not material or anti-dilutive. The impact of Statement 128 on the calculation of earnings per share is as follows:

                                                        Three Months Ended
         BASIC                                             June 24, 2001
         -----                                          ------------------
         Average Shares Outstanding                         12,239,000
         Net Income                                            355,000
         Basic Earnings Per Share                            $    0.03

         DILUTED
         -------
         Average Shares Outstanding                         12,239,000
         Net Effect of Dilutive Stock Options
           based on the treasury stock method                   66,500
           using average market price
         Total Shares                                       12,305,500
         Net Income                                            355,000
         Diluted Earnings Per Share                          $    0.03

         Average Market Price of Common Stock                $   0.986
         Ending Market Price of Common Stock                 $   0.920

The following stock options granted to Company employees, directors, and former owners were excluded from the calculation of earnings per share in the financial statements because they were either anti-dilutive or immaterial for the periods reported:

                      No. of Shares               Exercise Price
                    Underlying Options               Per Share
                --------------------------   -----------------------
                          8,000                       .5000
                         92,000                       .5630
                            500                       .6250
                          3,000                       .6875
                         92,000                       .7500
                         50,000                      1.0000
                         13,300                      1.1875
                         65,200                      1.2500
                          4,000                      1.5000
                          2,000                      1.6250
                         44,000                      1.8750
                         43,100                      2.5000
                          4,000                      3.0000
                            500                      3.0940
                        400,000                      3.1875
                         25,000                      5.3440
                --------------------------   -----------------------
                        846,600
                ==========================   =======================


Inventories:  Inventories consist of the following:

                                                   June 24, 2001
                                               ---------------------

          Raw materials                            $   739,000
          Work in progress                           1,160,000
          Finished products                            320,000
                                               ---------------------
                                                   $ 2,219,000
                                               =====================

Item 2. Management's Discussion and Analysis

RESULTS OF OPERATIONS

NET PRODUCT SALES
Net product sales for the first quarter of fiscal year 2002 ("Q1 02") were $1,831,000, an increase of $169,000 or 10% from revenues of $1,662,000 for the first quarter of fiscal year 2001 ("Q1 01").

Compared to Q1 01, the increase in net revenues for the period was primarily due to increased sales to companies in the medical equipment and medical imaging markets, which were partially offset by a reduction in sales to the automotive electronic market. In recent years, sales to the medical markets have steadily increased, due to continuous improvements made by medical equipment manufacturers in technology and design, resulting in increased demand for the Company's products in those markets. Sales to the medical markets in Q1 02 represented 21% of total net sales, as compared to 6% in Q1 01. In addition, sales to the military and aerospace markets remained strong for Q1 02, comprising 31% of total net sales for the period, as compared to 33% for the same period of the prior year. While the Company continues to anticipate increasing volume from sales of its proprietary LAAPD products as markets begin to implement more sophisticated technology, it expects more rapid growth to be seen in the sales of its commercial and core product lines during the remainder of fiscal year 2002 and expects that the overall current growth rate is indicative of what can be expected for the remainder of the year.


COSTS AND EXPENSES
Cost of product sales decreased by $43,000 in Q1 02 compared to Q1 01. As a result of increased revenues, cost of product sales as a percentage of net sales decreased by 8% and gross profit margin on net product sales increased 8 percentage points to 50% as compared to 42% in Q1 01. The increase in gross margin for the quarter is primarily attributable to higher margins associated with the current product mix and to improved efficiencies associated with higher sales volume. In addition, the Company has implemented several cost cutting measures in its continuing efforts to streamline the manufacturing process and to reduce production overhead, accounting for approximately 39% of the cost savings. Due to the variability in product mix, it is expected that cost of product sales as a percentage of net sales will increase slightly during the remainder of the year, thus causing a slight reduction in overall gross margin as a percentage of net sales.

Research and development costs increased by $21,000 (19%) to $130,000 in Q1 02 as compared to Q1 01. The increase in R&D costs is primarily due to variable expenditures associated with current development projects, including the continual improvement of the Company's current line of LAAPD and core business products. As they have in the past, R&D costs may continue to vary significantly, due to the level of activity associated with development contracts as well as the number and complexity of new process and product development projects, the qualification of new process developments and customer evaluation and acceptance of new products.

Marketing and sales expenses increased by $30,000 (13%) to $256,000 in Q1 02 as compared to Q1 01. The Company expects continued increases in its marketing and sales expenses for the remainder of the year, as a new Director of Sales was hired in April 2001 and higher commission expenses are anticipated as a result of increased sales.

General and administrative expenses increased slightly (6%) to $261,000 in Q1 02 as compared to $246,000 in Q1 01. The Company anticipates general and administrative expenses will continue to increase during the remainder of the year, due to projected increases in employee benefit and utility costs.

Interest income in Q1 02 was $89,000, or $15,000 higher than the $74,000 reported in Q1 01. The increase in interest income was due primarily to the sale of corporate bonds which were held at year end, resulting in the recognition of $29,000 in interest income previously recorded as unrealized gain on investments. This amount was partially offset by lower income resulting from lower interest rates available during the current quarter, as compared to the prior year.

Net income for Q1 02 was $355,000, an increase of $161,000 or 83%, over $194,000 reported in Q1 01.

FINANCIAL CONDITION

At June 24, 2001, the Company had cash and cash equivalents of $4.9 million, no short-term investments, and working capital of $8.2 million. Due to declining interest rates available on securities available to the Company pursuant to its investment policy, the Company held no short-term investments at June 24, 2001. Rather, the Company was able to achieve higher yields on more liquid money market accounts and thus transferred excess available cash to such instruments.

The Company's cash, cash equivalents and short-term investments decreased by $67,000, including $29,000 in recognized interest income previously reported as unrealized gain on short term investment, during the three months ended June 24, 2001. Cash of $57,000 was obtained through operating activities (before cash provided by short-term investments). Operating expenditures were impacted by increases in raw materials and work in process inventories totaling $492,000, due to several contracts requiring advance expenditures for materials, engineering and production charges which were not scheduled to ship during Q1 02; such orders are scheduled to ship throughout the remainder of the year.

Cash of $135,000 was used for capital equipment, compared to $7,000 during the same period of the prior year. Computer hardware and software purchases accounted for $98,000 of the increase in capital spending; the remainder was due to expenditures required for manufacturing equipment upgrades and replacements. The Company expects that cash outlays for capital items will continue to increase during 2002, as plans to purchase additional machinery and the completion of the computer system upgrades are scheduled throughout the remainder of the year.

Cash of $18,000 was paid as prepaid acquisition costs, representing additional costs incurred by the Company in connection with the examination of a possible business combination with Jenner Biotherapies, Inc.. The investigation is continuing and the costs incurred in connection with the potential transaction will be expensed if a business combination is not consummated. To date, such prepaid acquisition costs total $448,000.

In the past, the Company has maintained a revolving line of credit agreement when needed. Based on current projections and available cash reserves, the Company does not foresee an immediate need for borrowing and has therefore elected to forego the costs for maintaining a line of credit at this time. The Company believes that it would be most efficient to establish a line when the situation warrants.

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

(a)  Exhibits
      None

(b)  Reports on Form 8-K
      None

                                   SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                        Advanced Photonix, Inc.
                                        -------------------------------
                                        (Registrant)


Date:    August 7, 2000                 /s/ Susan A. Schmidt
         --------------                 -------------------------------
                                        Susan A. Schmidt
                                        Chief Financial Officer and Secretary