Form 10QSB
period 2001-09-23
ADVANCED PHOTONIX INC
filed 2001-11-07
CIK 869986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 23, 2001

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

                     1240 Avenida Acaso, Camarillo, CA 93012

                                 (805) 987-0146



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On November 5, 2001, 12,211,648 shares of Class A Common Stock, $.001 par value, and 31,691 shares of Class B Common Stock, $.001 par value, were outstanding.

                             ADVANCED PHOTONIX, INC.

                                      INDEX


                                                                          PAGE
PART I      FINANCIAL INFORMATION

  Item 1.   Financial Statements (Unaudited)                             3 - 6

            Balance Sheet at September 23, 2001                          3 - 4

            Statements of Operations for the three and six month
            periods ended September 23, 2001 and September 24, 2000        5

            Statements of Cash Flows for the six month periods
            ended September 23, 2001 and September 24, 2000                6

            Notes to Financial Statements                                7 - 8

  Item 2.   Management's Discussion and Analysis                         9 - 11


PART II     OTHER INFORMATION                                             12

            SIGNATURES                                                    13



                             ADVANCED PHOTONIX, INC.

                                  BALANCE SHEET
                              AT SEPTEMBER 23, 2001
                                   (UNAUDITED)


-----------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                   $ 4,793,000
Accounts receivable, less allowance of $6,000                                 1,123,000
Inventories                                                                   2,231,000
Prepaid expenses and other current assets                                        86,000
                                                                            -------------
             Total Current Assets                                             8,233,000
                                                                            -------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost                                 3,575,000
Less accumulated depreciation and amortization                               (2,923,000)
                                                                            -------------
             Total Equipment and Leasehold Improvements                         652,000
                                                                            -------------

OTHER ASSETS
Goodwill, net of accumulated amortization of $336,000                           500,000
Patents, net of accumulated amortization of $39,000                              25,000
Other                                                                            24,000
                                                                            -------------
             Total Other Assets                                                 549,000
                                                                            -------------
TOTAL ASSETS                                                                $ 9,434,000
                                                                            =============


                             ADVANCED PHOTONIX, INC.

                            BALANCE SHEET - Continued
                              AT SEPTEMBER 23, 2001
                                   (UNAUDITED)

-----------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                            $   246,000
Accrued expenses:
         Salaries and employee benefits                                         208,000
         Other                                                                  207,000
                                                                            -------------
             Total Current Liabilities                                          661,000
                                                                            -------------

COMMITMENTS AND CONTINGENCIES
Class A redeemable convertible preferred stock, $.001 par value;                 32,000
         780,000 shares authorized; 40,000 shares issued and outstanding
SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value; 10,000,000 shares authorized;
         780,000 shares designated Class a redeemable convertible;                 --
         no shares issued and outstanding
Class A common stock, $.001 par value; 50,000,000 shares authorized;             12,000
         12,211,648 shares issued and outstanding
Class B common stock, $.001 par value; 4,420,113 shares authorized;                --
         31,691 shares issued and outstanding

Additional paid-in capital                                                   26,576,000
Accumulated Deficit                                                         (17,847,000)
                                                                            -------------
             Total Shareholders' Equity                                       8,773,000
                                                                            -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 9,434,000
                                                                            =============


                       See notes to financial statements.




                             ADVANCED PHOTONIX, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months Ended                             Six Months Ended
                                         --------------------------------------------  --------------------------------------------
                                          September 23, 2001     September 24, 2000     September 23, 2001     September 24, 2000
                                         ---------------------  ---------------------  ---------------------  ---------------------

SALES                                            $1,809,000            $1,768,000             $3,640,000            $3,431,000
Cost of goods sold                                1,100,000             1,138,000              2,018,000             2,100,000
                                         ---------------------  ---------------------  ----------------------  --------------------
GROSS PROFIT                                        709,000               630,000              1,622,000             1,331,000

Research and development expenses                   124,000               126,000                254,000               235,000
Marketing and sales expenses                        214,000               246,000                470,000               472,000
General and administrative expenses                 295,000               301,000                556,000               547,000
Acquisition investigation expenses                  630,000                  --                  630,000                  --
                                         ---------------------  ---------------------  ----------------------  --------------------

INCOME (LOSS) FROM OPERATIONS                      (554,000)              (43,000)              (288,000)               77,000

                                         ---------------------  ---------------------  ----------------------  --------------------

OTHER INCOME
Interest income                                      48,000                72,000                137,000               146,000
Other, net                                           (2,000)               (4,000)                (2,000)               (4,000)
                                         ---------------------  ---------------------  ----------------------  --------------------
TOTAL OTHER INCOME                                   46,000                68,000                135,000               142,000
                                         ---------------------  ---------------------  ----------------------  --------------------

NET INCOME (LOSS)                               ($  508,000)           $   25,000             ($ 153,000)           $  219,000

                                         =====================  =====================  ======================  ====================

Basic and Diluted Earnings (Loss)                  ( $ .04)                $ .00                 ($ .01)                $ .02
  Per Share
Weighted Average Shares Outstanding              12,242,000            12,223,000             12,240,000            12,154,000




                       See notes to financial statements.




                             ADVANCED PHOTONIX, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

For the six month periods ended                                                    September 23, 2001        September 24, 2000
--------------------------------------------------------------------------------------------------------  ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                                      ($ 153,000)                $ 219,000
Adjustments to reconcile net income to net cash provided by
(used by) operating activities:
     Depreciation                                                                         104,000                   113,000

     Amortization                                                                          17,000                    21,000

     Write off of prepaid acquisition costs, net of $200,000 cash expended                430,000                      --

Changes in assets and liabilities:
     Short-term investments                                                             1,082,000                (1,581,000)

     Accounts receivable                                                                   44,000                   157,000

     Inventories                                                                         (504,000)                 (165,000)

     Prepaid expenses and other current assets                                             47,000                    38,000

     Other assets                                                                          (1,000)                     --

     Accounts payable and accrued expenses                                                137,000                  (267,000)

                                                                                  ----------------------  ------------------------
  Net cash provided by (used by) operating activities                                   1,203,000                (1,465,000)
                                                                                  ----------------------  ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                     (320,000)                  (38,000)

Prepaid acquisition costs                                                                    --                    (430,000)

                                                                                  ----------------------  ------------------------
  Net cash provided by (used by) investing activities                                    (320,000)                 (468,000)
                                                                                  ----------------------  ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options                                                     3,000                   148,000

                                                                                  ----------------------  ------------------------
  Net cash provided by financing activities                                                 3,000                   148,000
                                                                                  ----------------------  ------------------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                        886,000                (1,785,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        3,907,000                 3,309,000
                                                                                  ----------------------  ------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 4,793,000               $ 1,524,000
                                                                                  ======================  ========================
                       See notes to financial statements.


                             ADVANCED PHOTONIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               September 23, 2001
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the six month period ended September 23, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending March 24, 2002. For further information, refer to the financial statements and notes thereto included in the Advanced Photonix, Inc. Annual Report on Form 10-KSB for the fiscal year ended March 25, 2001.



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Income (Loss) Per Share: Net income (loss) per share is based on the weighted average number of common shares outstanding. Such weighted average shares were approximately 12,240,000 at September 23, 2001 and 12,154,000 at September 24, 2000. Net income (loss) per share calculations are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" (SFAS 128). Accordingly, "basic" net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the year. "Diluted" net income (loss) per share has not been presented in the financial statements as the impact is either not material or anti-dilutive. The impact of Statement 128 on the calculation of earnings per share is as follows:
                                                      Six Months Ended
         BASIC                                       September 23, 2001
         ---------------------------                 ------------------
         Average Shares Outstanding                       12,240,000
         Net Loss                                           (153,000)
         Basic Loss Per Share                                ($ 0.01)

The following stock options granted to Company employees and directors were excluded from the calculation of earnings per share in the financial statements because they were anti-dilutive:
                 No. of Shares                 Exercise Price
               Underlying Options                Per Share
            ------------------------        ---------------------
                      8,000                        .5000
                     88,000                        .5630
                        500                        .6250
                      3,000                        .6875
                     88,000                        .7500
                     50,000                       1.0000
                     13,900                       1.1875
                     59,200                       1.2500
                      4,000                       1.5000
                      4,000                       1.6250
                     44,000                       1.8750
                     35,600                       2.5000
                      8,000                       3.0000
                        500                       3.0940
                    400,000                       3.1875
                     25,000                       5.3440
            ------------------------        ---------------------
                    831,700
            ========================        =====================


Inventories:  Inventories consist of the following:

                                              September 23, 2001
                                            ---------------------

          Raw materials                           $  610,000
          Work in progress                         1,301,000
          Finished products                          320,000
                                            ---------------------
                                                 $ 2,231,000
                                            =====================

Item 2. Management's Discussion and Analysis

RESULTS OF OPERATIONS
-----------------------
NET PRODUCT SALES
The Company's net product sales for the second quarter ("Q2 02") and six month period ("YTD 02") ended September 23, 2001, were $1.8 million and $3.6 million, respectively. As compared to the second quarter and six month period of the prior year ("Q2 01" and "YTD 01"), net sales increased by 2% and 6%, respectively.

The increase in net revenues for the quarter was primarily due to higher volume in the military aerospace market, which was partially offset by a reduction in revenues from the industrial sensing market. Sales to the military aerospace markets increased by approximately 47% for Q2 02 and 25% for YTD 02 when compared to the same periods in the prior year. Total revenues from the military aerospace market accounted for 48% of total revenues for Q2 02 and 39% of total revenues for YTD 02, as compared to 33% for both Q2 01 and YTD 01. On an ongoing basis, the Company has continued to compete for military aerospace contracts, which are dependent on funding from the United States government. The Company attributes its recent increases in military aerospace revenues to improved competitiveness and overall increases in government spending. Although military revenues have fluctuated significantly in the past, the Company anticipates continued increases in military aerospace revenues as additional government military programs are approved.

In addition to the military aerospace market, the Company has seen continued increases in the medical equipment and imaging markets. As compared to YTD 01, sales to the medical markets increased by 73% for YTD 02 and accounted for 18% of total revenues, as compared to 11% of total revenues in the prior year. Continuous improvements made by medical equipment manufacturers in technology and design have resulted in increased demand for the Company's products in those markets. The Company attributes the increased demand to its custom design capabilities and the ability to design components which can be easily adapted to the rapidly changing requirements of the marketplace.

COSTS AND EXPENSES
Cost of product sales decreased by $38,000 (3%) during Q2 02 and by $82,000 (4%) during YTD 02 as compared to Q2 01 and YTD 01, respectively. As a result, gross profit margin increased by 3 percentage points to 39% in Q2 02 as compared to Q2 01 and by 6 percentage points to 45% for YTD 02 as compared to YTD 01. A number of factors are responsible for the improved margins, including greater efficiencies of scale associated with higher sales volume and the effects of several cost cutting measures implemented by the Company in an effort to streamline the manufacturing process and reduce production overhead.

Research and development costs decreased only slightly (2%) in Q2 02 as compared to Q2 01. Year to date, research and development costs have increased by $19,000 (8%) compared to the prior year. The increase year to date is primarily due to variable expenditures associated with current development projects, including the continual improvement of the Company's current line of LAAPD and core business products. As described in the past, R&D costs may continue to vary significantly, due to the level of activity associated with development contracts as well as the number and complexity of new process and product development projects, the qualification of new process developments and customer evaluation and acceptance of new products.

Marketing and sales expenses decreased by $32,000 (13%) to $214,000 in Q2 02 compared to Q2 01 and by $2,000 (<1%) to $470,000 in YTD 02 compared to YTD 01. The decrease for the period is due to decreased staffing and advertising expenses, as compared to the prior year. Although the Company has not reduced its advertising budget for the year, the timing and placement of ads has changed from last year in an effort to broaden the potential customer base by targeting specific publications and issues. The Company continues to focus on its plan of increased print media advertising and trade show attendance and does not anticipate any notable fluctuations in overall marketing and sales expenses for the remainder of the year.

General and administrative expenses remained relatively consistent with the prior year, decreasing only slightly, by $6,000 (2%) to $295,000 in Q2 02 compared to Q2 01 and increasing by $9,000 (2%) to $556,000 in YTD 02 compared to YTD 01. While the Company has implemented several overall cost cutting efforts and continues to monitor G & A costs very closely, the savings to date have been offset by increases in employee benefit and utility costs. The Company expects G & A expenses to remain stable throughout the remainder of the year and does not anticipate any material fluctuations, except for those expenses which may arise as a result of the Company's investigation of potential acquisitions.

Acquisition investigation expenses of $630,000 were recognized in the current quarter in conjunction with the Company's termination of its planned merger with Jenner Biotherapies, Inc. (Jenner). The merger was terminated by the mutual consent of both parties as a result of developments affecting a license agreement between Jenner and a third-party pharmaceutical company. The third-party licensee, a Japanese pharmaceutical company, announced that it was reevaluating its commitment to the original license agreement, which was an integral element in the merger agreement between Jenner and the Company. Consequently, the Company abandoned the merger transaction, as it was determined that changes in the third-party license agreement would adversely affect the ultimate prospects of the merger. Approximately $448,000 of the total expense recognized was previously reported as prepaid acquisition costs.

Interest income in Q2 02 was $48,000, or $24,000 lower than Q2 01. Interest income for YTD 02 was $137,000, or $9,000 lower than the same period in the prior year. The decrease in interest income is primarily due to lower interest rates available during the current year, as compared to the prior year.

The Company reported a net loss of ($508,000) and ($153,000) for Q2 02 and YTD 02, respectively. Excluding the impact of acquisition investigation expenses, net income for Q2 02 was $122,000 or $97,000 higher than net income of $25,000 in Q2 01 and net income for YTD 02 was $477,000 or $258,000 higher than net income of $219,000 reported for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
---------------------------------
At September 23, 2001, the Company had cash and cash equivalents of $4.8 million, no short-term investments, and working capital of $7.6 million. Due to declining interest rates available on securities available to the Company pursuant to its investment policy, the Company held no short-term investments at September 23, 2001. Rather, the Company was able to achieve higher yields on more liquid money market accounts and thus transferred excess available cash to such instruments.

The Company's cash, cash equivalents and short-term investments decreased by $196,000 during the six months ended September 23, 2001. $3,000 was obtained through the exercise of stock options. $121,000 was obtained through operating activities (before cash provided by short-term investments and including the write off of prepaid acquisition costs). Operating expenditures were affected mainly by the impact of acquisition investigation expenses and increased inventories.

Expenses of $430,000, previously reported as prepaid acquisition costs, were expensed during the current period as they represented costs incurred by the Company in connection with the examination of a possible business combination with Jenner Biotherapies, Inc.. Based on material changes to the proposed merger, the agreement was terminated and the corresponding total expenses to date of $630,000 (including $430,000 of prepaid acquisition costs) were recognized in the current quarter.

Raw materials and work in process inventories increased a total of $504,000, due to several contracts requiring advance expenditures for materials, engineering and production charges which are scheduled to ship throughout the remainder of the year.

Cash of $320,000 was used for capital equipment, compared to $38,000 during the same period of the prior year. Computer hardware and software purchases accounted for $259,000 of the increase in capital spending; the remainder was due to expenditures required for manufacturing equipment upgrades and replacements. The Company expects that cash outlays for capital items will continue to increase slightly during 2002, as plans to purchase additional machinery and the completion of the computer system upgrades are scheduled throughout the remainder of the year.

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


FORWARD LOOKING STATEMENTS
The information contained herein includes forward looking statements that are based on assumptions that management believes to be reasonable but are subject to inherent uncertainties and risks including, but not limited to, unforeseen technological obstacles which may prevent or slow the development and/or manufacture of new products, limited (or slower than anticipated) customer acceptance of new products which have been and are being developed by the Company (particularly its LAAPD product line), fluctuations in the level of government spending for military programs, the availability of other competing technologies and a decline in the general demand for optoelectronic products.

                            PART II OTHER INFORMATION

Items 1 - 3
     None.

Item 4   Submission of Matters to a Vote of Security Holders:
     The Company's Annual Stockholders Meeting was held on August 17, 2001. The following persons were re-elected to the Company's Board of Directors to serve until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

                                             FOR              WITHHELD
                                      ------------------ -------------------
        Richard D. Kurtz                  10,668,291           263,278

        Brock Koren                       10,739,836           191,733

        M. Scott Farese                   10,671,561           260,008

        Stephen P. Soltwedel              10,678,961           252,608


Item 5   Other Information
(a) In accordance with the requirements of Rule 14a-4(c) of the Securities Exchange Act of 1934, in order for shareholder proposals submitted outside Rule 14a-8 to be timely for purposes of the Company's 2002 Annual Meeting of Shareholders within the meaning of Rule 14a-4(c), such proposals must be received by the Company no later than the close of business on March 18, 2002.

Item 6   Exhibits and Reports on Form 8-K
(a)  Exhibits
     None.

(b)  Reports on Form 8-K
     None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Advanced Photonix, Inc.
                                        ---------------------------------
                                        (Registrant)


Date:    November 6, 2001               /s/ Susan A. Schmidt
         -----------------              ---------------------------------
                                        Susan A. Schmidt
                                        Chief Financial Officer and Secretary


                                        /s/ Brock Koren
                                        ---------------------------------
                                        Brock Koren
                                        President & Chief Executive Officer