Form 10QSB
period 2001-12-23
ADVANCED PHOTONIX INC
filed 2002-02-06
CIK 869986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 23, 2001

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

                     1240 Avenida Acaso, Camarillo, CA 93012

                                 (805) 987-0146



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On February 1, 2002, 12,211,648 shares of Class A Common Stock, $.001 par value, and 31,691 shares of Class B Common Stock, $.001 par value, were outstanding.

                             ADVANCED PHOTONIX, INC.

                                      INDEX


                                                                          PAGE
PART I      FINANCIAL INFORMATION

  Item 1.   Financial Statements (Unaudited)

            Balance Sheet at December 23, 2001                            3 - 4

            Statements of Operations for the three and nine month
              periods ended December 23, 2001 and December 24, 2000         5

            Statements of Cash Flows for the nine month periods
              ended December 23, 2001 and December 24, 2000                 6

            Notes to Financial Statements                                 7 - 8

  Item 2.   Management's Discussion and Analysis
                                                                          9 - 11

PART II     OTHER INFORMATION                                              12

            SIGNATURES                                                     13



                             ADVANCED PHOTONIX, INC.

                                  BALANCE SHEET
                              AT DECEMBER 23, 2001
                                   (UNAUDITED)


---------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                   $           4,509,000
Accounts receivable, less allowance of $6,000                                           1,128,000
Inventories                                                                             2,310,000
Prepaid expenses and other current assets                                                 134,000
                                                                            -----------------------------
         Total Current Assets                                                           8,081,000
                                                                            -----------------------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost                                           3,663,000
Less accumulated depreciation and amortization                                         (2,971,000)
                                                                            -----------------------------
         Total Equipment and Leasehold Improvements                                       692,000
                                                                            -----------------------------

OTHER ASSETS
Goodwill, net of accumulated amortization of $344,000                                     491,000
Patents, net of accumulated amortization of $40,000                                        24,000
Other                                                                                      24,000
                                                                            -----------------------------
         Total Other Assets                                                               539,000
                                                                            -----------------------------
TOTAL ASSETS                                                                $           9,312,000
                                                                            =============================








                       See notes to financial statements.



                             ADVANCED PHOTONIX, INC.

                                  BALANCE SHEET
                              AT DECEMBER 23, 2001
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                         $             219,000
Accrued expenses:
         Salaries and employee benefits                                                198,000
         Warranty                                                                       23,000
                                                                         ---------------------------
         Total Current Liabilities                                                     440,000
                                                                         ---------------------------

COMMITMENTS AND CONTINGENCIES
Class A redeemable convertible preferred stock, $.001 par value; 780,000                32,000
    shares authorized; 40,000 shares issued and outstanding

SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value; 10,000,000 shares authorized;                           --
    780,000 shares designated Class a redeemable convertible;
    no shares issued and outstanding
Class A common stock, $.001 par value; 50,000,000 shares  authorized;                   12,000
    12,211,648 shares issued and outstanding
Class B common stock, $.001 par value; 4,420,113 shares authorized;                       --
    31,691 shares issued and outstanding

Additional paid-in capital                                                          26,576,000
Accumulated Deficit                                                                (17,748,000)
                                                                         ---------------------------
         Total Shareholders' Equity                                                  8,872,000
                                                                         ---------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $           9,312,000
                                                                         ===========================


                       See notes to financial statements.



                             ADVANCED PHOTONIX, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended                               Nine Months Ended
                                       ----------------------------------------------  ---------------------------------------------
                                          December 23, 2001       December 24, 2000       December 23, 2001       December 24, 2000
                                       ----------------------  ----------------------  ----------------------  ---------------------
SALES                                         $1,629,000              $1,788,000              $5,268,000              $5,219,000
Cost of goods sold                               975,000               1,146,000               2,993,000               3,246,000
                                       ----------------------  ----------------------  ----------------------  ---------------------
GROSS PROFIT                                     654,000                 642,000               2,275,000               1,973,000

Research and development expenses                102,000                 168,000                 356,000                 403,000
Marketing and sales expenses                     220,000                 198,000                 690,000                 670,000
General and administrative expenses              282,000                 251,000                 837,000                 798,000
Acquisition investigation expenses               (14,000)                   --                   616,000                    --
                                       ----------------------  ----------------------  ----------------------  ---------------------
INCOME (LOSS) FROM OPERATIONS                     64,000                  25,000                (224,000)                102,000
                                       ----------------------  ----------------------  ----------------------  ---------------------

OTHER INCOME
Interest income                                   34,000                 100,000                 171,000                 246,000
Other, net                                          --                      --                    (2,000)                 (4,000)
                                       ----------------------  ----------------------  ----------------------  ---------------------
TOTAL OTHER INCOME                                34,000                 100,000                 169,000                 242,000
                                       ----------------------  ----------------------  ----------------------  ---------------------


NET INCOME (LOSS)                             $   98,000              $  125,000              $  (55,000)             $  344,000
                                       ======================  ======================  ======================  =====================

Basic and Diluted Earnings (Loss)                $  .01                  $  .01                  $ (.00)                 $  .03
Per Share

Weighted Average Number                       12,243,000              12,231,000              12,241,000              12,180,000
of  Common Shares Outstanding



                                                   See notes to financial statements.



                             ADVANCED PHOTONIX, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

For the nine month period ended                                                     December 23, 2001       December 24, 2000
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                                       ($ 55,000)               $ 344,000

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation                                                                         151,000                  171,000
     Amortization                                                                          25,000                   30,000
     Write off of prepaid acquisition costs, net of $200,000 cash expended                430,000                     --

Changes in assets and liabilities:
     Short-term investments                                                             1,082,000                  748,000
     Accounts receivable                                                                   39,000                    8,000
     Inventories                                                                         (583,000)                (119,000)
     Prepaid expenses and other current assets                                               --                   (496,000)
     Accounts payable and accrued expenses                                                (83,000)                (306,000)

                                                                                 ------------------------ -----------------------
  Net cash provided by operating activities                                              1,006,000                 380,000
                                                                                 ------------------------ -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                      (407,000)               (100,000)
                                                                                 ------------------------ -----------------------
  Net cash used by investing activities                                                   (407,000)               (100,000)
                                                                                 ------------------------ -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options                                                      3,000                 146,000
                                                                                 ------------------------ -----------------------
  Net cash provided by financing activities                                                  3,000                 146,000
                                                                                 ------------------------ -----------------------

NET INCREASE  IN CASH & CASH EQUIVALENTS                                                   602,000                 426,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         3,907,000               3,309,000
                                                                                 ------------------------ -----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 4,509,000             $ 3,735,000
                                                                                 ======================== =======================



                                                  See notes to financial statements.

                             ADVANCED PHOTONIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 23, 2001
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the nine month period ended December 23, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending March 24, 2002. For further information, refer to the financial statements and notes thereto included in the Advanced Photonix, Inc. Annual Report on Form 10-KSB for the fiscal year ended March 25, 2001.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Income (Loss) Per Share: Net income (loss) per share is based on the weighted average number of common shares outstanding. Such weighted average shares were approximately 12,241,000 at December 23, 2001 and 12,180,000 at December 24, 2000. Net income (loss) per share calculations are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" (SFAS 128). Accordingly, "basic" net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the year. "Diluted" net income (loss) per share has not been presented in the financial statements as the impact is either not material or anti-dilutive.

The following stock options granted to Company employees and directors were excluded from the calculation of earnings per share in the financial statements because they were anti-dilutive:

         No. of Shares                 Exercise Price
       Underlying Options                 Per Share
---------------------------------- ------------------------
               4,000                        .6875
              88,000                        .7500
             238,673                        .8000
              50,000                       1.0000
              13,900                       1.1875
              59,200                       1.2500
               4,000                       1.5000
               4,000                       1.6250
              44,000                       1.8750
              35,600                       2.5000
               8,000                       3.0000
                 500                       3.0940
             400,000                       3.1875
              25,000                       5.3440
---------------------------------- ------------------------
             974,873
================================== ========================



Inventories:  Inventories consist of the following:

                                               December 23, 2001
                                       ----------------------------------
          Raw materials                          $   753,000
          Work in progress                         1,213,000
          Finished products                          344,000
                                       ----------------------------------
                                                 $ 2,310,000
                                       ==================================

Item 2.  Management's Discussion and Analysis

RESULTS OF OPERATIONS

The Company's net sales for the third quarter ("Q3 02") and nine month period ("YTD 02") ended December 23, 2001, were $1.6 million and $5.3 million, respectively. As compared to the third quarter of the prior year ("Q3 01"), net sales decreased by 9%, while year to date net sales increased by 1% over the same nine month period of the prior year ("YTD 01").

The decrease in net sales for the quarter was primarily due to lower volume in military aerospace and industrial sensing revenues and was partially offset by increases in the medical equipment and imaging markets, as compared to the same period in the prior year. Although quarterly sales to the military and industrial sensing markets declined by 22% and 5% respectively, sales to the medical markets increased by 18% over Q3 01. On an ongoing basis, the Company has continued to compete for military aerospace contracts, which are dependent on funding from the United States government. Year to date, military revenues have increased 8% over the prior year and represent 37% of total revenues. Although military revenues have fluctuated significantly in the past, the Company anticipates continued increases in military aerospace revenues as government spending increases and additional government military programs are approved.

For both the quarter and year to date, the Company has continued to recognize increases in the medical equipment and imaging markets. As compared to the prior year, sales to the medical markets have increased by 18% and 50% for the quarter and year to date periods respectively. Total sales to the medical markets accounted for 19% of total revenues for the third quarter of 2002 and for 18% of total revenues for the first three quarters of 2002, as compared to 15% and 12% for the same periods in the prior year. Continuous improvements made by medical equipment manufacturers in technology and design have resulted in increased demand for the Company's products in those markets. The Company expects to see continued increases in sales to the medical markets as it realizes increased demand for its custom designed products and its ability to respond to the demands of the rapidly changing marketplace.

Cost of sales decreased by $171,000 (15%) in the third quarter of 2002 and by $253,000 (8%) for the year to date period as compared to the same periods of the prior year. Throughout the year, the Company has continued to realize improved gross margins as a result of measures taken to cut costs and reduce production overhead. The improved efficiencies have resulted in a gross profit margin of 40% for the third quarter of 2002, an increase of 4 percentage points over the prior year and a gross profit margin of 43% for the year to date period, an increase of 5 percentage points over the same period in the prior year.

Research and development costs decreased by $66,000, or 39%, in the third quarter of 2002 as compared to the third quarter of 2001. Year to date, research and development costs have decreased by $47,000, or 12%, as compared to the prior year. The reduction in research and development expenses are primarily due to variable expenditures associated with current development projects, including reduced material costs and overhead rates as compared to the prior year. As described in the past, research and development costs may continue to vary significantly, due to the level of activity associated with development contracts as well as the number and complexity of new process and product development projects, the qualification of new process developments and customer evaluation and acceptance of new products.

Marketing and sales expenses increased by $22,000 (11%) to $220,000 in the third quarter of 2002 compared to Q3 01 and by $20,000 (3%) to $690,000 year to date, as compared to YTD 01. The increase in quarterly expenses is primarily attributable to increased advertising and trade show expenses over the same period in the prior year. Although the Company has maintained its advertising budget for the year, the timing and placement of ads from year to year has changed in an effort to broaden the potential customer base by targeting specific publications and issues. Likewise, the timing of trade shows and expenses has changed from year to year. Year to date, the overall increase in marketing and sales expense is due to employment related expenses, including increased commission expenses, resulting from the addition of a Director of Sales during the year. The Company will attend one more trade show during the remainder of the fiscal year and will continue to focus on its plan of increased print media advertising. It is expected that overall marketing and sales expenses will remain at the same level for the remainder of the fiscal year.

General and administrative expenses increased $31,000 (12%) to $282,000 for the third quarter of 2002 as compared to Q3 01. Year to date general and administrative expenses increased by $39,000 (5%) to $837,000 as compared to the same nine month period in 2001. Both the quarterly and year to date increases are mainly due to increased labor, insurance, and depreciation expenses. The increased labor expenses are due to personnel promotions and transfers within the company, whereby labor previously considered to be direct labor (cost of sales) is now considered to be general and administrative (overhead) due to the job duties involved. In addition, the company has seen dramatic increases in corporate insurance expenses during the year, accounting for approximately 33% of the year to date variance. Increased depreciation expenses are due to the installation of a new computer system during the quarter. All of the increases have been partially offset by reductions in other general and administrative expenses, as management has been able to successfully cut costs and reduce year to date expenditures for items such as travel and entertainment, office supplies, temporary labor and outside services. The Company continues to expect that G & A expenses will remain stable throughout the remainder of the year and does not anticipate any notable fluctuations from the current level.

Acquisition investigation expenses of $630,000 were recognized in the previous quarter in conjunction with the Company's termination of its planned merger with Jenner Biotherapies, Inc. (Jenner). The amount previously recognized was adjusted in the current quarter, as actual expenses realized were $14,000 less than anticipated, bringing the year to date total expense to $616,000. Approximately $448,000 of the total expense recognized was previously reported as prepaid acquisition costs.

Interest income for the quarter was $34,000, or $66,000 less than Q3 01. Interest income for the year to date period was $171,000, or $75,000 less than the same period in the prior year. The decrease in interest income is primarily due to continually declining interest rates seen during the current year, resulting in a much lower return on capital as compared to the prior year.

Net income for the third quarter of 2002 was $98,000, or $27,000 lower than net income of $125,000 reported in Q3 01. Year to date, the Company's net loss of ($55,000) is $399,000 lower than the net income of $344,000 reported for the same period in the prior year. Excluding the impact of acquisition investigation expenses, net income for YTD 02 would be $561,000, or $217,000 higher than net income reported for YTD 01.

LIQUIDITY AND CAPITAL RESOURCES

At December 23, 2001, the Company had cash and cash equivalents of $4.5 million, no short-term investments, and working capital of $7.6 million. Due to declining interest rates available on securities available to the Company pursuant to its investment policy, the Company held no short-term investments at December 23, 2001. Rather, the Company was able to achieve higher yields on more liquid money market accounts and thus transferred excess available cash to such instruments.

The Company's cash, cash equivalents and short-term investments decreased by $480,000 during the nine months ended December 23, 2001. $3,000 was obtained through the exercise of stock options. $76,000 was used for operating activities (before cash provided by short-term investments and including the write off of prepaid acquisition costs). Operating expenditures were affected mainly by the impact of acquisition investigation expenses and increased inventories.

Expenses of $430,000, previously reported as prepaid acquisition costs, were expensed during the previous period as they represented costs incurred by the Company in connection with the examination of a possible business combination with Jenner Biotherapies, Inc.. The agreement was terminated in the second quarter of FY 2002 and the corresponding total expenses to date of $616,000 (including $430,000 of prepaid acquisition costs) have been recognized.

Raw materials and work in process inventories increased a total of $583,000, compared to $119,000 in the previous year, due to several contracts requiring advance expenditures for materials, engineering and production charges which are scheduled to ship throughout the remainder of the year and during the upcoming year.

$407,000 was used for capital equipment, compared to $100,000 during the comparable period of the prior year. Computer system upgrades (hardware and software) accounted for $263,000 of the total capital spending; the remainder was due to expenditures required for manufacturing equipment upgrades and replacements. The Company expects that cash outlays for capital items will increase only slightly during the remainder of the year, as the computer system upgrade is complete and there are no plans for any major machinery upgrades throughout the remainder of FY 2002.


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

                            PART II OTHER INFORMATION

Items 1-4
None.

Item 5     Other Information

(a)      The Company reported the following open market purchases of stock by insiders during the current quarter and year to date:
          Name                     Position                 Shares Purchased          Date Purchased        Purchase Price
          ------------------------------------------------------------------------------------------------------------------
          Richard D. Kurtz         Chairman                       20,000                 10/02/01              0.91
                                                                   9,000                 12/14/01              0.62
                                                                   1,000                 12/14/01              0.70

          Brock Koren              Director,                       8,500                 12/19/01              0.64
                                   Chief Executive Officer         1,500                 12/20/01              0.64

          M. Scott Farese          Director                        5,000                 10/24/01              0.65
                                                                   5,000                 11/02/01              0.60
                                                                   5,000                 11/16/01              0.65

          Stephen P. Soltwedel     Director                        5,000                 10/08/01              0.70
                                                                   5,000                 01/22/02              0.68

          Paul Sharman             Vice President -                5,000                 12/28/01              0.69
                                   Operations

Item 6     Exhibits and Reports on Form 8-K
    (a)    Exhibits
           None.

    (b)    Reports on Form 8-K
           None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Advanced Photonix, Inc.
                                           --------------------------------
                                           (Registrant)


Date:    February 5, 2002                  /s/ Susan A. Schmidt
         ----------------                  --------------------------------
                                           Susan A. Schmidt
                                           Chief Financial Officer and Secretary

                                           /s/ Brock Koren
                                           --------------------------------
                                           Brock Koren
                                           President & Chief Executive Officer