Form 10KSB
period 2002-03-31
ADVANCED PHOTONIX INC
filed 2002-06-28
CIK 869986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                                   (Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from _____ to


                         Commission file number 1-11056
                                                -------

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

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Total revenues for registrant's fiscal year ended March 31, 2002 were $6,931,091.

     As of June 21, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $12,900,000.

     As of June 21, 2002, there were 12,219,648 shares of Class A Common Stock and 31,691 shares of Class B Common Stock outstanding.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I
Item 1.  Business

General
-------
Advanced Photonix, Inc.(R) (the "Company"), was incorporated under the laws of the State of Delaware on June 22, 1988. The Company is engaged in the development and manufacture of optoelectronic semiconductor based components, hybrid assemblies and other proprietary solid state light and radiation detection devices, including proprietary advanced solid state silicon photodetection devices that utilize avalanche photodiode ("APD") technology.

Photodetection devices sense light of varying intensity and convert that light into electronic signals that cause the systems of which they are a part to respond in pre-determined ways. The Company manufactures light detection devices of varying complexity, from PIN (positive-intrinsic-negative) photodiodes to the more sophisticated LAAPD (large area avalanche photodiode). The avalanche photodiode is a specialized silicon photodiode capable of detecting very low light levels due to an internal gain phenomenon known as avalanching. This performance characteristic is not present in the common PIN photodiode. Avalanche photodiode technology, developed in the late 1960's, gave promise of a solid state replacement for the photomultiplier tube, which uses older vacuum tube technology for sensing low levels of energy. The Company has developed and patented various attributes of the LAAPD, most notably producing diameters of up to 25mm with internal gains of 300:1. The Company was one of the first manufacturers in the photonics industry to put the LAAPD into commercial production.

The Company continues to do research on avalanche photodiodes. It is currently pursuing ways to reduce the cost of manufacturing the LAAPD, and to improve its performance, lending it increased adaptability for customers who currently use photomultiplier tubes (PMTs). Other projects currently underway in research and development include:

     o LAAPD arrays - the Company's patented technology in which the rear surface of an LAAPD is segmented to create isolated pixels, each with a separate electronic lead to be accessed in parallel fashion for imaging applications.

     o VAPD (Vacuum avalanche photodiode) - another patented technology, which combines a photocathode and an LAAPD in a vacuum tube, functioning as a detector for high resolution, single photon counting and low light detection.

     o Silicon PIN diodes, which are being developed to perform at higher speeds, targeting the fiber-optic communications and free space communications markets.

     o Infrared quad LAAPD - a product successfully developed by the Company for use in military applications.

     o Position Sensitive Devices - the Company is pursuing a broad line of these devices with improved performance for the industrial sensing markets.

In addition to the above, the Company continues to target established markets for new LAAPD products including the medical diagnostics market, specifically for use in wide field retinal visualization, and in scientific research, e.g. in high-energy physics experimentation, including calorimetry and particle detection.

Currently the bulk of the company's revenues are derived from the sale of products based on PIN and other non-proprietary technologies, referred to as the "core business". These products are highlighted in the following section.

Products
--------
The company designs and manufactures silicon-based electro-optical components, assemblies, and design solutions for a global OEM customer base. Most notably, the Company designs and manufactures:

     o    Military and commercial aerospace products

     o    Customer  specific   assemblies  for   medical/biological   diagnosis,
          particle   measuring   and   counting,   and   fiber-optic   data  and
          telecommunications

     o    PIN   photodetectors   -   spectrally   enhanced,   both   single  and
          multi-element

     o    Photodetector hybrids

     o Custom optoelectronic assemblies incorporating light-emitting diodes ("LEDs") and LED displays

     o FILTRODE(R) - patented technology integrating optical filters directly on photodiode chips

     o    Small area avalanche photodiodes (SAAPDs)

     o Large area avalanche photodiodes (LAAPDs) - discrete, with and without thermoelectric coolers, and with integrated modules

The Company also supplies detectors for high reliability ("Hi-Rel") applications, including military and commercial aerospace and other applications requiring Hi-Rel specifications. Hi-Rel devices are designed, manufactured and tested to function in severe environmental conditions. The Company has many years of experience in supplying Hi-Rel devices that demand modern wafer fabrication techniques, a dedicated assembly area, and a sophisticated test lab. Hi-Rel products manufactured by the Company include:

     o Multi-element hybrid assemblies used on the U.S. Navy's Rolling Airframe Missile (RAM) developed by Raytheon

     o    Narrow and  wide  field  of  view   detectors  used  in  various Tube-
          launched Optically-tracked Wire-guided (TOW) missile  tracking systems

     o LED arrays for use in thermal image displays in military night sight applications

     o Quadrant photodetectors used in the autocollimator for airborne navigation/FLIR (Forward Looking Infrared) pods and "smart bombs"

     o    Opto assemblies for biological and blood analysis

     o    Assemblies used in automotive distance control systems

The Company's products are primarily sold as components or assemblies to original equipment manufacturers for other component manufacturers. The Company does not manufacture any end user products.

Raw Materials
-------------
The principal raw materials used by the Company in the manufacture of its semiconductor chip components and assemblies are silicon wafers, chemicals and gases used in processing wafers, gold wire, lead frames, and metal and plastic packages that house the chip and the various custom assemblies. All of these raw materials can be obtained from several suppliers. From time to time, particularly during periods of increased industry-wide demand, silicon wafers and other materials have been in short supply. However, the Company has not been materially affected by such shortages. As is typical in the industry, the Company allows for a significant lead-time between order and delivery of raw materials.

Research and Development
------------------------
Since its inception in June 1988, the Company has incurred material amounts of research and development expenses. As the Company has completed the initial development and commercialization of its LAAPD technology, it has reduced outlays for research and development. The Company has in the past, and may in the future, undertake customer funded as well as internally funded, research and development projects when they are in support of the Company's development objectives.

During the fiscal years ended in 2002 and 2001, research and development expenses amounted to $467,000 and $544,000. At present, the Company expects that additional research and development funding will be required for new projects as well as the continuing development of new derivatives of the Company's current product line and for the commercialization of these products.

Environmental Regulations
-------------------------
The photonics industry, as well as the semiconductor industry in general, is subject to governmental regulations for the protection of the environment, including those relating to air and water quality, solid and hazardous waste handling, and the promotion of occupational safety. Various federal, state and local laws and regulations require that the Company maintain certain environmental permits. The Company believes that it has obtained all necessary environmental permits required to conduct its manufacturing processes. Changes in the aforementioned laws and regulations or the enactment of new laws, regulations or policies could require increases in operating costs and additional capital expenditures and could possibly entail delays or interruptions of operations.

Backlog and Customers
---------------------
The Company's sales are made primarily pursuant to standard purchase orders for delivery of products. However, by industry practice, orders may be canceled or modified at any time. In such cases the customer is responsible for all finished goods, all costs, direct and indirect, incurred by the Company, as well as a reasonable allowance for anticipated profits. No assurance can be given that the Company will receive these amounts after cancellation. The Company had approximately $10.5 million in backlog at the end of fiscal 2002 as compared with a backlog of approximately $7.2 million at the end of fiscal 2001. The Company expects that approximately $6.5 million of the current backlog orders will be filled in fiscal 2003.

The Company currently supplies core business products to the military and aerospace markets in support of satellites, aircraft and ground vehicle missile guidance and tracking systems. Increases in military and aerospace spending during fiscal 2002 increased the Company's revenues in these markets by $.2 million, or 9% over fiscal year 2001. Sales to the military and aerospace markets represented 36% of total revenues for fiscal year 2002, as compared to 34% of total revenues for fiscal year 2001.

The Company also supplies core business products for use in various analytical and diagnostic medical equipment. Sales of LED/detector modules used in microbiological testing systems continued to generate strong revenues from the medical market in fiscal year 2002. Sales to this market represented 17% of total revenues for fiscal year 2002, as compared with 14% of total revenues for fiscal year 2001.

Customers normally purchase the Company's products and incorporate them into products that they in turn sell in their own markets on an ongoing basis. As a result, the Company's sales are dependent upon the success of its customers' products and its future performance is dependent upon its success in finding new customers and receiving new orders from existing customers.

Marketing
---------
The Company markets its products in the United States and Canada through its own technical sales staff and through independent sales representatives. International sales, primarily to Europe and the Pacific Rim, are conducted through foreign distributors (see Note 1 to the Financial Statements).

Competition
-----------
The Company competes with a range of companies for the custom optoelectronic and silicon photodetector requirements of vendors of medical instruments, computer peripherals, a variety of industrial products, and specialized military and commercial aerospace applications. The Company believes that its principal competitors for sales of custom devices are small to medium size companies. Because the Company specializes in custom devices requiring a high degree of engineering expertise to meet the requirements of specific applications, it generally does not compete to any significant degree with other large United States, European or Pacific Rim manufacturers of standard "off the shelf" optoelectronic components or silicon photodetectors.

Proprietary Technology
----------------------
The Company owns the following patents:

US PATENT NO.      DESCRIPTION                                                  DATE ISSUED
-------------      -----------                                                  -----------
6,111,299          Active Large Area Avalanche Photodiode Array                 August 2000

6,005,276          Solid State Photodetector with Light Responsive Rear Face    December 1999

5,801,430          Solid State Photodetector with Light Responsive Rear Face    September 1998

5,757,057          Large Area Avalanche Array                                   May 1998

5,477,075          Solid State Photodetector with Light Responsive Rear Face    December 1995

5,311,044          Avalanche Photomultiplier Tube                               May 1994

5,146,296          Devices for Detecting and/or Imaging Single Photoelectron    September 1992

5.057,892          Light Responsive Avalanche Diode                             October 1991

5,021,854          Silicon Avalanche Photodiode Array                           June 1991

4,782,382          High Quantum Efficiency Photodiode Devices                   November 1988 (by Predecessor Co.)

4,717,946          Thin Line Junction Photodiode                                January 1988 (by Predecessor Co.)

There can be no assurance that any issued patents will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent owned by the Company, or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and to prevent the infringement of a patent could be substantial. Furthermore, there can be no assurance that the Company's APD technology will not infringe on patents or rights owned by others, licenses to which might not be available to the Company. Based on limited patent searches, contacts with others knowledgeable in the field of APD technology, and a review of the published materials, the Company believes that its competitors hold no patents, licenses or other rights to the APD technology which would preclude the Company from pursuing its intended operations.

In some cases, the Company may rely on trade secrets to protect its innovations. There can be no assurance that trade secrets will be established, that secrecy obligations will be honored or that others will not independently develop similar or superior technology. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to Company projects, disputes might arise as to the proprietary rights to such information which may not be resolved in favor of the Company.

Employees
---------
As of March 31, 2002 the Company had 49 full time employees (including 3 officers) and 1 part time employee. Included were 8 engineering and development personnel, 5 sales and marketing personnel, 28 operations personnel, and 9 general and administrative personnel (including 3 officers). The Company may, from time to time, engage personnel to perform consulting services and to perform research and development under third party funding. In certain cases, the cost of such personnel may be included in the direct cost of the contract rather than in payroll expense.

Item 2.  Properties

The Company leases its executive offices, research, marketing and manufacturing facility that consists of approximately 39,000 square feet in a building complex located at 1240 Avenida Acaso in Camarillo, California. The lease expires in February 2004. The Company believes that its existing facility is adequate to meet its needs for the foreseeable future.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The Company's Class A Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "API".

At June 21, 2002, the Company had 87 holders of record for the Class A Common Stock (including shares held in street name), representing approximately 7,700 beneficial owners of the Class A Common Stock. On the same date, there were 6 holders of record of the Class B Common Stock (none of which were held in street name).

The following table sets forth high and low closing prices by quarter for fiscal years 2002 and 2001.

                           Quarterly Stock Market Data
---------------------------- -------------------- -------------------- -------------------- --------------------
                                 1st Quarter          2nd Quarter          3rd Quarter          4th Quarter
                             2002       2001      2002       2001      2002       2001      2002       2001
---------------------------- ---------- --------- ---------- --------- ---------- --------- ---------- ---------
Common Stock(1)
      High                     1.35       7.00      1.09       4.19       .82       2.50      1.20       2.13
      Low                       .61       1.50       .70       2.00       .60        .50       .66       .63
---------------------------- ---------- --------- ---------- --------- ---------- --------- ---------- ---------
(1) Price ranges on the American Stock Exchange

The Company has not paid any cash dividends on its capital stock. The Company intends to retain earnings, if any, for use in its business and does not anticipate that any funds will be available for the payment of cash dividends on its outstanding shares in the foreseeable future. The holders of Common Stock will not be entitled to receive dividends in any year until the holders of the Class A Redeemable Convertible Preferred Stock receive an annual non-cumulative dividend preference of $.072 per share. To date, a total of 740,000 shares of Class A Redeemable Convertible Preferred Stock have been converted into 222,000 shares of Class A Common Stock, leaving outstanding 40,000 shares of Class A Redeemable Convertible Preferred Stock. The aggregate non-cumulative annual dividend preference of such Class A Redeemable Convertible Preferred Stock is $2,880. There is no public market for the Company's Class A Redeemable
Convertible Preferred Stock or Class B Common Stock; however, such stock is convertible into Class A Common Stock at the option of the holder and upon transfer by the holder of the Class A Redeemable Convertible Preferred Stock.

Item 6.  Management's Discussion and Analysis

RESULTS OF OPERATIONS
---------------------
Fiscal year 2002 Compared to Fiscal Year 2001

Revenues
--------
The Company's revenues for the fiscal year ended March 31, 2002 ("2002") were $6.931 million, an increase of $125,000, or 2%, from revenues of $6.806 million for the fiscal year ended March 25, 2001 ("2001").

The increase in net product sales reflects overall increases in shipments to both military/aerospace customers as well as to customers in the medical segments. Such increases were partially offset by declines in revenues from the industrial sensing markets. During 2002, sales to the military/aerospace markets increased 9% to $2.5 million and represented 36% of total revenues, as compared to $2.3 million during fiscal 2001, which represented 34% of total revenues for that year. Likewise, sales to the medical markets representing 17% of total revenues for 2002, increased 20% to $1.2 million in the current year, as compared to $1.0 million and 14% of total revenues in the prior year. In addition, shipments of LAAPD products accounted for $623,000 of total net product sales, an increase of $184,000 or 42% over LAAPD sales of $439,000 in 2001. Sales from LAAPDs represented 9% of total product sales during 2002 as compared to 6% in 2001. Although the Company continues to expect gradually increasing volume from sales of its proprietary LAAPD products, it anticipates stronger growth in the near term to be seen in the sales of its core product lines, as customer acceptance of this technology is more widespread and the applicable market segments are more clearly defined.

The Company expects revenues to continue to increase during fiscal year 2003 and estimates that the rate of growth will exceed that which was reached in 2002.

Costs and Expenses
------------------
Cost of product sales decreased to $4.17 million in 2002 from $4.26 million in 2001. Cost of product sales as a percent of net sales decreased by 3% and gross profit margin on net product sales increased 3 percentage points to 40% as compared to 37% in 2001. The improvements in gross margin were attributable to decreased material and labor costs, as the Company has continued to focus on improving gross profit by more effectively managing material costs and labor efficiencies. Material and labor costs as a percentage of net sales decreased to 21% and 5%, respectively, as compared to 22% and 6% in the prior year. The Company expects to see continued improvements in gross profit margin as sales volume increases and the Company continues its efforts to control both direct and indirect costs of manufacturing.

Research and development ("R&D") costs decreased by $77,000 (14%) to $467,000 during 2002 compared to 2001. R & D costs have decreased over the past two years as the Company implemented planned reductions in overall R&D expenditures. In the past, the Company expended extensive amounts for R & D as it was developing the base technology for its proprietary line of LAAPD products. As the primary development phase of the LAAPD technology has been completed, the Company has reduced its overall budget for R & D expenses. Current expenditures are now focused on the development of new and improved derivatives of the Company's existing product lines. During 2002, the Company's R&D efforts were focused on improving the current line of LAAPD and LAAPD array products, as well as developing value added enhancements and additional product offerings to its line of PIN and core technology products. The Company expects that R & D costs will remain flat for fiscal year 2003, as compared to 2002. However, the possibility exists that R&D costs may fluctuate significantly, as they have in the past, should the level of activity associated with development contracts and/or new product development projects change.

Marketing and sales expenses increased by $40,000 (4%) to $968,000 in 2002. The increase in marketing and sales expense was due in part to the hiring of a Director of Sales at the beginning of the fiscal year, which resulted in approximately $17,000 of additional salary and commission expenses over fiscal year 2001. In addition, the Company experienced a greater percentage of uncollectible accounts during 2002, resulting in an additional $23,000 of bad debt expense over what had been realized in 2001. Excluding the impact of unforeseen events such as uncollectible accounts, marketing and sales expenses are expected to increase only slightly in 2003, as the Company expects to incur higher advertising and commission expenses, based on anticipated increases in revenue.

General and administrative expenses increased by $675,000 (59%) to $1,812,000 in 2002 compared to 2001, including a non-recurring charge of $616,000 relating to the termination of the Company's planned merger with Jenner Biotherapies, Inc. (Jenner). During 2002 the merger was abandoned by the mutual consent of both parties as a result of adverse developments affecting a material license agreement between Jenner and a third-party pharmaceutical company. Approximately $448,000 of the total expense recognized had previously been reported as prepaid acquisition costs.

The remaining increase in general and administrative expenses is primarily due to increased labor, insurance, and software depreciation and maintenance expenses. The increased labor expenses are due to personnel promotions and transfers within the Company, whereby labor reported as direct labor (cost of sales) in 2001 is now considered to be general and administrative (overhead) due to the job duties involved. In addition, the Company has seen dramatic increases in corporate insurance expenses during the year, accounting for approximately 33% of the year to year variance. Increased software depreciation and maintenance expenses are due to the installation of a new computer system during the third quarter of 2002. All of the increases have been partially offset by reductions in other general and administrative expenses, as management has been able to successfully cut costs and reduce year to date expenditures for items such as office supplies, administrative and temporary labor and other outside services. As the impact of the acquisition investigation expense is considered to be a one-time charge, the Company expects that general and administrative expenses will be significantly lower for fiscal year 2003.

Interest income for 2002 totaled $203,000, a decrease of $73,000 over 2001. The decrease in interest income is primarily due to lower cash reserves available for investment along with continually declining interest rates seen during the current year, resulting in a much lower return on capital as compared to the prior year.

Net loss for fiscal year 2002 was ($284,000), or $496,000 lower than net income of $212,000 reported in fiscal year 2001. Excluding the impact of the one-time acquisition investigation expenses, net income for 2002 would be $332,000, or $120,000 higher than net income reported for 2001.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At March 31, 2002, the Company had cash, cash equivalents and short-term investments of $4.1 million, working capital of $7.5 million and an accumulated deficit of $18.0 million. The Company's cash, cash equivalents and short-term investments decreased $904,000 during the twelve months ended March 31, 2002. $3,000 was obtained through the exercise of stock options and $920,000 was used by operating activities (before cash provided by short-term investments). Cash expenditures were impacted by an increase in inventories of $844,000, due to the purchasing requirements of several long-term production contracts scheduled to ship during 2003 and beyond. Additionally, the Company recognized $430,000 of cash flow, due to the write-off of expenses incurred in connection with the proposed Jenner merger which had been reported as prepaid acquisition costs in the prior year.

Capital spending during 2002 was $417,000 compared to $136,000 during 2001. The increase in capital spending was primarily due to the purchase of a new Enterprise Resource Planning (ERP) system, including both hardware and operating software purchases. The Company anticipates that cash outlays for capital items will decrease during 2003 and return to approximately the same level as in 2001, as no major capital equipment purchases are scheduled at the present time.

The Company is exposed to interest rate risk for marketable securities. Due to declining interest rates available to the Company pursuant to its investment policy, the Company was able to achieve higher yields on more liquid money market accounts and thus transferred the majority of its available cash reserves from short term investment instruments to such accounts during the year. At March 31, 2002, the Company held one investment in a U.S. Government security with a value of $1,000,000 which carries an interest rate of 5.0%. During 2003, the Company will continue to monitor available interest rates and will attempt to utilize the best possible avenues of investment for its excess liquid assets.

YEAR 2000 ISSUES
----------------
None.

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

Item 7.  Financial Statements and Supplementary Data

The following  financial  statements of Advanced Photonix,  Inc. are included in
Item 7:
                                                                Page

INDEPENDENT AUDITORS' REPORT                                     11


FINANCIAL STATEMENTS:

Balance Sheet,
    March 31, 2002                                              12-13

Statements of Operations
  for the Years Ended March 31, 2002
  and March 25, 2001                                             14

Statements of Shareholders' Equity
  for the Years Ended March 31, 2002 and
  March 25, 2001                                                 15

Statements of Cash Flows
  for the Years Ended March 31, 2002 and
  March 25, 2001                                                16-17

Notes to Financial Statements                                   18-25

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Advanced Photonix, Inc.:

We have audited the accompanying balance sheet of Advanced Photonix, Inc. (the "Company") as of March 31, 2002 and the related statements of operations, shareholders' equity and cash flows for the years ended March 31, 2002 and March 25, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2002 and the results of its operations and its cash flows for the years ended March 31, 2002 and March 25, 2001 in conformity with accounting principles generally accepted in the United States.






/s/ Farber & Hass LLP
Oxnard, California
May 20, 2002



                             ADVANCED PHOTONIX, INC.

                                  BALANCE SHEET
                                 MARCH 31, 2002


ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                          $  3,083,000
Short-term investments                                                1,002,000
Accounts receivable,
  less allowance of $33,000                                           1,306,000
Inventories                                                           2,571,000
Prepaid expenses and other current assets                               111,000
                                                                    ------------
Total current assets                                                  8,073,000
                                                                    ------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost                         3,673,000
Less accumulated depreciation and amortization                       (3,020,000)
                                                                    ------------
Equipment and leasehold improvements, net                               653,000
                                                                    ------------

OTHER ASSETS:
Goodwill, net of accumulated amortization
  of $353,000                                                           483,000
Patents, net of accumulated amortization
  of $40,000                                                             23,000
Other                                                                    23,000
                                                                    ------------
Total other assets                                                      529,000
                                                                    ------------

TOTAL ASSETS                                                       $  9,255,000
                                                                    ============


                                                                     (Continued)


                             ADVANCED PHOTONIX, INC.

                            BALANCE SHEET - Continued
                                 MARCH 31, 2002


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable                                                   $    167,000
Accrued salaries, wages and benefits                                    177,000
Accrued commissions                                                      20,000
Other accrued expenses                                                  248,000
                                                                    ------------
Total current liabilities                                               612,000
                                                                    ------------

COMMITMENTS AND CONTINGENCIES
Class A Redeemable Convertible Preferred Stock,
  $.001 par value; 780,000 shares authorized;
  40,000 issued and outstanding                                          32,000
                                                                    ------------

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value;
  10,000,000 shares authorized; 780,000 shares
    designated Class A redeemable convertible;
    no shares issued and outstanding
Class A common stock, $.001 par value; 50,000,000
    shares authorized; 12,211,648 shares
    issued and outstanding                                               12,000
Class B common stock, $.001 par value;
  4,420,113 shares authorized; 31,691 shares
  issued and outstanding
Additional paid-in capital                                           26,576,000
Accumulated deficit                                                 (17,977,000)
                                                                    ------------
Total shareholders' equity                                            8,611,000
                                                                    ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  9,255,000
                                                                    ============


See notes to financial statements.


                             ADVANCED PHOTONIX, INC.

                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED MARCH 31, 2002 AND MARCH 25, 2001
                                                                                              2002                    2001
                                                                                           ----------              ----------

SALES                                                                                      $6,931,000              $6,806,000

COST OF GOODS SOLD                                                                          4,170,000               4,262,000
                                                                                           ----------              ----------

GROSS PROFIT                                                                                2,761,000               2,544,000

RESEARCH AND DEVELOPMENT EXPENSES                                                             467,000                 544,000

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                                                                   2,165,000               2,063,000

ACQUISITION INVESTIGATION EXPENSES                                                            616,000
                                                                                           ----------              ----------

LOSS FROM OPERATIONS                                                                         (487,000)                (63,000)
                                                                                           ----------              ----------

OTHER INCOME (EXPENSE):
Interest income                                                                               203,000                 276,000
Other, net                                                                                      2,000                   1,000
                                                                                           ----------              ----------
Other income, net                                                                             205,000                 277,000
                                                                                           ----------              ----------

INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES                                                                           (282,000)                214,000

PROVISION FOR INCOME TAXES                                                                      2,000                   2,000
                                                                                           ----------              ----------

NET INCOME (LOSS)                                                                          $ (284,000)             $  212,000
                                                                                           ==========              ==========


BASIC AND DILUTED EARNINGS (LOSS)
  PER SHARE                                                                                $    (0.02)             $     0.02
                                                                                           ==========              ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                                              12,209,000              12,204,000
                                                                                           ==========              ==========

See notes to financial statements.



                             ADVANCED PHOTONIX, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED MARCH 31, 2002 AND MARCH 25, 2001

                                                                            Additional                      Accumulated
                                    Class A               Class B            Paid-in                           Other
                                  Common Stock          Common Stock         Capital         Accumulated   Comprehensive
                              Shares       Amount     Shares    Amount        Amount           Deficit        Income        Total
                              ------       ------     ------    ------        ------           -------        ------        -----

BALANCE, MARCH 26, 2000     12,039,904    $12,000     36,135    $ -0-      $26,420,000     $(17,905,000)      $ -0-      $8,527,000

CONVERSION OF CLASS B
  COMMON                         4,444                (4,444)
EXERCISE OF OPTIONS            163,300                                         153,000                                      153,000
UNREALIZED GAIN ON
  INVESTMENTS                                                                                                 29,000         29,000
NET INCOME                                                                                      212,000                     212,000
                            ----------    -------     ------    ------     -----------     ------------      -------     ----------
BALANCE, MARCH 25, 2001     12,207,648     12,000     31,691      -0-       26,573,000      (17,693,000)      29,000      8,921,000


EXERCISE OF OPTIONS              4,000                                           3,000                                        3,000
NET LOSS                                                                                       (284,000)                   (284,000)
NET COMPREHENSIVE LOSS                                                                                       (29,000)       (29,000)
                            ----------    -------     ------    ------      -----------    ------------      -------     ----------
BALANCE, MARCH 31, 2002     12,211,648    $12,000     31,691    $ -0-       $26,576,000    $(17,977,000)      $ -0-      $8,611,000
                            ==========    =======     ======    ======      ===========    ============      =======     ==========

See notes to financial statements.



                             ADVANCED PHOTONIX, INC.

                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED MARCH 31, 2002 AND MARCH 25, 2001

                                                               2002                     2001
                                                               ----                     ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                          $ (284,000)             $  212,000
Adjustments to reconcile net income (loss)
  to net cash provided by (used by)
  operating activities:
  Depreciation                                                201,000                 223,000
  Amortization                                                 37,000                  38,000
  Patent valuation adjustment                                                          40,000
  Changes in operating assets and
    liabilities:
    Short-term investments                                     80,000                 887,000
    Accounts receivable                                      (139,000)                  9,000
    Inventories                                              (844,000)               (210,000)
    Prepaid expenses and other current assets                  23,000                 (25,000)
    Accounts payable and accrued expenses                      89,000                (163,000)
                                                           ----------              ----------
Net cash provided by (used by) operating
  activities                                                 (837,000)              1,011,000
                                                           ----------              ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                         (417,000)               (136,000)
Intangible assets acquired                                     (3,000)
Prepaid acquisition costs                                     430,000                (430,000)
                                                           ----------              ----------
Net cash provided by (used by)
  investing activities                                         10,000                (566,000)
                                                           ----------              ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options                         3,000                 153,000
                                                           ----------              ----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                       (824,000)                598,000

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                         3,907,000               3,309,000
                                                           ----------              ----------

CASH AND EQUIVALENTS, END OF YEAR                          $3,083,000              $3,907,000
                                                           ==========              ==========
                                                                                  (Continued)



                             ADVANCED PHOTONIX, INC.

                      STATEMENTS OF CASH FLOWS - Continued
              FOR THE YEARS ENDED MARCH 31, 2002 AND MARCH 25, 2001

                                                               2002                     2001
                                                               ----                     ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest                                     $    -0-                 $    -0-
Cash paid for taxes                                        $  1,600                 $  1,600


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

     Fiscal Year-End - The Company's fiscal year ends on the last Sunday in March. Fiscal years in the two-year period ended March 31, 2002, contain fifty-three weeks and fifty-two weeks, respectively.

     Operating Segment Information - The Company predominantly operates in one industry segment, light and radiation detection devices. Substantially all of the Company's assets and employees are located at the Company's headquarters in Camarillo, California.

     In fiscal 2002 and 2001, the Company had export sales of approximately $1,590,000 and $1,700,000, respectively, to customers in North America, Asia, Australia and Europe.

     Fair Value of Financial Instruments - The carrying value of all financial instruments potentially subject to valuation risk (principally consisting of cash equivalents, accounts receivable and accounts payable) also approximates fair value.

     Cash and Cash Equivalents - The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

     Short-Term and Long-Term Investments - SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that all debt and marketable equity securities be classified in one of three categories: trading, available-for-sale, or held-to-maturity. It is the Company's intent to maintain a diverse portfolio to take advantage of investment opportunities.  The  Company  has  classified  all  investments  as current assets, which includes available-for-sale and held-to-maturity. Available-for-sale investments are redeemable within one year. Held-to-maturity securities are callable government issues; however, market rates make the call remote and the Company has the intent and ability to not redeem the issue.

     Available-for-sale securities are recorded at market value. Unrealized holding gains and losses, net of the related income tax effect, are excluded from earnings and are reported as a separate component of shareholders' equity until realized. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion are included in interest income. At the time of sale, any realized gains or losses, calculated by the specific identification method, are recognized as a component of operating results.

     Held-to-maturity securities are carried at amortized cost.

     Short-term and long-term investments consist of the following as of March 31, 2002:

                                                  Unrealized
                                                     Fair            Holding
                                       Cost          Value        Gain/(Losses)
                                       ----          -----        -------------
         Cash funds                                $   10,000         $-0-
         Mutual Funds              $3,086,000       3,086,000          -0-
         U.S. Government
           Securities               1,000,000       1,000,000          -0-
                                   ----------     -----------          ---
         Totals                    $4,086,000      $4,096,000         $-0-
                                   ==========      ==========         ====

     All of the Company's short-term investments as of March 31, 2002 are due within one year.

     Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 2002, the Company had cash equivalents at a financial institution in excess of Federally insured amounts. The Company invests in short-term and long-term investments, primarily consisting of Mutual Funds and Government Securities. Approximately 75% of the Company's investments are invested in Mutual Funds. Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. As of March 31, 2002, two customers comprised 10% and 11%, respectively, of accounts receivable.

     Significant Customer - During the fiscal year ended March 31, 2002, one customer accounted for 15% of the Company's net sales.

     Inventories - Inventories, which include material, labor and manufacturing overhead are stated at standard cost (which approximates the first in, first out method) or market.

     Inventories consist of the following at March 31, 2002:

         Raw material                              $2,021,000
         Work-in-process                              793,000
         Finished products                            179,000
                                                   ----------
         Total inventories                          2,993,000
         Less reserve                                (422,000)
                                                   ----------
         Inventories, net                          $2,571,000
                                                   ==========

     Equipment and Leasehold Improvements - Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or lease term ranging from three to nine years.

     Equipment and leasehold improvements consist of the following at March 31, 2002:

         Machinery and equipment                   $2,742,000
         Furniture and fixtures                       102,000
         Leasehold improvements                       259,000
         Data processing equipment                    223,000
         Capitalized software                         233,000
         Construction-in-process                      114,000
                                                   ----------
         Total                                     $3,673,000
                                                   ==========

     Patents - Patents represent costs incurred in connection with patent applications. Such costs are amortized using the straight-line method over the useful life of the patent once issued, or expensed immediately if any specific application is unsuccessful. Amortization expense was approximately $3,000 and $5,000 in fiscal 2002 and 2001, respectively.

     Goodwill - The excess of cost over the purchase price of acquired net assets is amortized on a straight-line basis over a 25-year period.
     Amortization expense was $33,000 in fiscal 2002 and 2001. The Company continually evaluates the recoverability of goodwill by assessing whether the recorded value of the goodwill will be recovered through future expected operating results. Statement of Financial Accounting Standard No.142 , "Goodwill and Other Intangible Assets" ("SFAS No. 142") was issued in July 2001. SFAS No. 142 was effective for financial statements for fiscal years beginning after December 31, 2001. It requires that goodwill no longer be amortized, but tested for impairment on an annual basis. The Company will adopt the provisions of SFAS 142 in fiscal 2003.

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

     Advertising   Expense  -  Advertising   costs  are  expensed  as  incurred.
     Advertising expense was approximately $122,000 and $154,000 in fiscal 2002 and 2001, respectively.

     Warranties - The Company typically warrants its products against defects in material and workmanship for a period of 90 days from the date of shipment. A provision for estimated future warranty costs is recorded when products are shipped. Warranty costs were approximately $13,000 and $11,000 in fiscal 2002 and 2001, respectively.

     Net Income (Loss) Per Share - Net income (loss) per share calculations are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" (SFAS 128). Accordingly, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for each year. Diluted earnings (loss) per share has not been presented in 2002 as the impact is anti-dilutive.

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

     New Accounting Pronouncements - Interpretation 44 of the Emerging Issues Task Force of the Financial Accounting Standards Board ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation", establishes standards for reporting certain equity transactions under APB Opinion 25. This interpretation requires specific accounting treatment for modifications made to outstanding stock options and warrants. Further, the interpretation establishes a new model, "Variable Accounting", to account for modifications to outstanding options and warrants. The Company adopted the provisions of FIN 44 in July 2000.

     Statement of Financial Standards No. 141 "Business Combinations" was issued in July 2001. It was effective for business combinations after June 30, 2001. SFAS No. 141 requires the "purchase method" of accounting be used to account for all business combinations. In addition, new criteria is to be used to determine whether an acquired intangible asset should be recognized separately from the amount recorded as goodwill. The Company adopted the provisions of SFAS No. 141 in fiscal 2002.

2.   CAPITALIZATION

     The Company's Certificate of Incorporation provides for two classes of common stock, a Class A for which 50,000,000 shares are authorized for issuance and a Class B for which 4,420,113 shares are authorized for issuance. The par value of each class is $.001. Subject to certain limited exceptions, shares of Class B Common Stock are automatically converted into an equivalent number of Class A shares upon the sale or transfer of the Class B Common Stock by the original holder, or at which time the total number of outstanding shares of Class B Common Stock falls below 5% of the total aggregate number of issued and outstanding shares of Class A and Class B Common Stock. The holder of each share of Class A and Class B Common Stock is entitled to one vote per share.

     The Company has authorized 10,000,000 shares of Preferred Stock, of which 780,000 shares have been designated Class A Redeemable Convertible Preferred Stock with a par value of $.001 per share. 40,000 shares of Class A Redeemable Convertible Preferred Stock ("Class A Preferred") were issued and outstanding at March 31, 2002. The Class A Preferred Stock has a liquidation preference equal to its issue price ($.80 per share) and is convertible at any time, at the option of the holder, into .3 shares of Class B Common Stock for each share of Class A Preferred Stock converted. The Class A Preferred Stock is subject to redemption at the Company's option for $.80 per share at any time. The Company would be required to pay approximately $25,000 to redeem these shares. The holders of the Class A Preferred Stock are entitled to an annual non-cumulative dividend preference of $.072 per share when the Company's net earnings per share of Class A Preferred Stock equals or exceeds $.072. The Class A Preferred stockholders do not have voting rights except as required by applicable law.

3.   INCOME TAXES

     At March 31, 2002, the Company had net operating loss carryforwards of approximately $22.2 million for Federal income tax purposes and $3.7 million for state income tax purposes that expire at various dates through fiscal year 2022. The tax laws related to the utilization of loss carryforwards are complex and the amount of the Company's loss carryforward that will ultimately be available to offset future taxable income may be subject to annual limitations resulting from changes in the ownership of the Company's common stock.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 2002 are substantially composed of the Company's net operating loss carryforwards, for which the Company has made a full valuation allowance.

     The valuation allowance increased approximately $1.7 million in the year ended March 31, 2002, representing primarily the net taxable loss for tax return purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

     The tax provision for the year ended March 31, 2002 is composed of California franchise tax.

4.   STOCK OPTIONS

     The Company has four stock option plans: The 1990 Incentive Stock Option and Non-Qualified Stock Option Plan, the 1991 Directors' Stock Option Plan ("The Directors' Plan"), the 1997 Employee Stock Option Plan and the 2000 Stock Option Plan. The Company measures compensation for these plans under APB Opinion No. 25. No compensation cost has been recognized as all options were granted at the fair market value or the greater of the underlying stock at the date of grant. Had compensation expense for these plans been determined consistent with SFAS No. 123, the Company's net income (loss) and net income (loss) per share would be as follows:

                                                        2002            2001
                                                        ----            ----
     Net income (loss), as reported                  $(284,000)       $212,000
     Net income (loss), pro forma                    $(310,000)       $139,000
     Basic income (loss) per share, as reported      $   (0.02)       $   0.02
     Basic income (loss) per share -  pro forma      $   (0.03)       $   0.01

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 3, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2002 and 2001, respectively: risk-free interest rates of 5% and 9%, expected volatility of 5% and 4% and expected lives of 10 years in all periods. No dividends were assumed in the calculations.

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

     Stock option transactions for 2002 are summarized as follows:

                                                                 Weighted
                                                                  Average
                                                Shares           Exercise
                                                 (000)             Price
                                                 -----             -----

         Outstanding, beginning of year          1,296             $1.89
         Granted                                   906               .74
         Exercised                                  (4)              .66
         Cancelled                                (108)              .92
                                                 -----             -----

         Outstanding, end of year                2,090             $1.44
                                                 =====             =====

         Exercisable, end of year                1,156             $1.95
                                                 =====             =====

     Information regarding stock options outstanding as of March 31, 2002 is as follows:

                                                    Options Outstanding
                                           -------------------------------------
                                              Weighted              Weighted
                                               Average               Average
        Price Range           Shares       Exercise Price        Remaining Life
        ------------------------------------------------------------------------
        $0.50 - $5.34        2,090,034          $1.44               7.4 years

                                                    Options Exercisable
                                           -------------------------------------
                                              Weighted              Weighted
                                               Average               Average
        Price Range           Shares       Exercise Price        Remaining Life
        ------------------------------------------------------------------------
        $0.50 - $5.34        1,155,573          $1.95               6.8 years

5.   COMMITMENTS

     The Company leases its manufacturing and office facility and certain office equipment under non-cancelable operating leases. Minimum future lease payments under all non-cancelable operating leases expiring at various dates through fiscal 2007, are as follows:

                      2003                       $376,973
                      2004                        343,945
                      2005                          8,324
                      2006                          8,324
                      2007                          8,324
                                                 --------
                     Total                       $745,890
                                                 ========

     Rent expense was approximately $349,000 and $345,000 in fiscal 2002 and 2001, respectively.

6.   EMPLOYEES' RETIREMENT PLAN

     The Company maintains a 401(k) Plan which is qualified under the Internal Revenue Code. All full-time employees are eligible to participate in the Plan. Employees may make voluntary contributions to the Plan which are matched by the Company at the rate of $.50 for every $1.00 of employee contribution, subject to certain limitations. The Company contributions and administration costs recognized as expense were approximately $62,000 and $64,000 in fiscal 2002 and 2001, respectively.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III

Item 9.  Directors and Executive Officers

Set forth below is certain information relating to the directors and officers of the Company.

      Name                     Age               Position
      ----                     ---               --------
Richard D. Kurtz                50         Chairman of the Board

Brock Koren                     38         President and Chief Executive Officer

M. Scott Farese                 45         Director

Stephen P. Soltwedel            55         Director

Susan A. Schmidt                36         Chief Financial Officer & Secretary

Paul Sharman                    44         Vice President, Operations

Richard D. Kurtz, Chairman of the Board
---------------------------------------
Mr. Kurtz became a Director of the Company in February 2000 and was elected Chairman of the Board in July 2000. He is currently an equity owner and Director of Client Services and Strategic Planning for Quantum Compliance Systems Inc. Mr. Kurtz joined Quantum, a privately owned software company specializing in the development and installation of Environmental Health and Safety Management systems, in July 2001. Prior to joining Quantum, Mr. Kurtz's career reflects 25 years in sales, marketing and strategic planning for various aerospace, automotive, distribution and medical companies. Most recently, he was Vice President of Sales and Marketing for Filtertek Inc. an ESCO Technology company for over 13 years.

Brock Koren, President and Chief Executive Officer
--------------------------------------------------
Mr. Koren joined the Company in July 1998 and was promoted from Vice President, Sales and Marketing to President and Chief Executive Officer in October 1999, at which time he also became a Director of the Company. From 1992 until 1998, he was employed by Hamamatsu, a leading manufacturer of devices for generation and measurement of infrared, visible, and ultraviolet light, as a Regional Sales Engineer. In addition to his position on the API Board of Directors, Mr. Koren also serves as a Director for BioCal, a privately held company located in Southern California, specializing in DNA Parentage testing and DNA Souvenir.

M. Scott Farese, Director
-------------------------
Mr. Farese became a director of the Company in August 1998. He is currently a Business Unit Director for Filtertek Inc. Mr. Farese joined Filtertek in 1991. Filtertek, a subsidiary of ESCO Technologies, is the largest worldwide producer of custom filtration products and fluid control devices and the world's largest manufacturer of custom molded filter elements.

Stephen P. Soltwedel, Director
------------------------------
Mr. Soltwedel became a director of the Company in February 2000. Since 1972, he has been employed by Filtertek, Inc. and is currently Vice President and Chief Financial Officer. Prior to joining Filtertek, Mr. Soltwedel was employed by the public accounting firm of Baillies Denson Erickson & Smith in Lake Geneva, WI.

Susan A. Schmidt, Chief Financial Officer and Secretary
-------------------------------------------------------
Ms. Schmidt joined the Company in March 2000. From 1997 to 2000, she was Director of Finance - Amphitheaters for SFX Entertainment, Inc. in Encino, CA. SFX was a New York-based promoter and producer of live entertainment events. From 1992 to 1997 she was Controller for Revchem Plastics, Inc., a privately held distribution company serving the reinforced plastics industry, and Durall Plastics,Inc., Revchem Plastics Inc.'s sister manufacturing company in Rialto, CA.

Paul Sharman, Vice President Operations
---------------------------------------
Mr. Sharman joined API in June 1990. From 1995 to 1999, he was the Director of Quality and Reliability. From 1999 to March 2000, he held the position of Director of Operations and in March 2000, he was promoted to Vice President of Operations.

Directors serve annual terms until the next annual meeting of stockholders and until their successors are elected and qualified. Officers serve at the pleasure of the Board of Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors and persons who own more than ten percent of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports of beneficial ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based solely on its review of the copies of the forms received by it, the Company believes that all of its officers and directors complied with all filing requirements applicable to them, except with respect to the late filings of Form 4 by Richard Kurtz and Stephen Soltwedel to report option grants made in April 2001 and August 2001, which were reported in October 2001; the late filings of Form 4 by Brock Koren, Paul Sharman and Susan Schmidt to report an April 2001 option grant, which was reported in September 2001; and the late filings of Form 4 by M. Scott Farese to report option grants made in April 2001 and August 2001, both of which were reported in October 2001, and to report a stock purchase made in October 2001, which was reported in December 2001.

Item 10.  Executive Compensation

The following table sets forth compensation paid or accrued by the Company for services rendered to the Company's Chief Executive Officer and to each of the other executive officers of the Company whose cash compensation exceeded $100,000 for services rendered during the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                             Long Term Compensation
                                                                       ----------------------------------
                                       Annual Compensation                      Awards            Payouts
                                       -------------------                      ------            -------
                                                            Other                    Securities
                                                            Annual      Restricted   Underlying    LTIP       All Other
                               Fiscal   Salary    Bonus  Compensation  Stock Awards    Options    Payouts   Compensation
Name and Principal Position     Year     ($)       ($)       ($)           ($)           (#)        ($)         ($) (1)
---------------------------     ----     ----      ----      ----          ----          ----       ----        ----

Brock Koren                     2002    175,000     -         -             -          100,000       -         16,300
President and Chief Executive   2001    175,000     -         -             -           50,000       -          9,400
Officer                         2000    175,000   12,500      -             -          200,000       -          8,600
------------------------------------------------------------------------------------------------------------------------
(1) Represents amounts paid by the Company on behalf of the named person in connection with the Company's 401(k)
    Retirement Plan, vacation pay and car allowance.

Employment Agreements
---------------------
The Company currently has no employment agreements with any employee.

Stock Options
-------------
The following tables set forth certain information concerning stock options granted to the persons named in the Summary Compensation Table during the last fiscal year and unexercised stock options held by such persons at the end of such fiscal year.

                          Option Grants in Fiscal 2002

                                Individual Grants
                                -----------------
                 Number of
                 Securities      % of Total
                 Underlying    Options Granted    Exercise or
                  Options      to Employees in    Base Price     Expiration
Name(1)           Granted(#)     Fiscal Year       ($/Sh)(2)        Date
-------          -----------   ---------------    -----------     ----------
Brock Koren        100,000            11%         $.80, $.67   4/20/11, 2/20/12

--------------------------------------------------------------------------------
(1) See "Summary Compensation Table" and Item 9 "Directors and Executive Officers" for principal position.
(2) Includes two option grants of 50,000 each.


          Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                            Number of Securities Underlying       Value of Unexercised
                      Shares                     Unexercised Options at           In-the-Money Options
                    Acquired on      Value        Fiscal Year End(#)             at Fiscal Year End($)
Name(1)             Exercise(#)    Realized    Exercisable/Unexercisable       Exercisable/Unexercisable
-------             -----------    --------    -------------------------       -------------------------
Brock Koren            -              -             196,667/228,333                $57,200/$105,500

-----------------------------------------------------------------------------------------------------------
(1) See "Summary Compensation Table" and Item 9 "Directors and Executive Officers" for principal position.


Compensation of Directors
-------------------------
During 2002, each independent member of the Board of Directors received a directors' fee in the amount of $2,500 for each meeting attended, subject to a maximum of $10,000 payable to each independent director. In addition, all directors, including employee directors, are reimbursed for reasonable travel expenses incurred in connection with their attending meetings of the Board of Directors and committees. Each of the directors who is not an employee of the Company is also eligible for grants of stock options upon their appointment to the Board of Directors and all directors are eligible for stock option grants on a discretionary basis so long as they remain on the Board under the Advanced Photonix 2000 Stock Option Plan. Directors who are also officers of the Company do not receive cash compensation in consideration for their services as directors.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 21, 2002, certain information concerning the holdings of each person who was known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Class A or Class B Common Stock of the Company, by each director and executive officers and by all directors and officers as a group.


                                           Class A Common Stock
                                ------------------------------------------
                                              Shares Under
                                 Shares        Exercisable        Percent
                                 Owned      Options/Warrants(1)  Voting(2)
                                 ------     -------------------  ---------
Richard D. Kurtz(3)              45,000          270,000             2.5
Brock Koren(3)                   10,000          253,334             2.1
Stephen P. Soltwedel(3)          10,000          200,000             1.7
M. Scott Farese(3)               15,000          189,000             1.6
Paul Sharman(3)                   5,000           65,334              .6
Susan A. Schmidt(3)                 500           43,334              .4
Directors & Officers as a Group  85,500        1,021,002             8.3

-------------------------------------------------------------------------------
(1) Includes shares under options exercisable on March 31, 2002 and options which become exercisable within 60 days thereafter.

(2) Represents voting power assuming beneficial owner exercises all exercisable options and warrants.

(3) The address of this shareholder is c/o Advanced Photonix, Inc. 1240 Avenida Acaso, Camarillo, CA 93012.



The following table sets forth, as of March 31, 2002, the aggregated information pertaining to all securities authorized for issuance under the Company's equity compensation plans:

                                  Number of
                              Securities to be
                                 issued upon       Weighted-average
                                 exercise of        exercise price        Number of
                                 outstanding        of outstanding       securities
                                  options,             options,           remaining
                                warrants and         warrants and      available for
Plan Category                      rights               rights         future issuance
-------------                      ------               ------         ---------------
Equity  compensation plans        2,090,034             $1.44             684,889
approved by shareholders

Equity  compensation plans
not approved by shareholders          -                   -                  -

Total                             2,090,034             $1.44             684,889

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

     (3)  Reports on Form 8-K: None.

     (4)  Exhibits:

      Exhibit
        No.    Description
      -------  -----------

      3.1 Certificate of Incorporation of the Registrant, as amended - incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 23, 1990

      3.1.1    Amendment to  Certificate  of  Incorporation  of the  Registrant,
               dated   October  29,   1992-incorporated   by  reference  to  the
               Registrant's March 31, 1996 Annual Report on Form 10-K

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

      10.2* Advanced Photonix, Inc. 1990 Incentive Stock Option and Non-Qualified Stock Option Plan - incorporated by reference to Exhibit No. 10.11 to the Registrant's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 23, 1990

      10.3* Advanced Photonix, Inc. 1997 Employee Stock Option Plan - incorporated by reference to Exhibit 10.13 to the Registrant's March 30, 1997 Annual report on Form 10-K

      10.4* Amendment No. 1 to 1997 Employee Stock Option Plan of Advanced Photonix, Inc. - incorporated by reference to Exhibit 10.14 to the Registrant's December 28, 1997 Quarterly report on Form 10-Q

      10.5* Advanced Photonix, Inc. 2000 Stock Option Plan - incorporated by reference to Exhibit 10.1 to the Registrant's Registration
               Statement on Form S-8, filed with the Securities and Exchange Commission on March 15, 2001

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

ADVANCED PHOTONIX, INC.



Date: June 27, 2002                 By:  /s/ Brock Koren
      -------------                      ---------------------------------------
                                         Brock Koren, President &
                                          Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                          Title                           Date

/s/ Richard D. Kurtz           Chairman of the Board           June 27, 2002
------------------------                                       -------------
Richard D. Kurtz


/s/ Brock Koren                President and                   June 27, 2002
------------------------       Chief Executive Officer         -------------
Brock Koren


/s/ M. Scott Farese            Director                        June 27, 2002
------------------------                                       -------------
M. Scott Farese


/s/ Stephen P. Soltwedel       Director                        June 27, 2002
------------------------                                       -------------
Stephen P. Soltwedel


/s/ Susan A. Schmidt           Chief Financial Officer         June 27, 2002
------------------------       and Secretary                   -------------
Susan A. Schmidt               (Principal Financial and
                                Accounting Officer)