Form 10QSB
period 2002-06-30
ADVANCED PHOTONIX INC
filed 2002-08-07
CIK 869986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                     1240 Avenida Acaso, Camarillo, CA 93012

                                 (805) 987-0146


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On August 2, 2002, 12,219,648 shares of Class A Common Stock, $.001 par value, and 31,691 shares of Class B Common Stock, $.001 par value, were outstanding.

                             ADVANCED PHOTONIX, INC.

                                      INDEX


                                                                    PAGE
PART I      FINANCIAL INFORMATION

  Item 1.   Financial Statements (Unaudited)

            Balance Sheet at June 30, 2002                          3 - 4

            Statements of Operations for the three month              5
              periods ended June 30, 2002 and June 24, 2001

            Statements of Cash Flows for the three month              6
              periods ended June 30, 2002 and June 24, 2001

            Notes to Financial Statements                           7 - 8

  Item 2.   Management's Discussion and Analysis                    9 - 10


PART II     OTHER INFORMATION                                         11

            SIGNATURES                                                11

                                                         ADVANCED PHOTONIX, INC.

                                                             BALANCE SHEET
                                                           AT JUNE 30, 2002
                                                              (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                               $      2,944,000
Short term investments                                                                         1,002,000
Accounts receivable, less allowance of $33,000                                                 1,069,000
Inventories                                                                                    2,813,000
Prepaid expenses and other current assets                                                        133,000
                                                                                        -------------------------
         Total Current Assets                                                                  7,961,000
                                                                                        -------------------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost                                                  3,692,000
Less accumulated depreciation and amortization                                                (3,069,000)
                                                                                        -------------------------
         Equipment and Leasehold Improvements, net                                               623,000
                                                                                        -------------------------

OTHER ASSETS
Goodwill, net of accumulated amortization of $353,000                                            483,000
Patents, net of accumulated amortization of $41,000                                               22,000
Other                                                                                             24,000
                                                                                        -------------------------
         Total Other Assets                                                                      529,000
                                                                                        -------------------------
TOTAL ASSETS                                                                            $      9,113,000
                                                                                        =========================



                                                        ADVANCED PHOTONIX, INC.

                                                       BALANCE SHEET - Continued
                                                           AT JUNE 30, 2002
                                                              (UNAUDITED)

----------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                                        $        255,000
Accrued expenses:
     Salaries and employee benefits                                                              228,000
     Other                                                                                         5,000
                                                                                        ------------------------
         Total Current Liabilities                                                               488,000
                                                                                        ------------------------

COMMITMENTS AND CONTINGENCIES
Class A redeemable convertible preferred stock, $.001 par value;                                  32,000
     780,000 shares authorized; 40,000 shares issued and outstanding
SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value; 10,000,000 shares authorized;
     780,000 shares designated Class A redeemable convertible;                                      --
     no shares issued and outstanding
Class A common stock, $.001 par value; 50,000,000 shares authorized;                              12,000
     12,219,648 shares issued and outstanding
Class B common stock, $.001 par value; 4,420,113 shares authorized;                                 --
     31,691 shares issued and  outstanding
Additional paid-in capital                                                                    26,581,000
Accumulated Deficit                                                                          (18,000,000)
                                                                                        ------------------------
         Total Shareholders' Equity                                                            8,625,000
                                                                                        ------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $      9,113,000
                                                                                        ========================


                                                  See notes to financial statements.

                                                        ADVANCED PHOTONIX, INC.

                                                       STATEMENTS OF OPERATIONS
                                                              (UNAUDITED)

For the three month periods ended                          June 30, 2002        June 24, 2001
-----------------------------------------------------   ------------------   ------------------

SALES                                                     $    1,548,000       $    1,831,000

Cost of Goods Sold                                               916,000              918,000
                                                        ------------------   ------------------
GROSS PROFIT                                                     632,000              913,000

Research and development expenses                                142,000              130,000
Sales and marketing expenses                                     234,000              256,000
General and administrative expenses                              307,000              261,000
                                                        ------------------   ------------------

INCOME (LOSS) FROM OPERATIONS                                    (51,000)             266,000
                                                        ------------------   ------------------

OTHER INCOME
Interest income                                                   28,000               89,000
                                                        ------------------   ------------------

NET INCOME (LOSS)                                        ($       23,000)      $      355,000
                                                        ==================   ==================


Basic and Diluted Earnings Per Share                            ($ 0.00)              $ 0.03
Weighted Average Shares Outstanding                           12,247,000           12,239,000



                                                   See notes to financial statements.

                                                        ADVANCED PHOTONIX, INC.

                                                       STATEMENTS OF CASH FLOWS
                                                              (UNAUDITED)

For the three month periods ended                                                June 30, 2002           June 24, 2001
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                                $    (23,000)           $    355,000

Adjustments to reconcile net income to net cash provided by
(used by) operating activities:
     Depreciation                                                                      49,000                  54,000
     Amortization                                                                       1,000                  10,000

Changes in assets and liabilities:
     Short-term investments                                                              --                 1,082,000
     Accounts receivable                                                              236,000                 124,000
     Inventories                                                                     (242,000)               (492,000)
     Prepaid expenses and other current assets                                        (21,000)                 40,000
     Other assets                                                                        --                    (1,000)
     Accounts payable and accrued expenses                                           (124,000)                 (4,000)
                                                                                 ------------------      -------------------
  Net cash provided by (used by) operating activities                                (124,000)              1,168,000
                                                                                 ------------------      -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                  (20,000)               (135,000)
Prepaid acquisition costs                                                                --                   (18,000)
                                                                                 ------------------      -------------------
  Net cash used by investing activities                                               (20,000)               (153,000)
                                                                                 ------------------      -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options                                                 5,000                    --
                                                                                 ------------------      -------------------
  Net cash provided by financing activities                                             5,000                    --
                                                                                 ------------------      -------------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 (139,000)              1,015,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    3,083,000               3,907,000
                                                                                 ------------------      -------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $  2,944,000            $  4,922,000
                                                                                 ==================      ===================



                                                  See notes to financial statements.

                             ADVANCED PHOTONIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2002
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending March 30, 2003. For further information, refer to the financial statements and notes thereto included in the Advanced Photonix, Inc. Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------
Net Income (Loss) Per Share: Net income (loss) per share is based on the weighted average number of common shares outstanding. Such weighted average shares were approximately 12,247,000 at June 30, 2002 and 12,239,000 at June 24, 2001. Net income (loss) per share calculations are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" (SFAS
128). Accordingly, "basic" net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the year. The impact of Statement 128 on the calculation of earnings per share is as follows:

                                            Three Months Ended      Three Months Ended
                                              June 30, 2002           June 24, 2001
                                              -------------           -------------
    BASIC
    Average Shares Outstanding                  12,247,000              12,239,000
    Net Income (Loss)                              (23,000)                355,000
    Basic Earnings (Loss) Per Share                ($  .00)                $  0.03

    DILUTED
    Average Shares Outstanding                  12,247,000              12,239,000
    Net Effect of Dilutive Stock Options
      based on the treasury stock method
      using average market price                   236,800                  66,500
    Total Shares                                12,483,800              12,305,500
    Net Income (Loss)                              (23,000)                355,000
    Diluted Earnings Per Share                 anti-dilutive               $  0.03

    Average Market Price of Common Stock          $  1.168                 $ 0.986
    Ending Market Price of Common Stock           $  1.000                 $ 0.920

------------------
Stock options granted to Company employees, directors, and former owners were excluded from the calculation of earnings per share in the financial statements because they were either anti-dilutive or immaterial for the periods reported:

     Three Months Ended June 30, 2002        Three Months Ended June 24, 2001
    -----------------------------------     ------------------------------------

       No. of Shares     Exercise Price        No. of Shares     Exercise Price
    Underlying Options     Per Share        Underlying Options     Per Share
    ------------------   --------------     ------------------   --------------
          12,000              0.5000               8,000              0.5000
         130,000              0.5630              92,000              0.5630
             500              0.6250                 500              0.6250
           4,000              0.6875               3,000              0.6875
         130,000              0.7500              92,000              0.7500
         266,006              0.8000                -                 0.8000
          75,000              0.8600                -                 0.8600
          75,000              1.0000              50,000              1.0000
          13,900              1.1875              13,300              1.1875
          78,800              1.2500              65,200              1.2500
           4,000              1.5000               4,000              1.5000
           4,000              1.6250               2,000              1.6250
          66,000              1.8750              44,000              1.8750
          35,500              2.5000              43,100              2.5000
           8,000              3.0000               4,000              3.0000
           1,000              3.0940                 500              3.0940
         400,000              3.1875             400,000              3.1875
          50,000              5.3440              25,000              5.3440
    ------------------   --------------     ------------------   --------------
       1,353,706                                 846,600
    ===================================     ===================================


Inventories:  Inventories consist of the following:
                                                    June 30, 2002
                                                 ---------------------
          Raw materials                              $ 2,041,000
          Work in progress                             1,024,000
          Finished products                              170,000
                                                 ---------------------
          Total inventories                            3,235,000
                                                 =====================
          Less reserve                                  (422,000)
                                                 ---------------------
          Inventories, net                           $ 2,813,000
                                                 =====================


NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS
--------------------------------------
Statement of Financial Accounting Standard No.142 , "Goodwill and Other Intangible Assets" ("SFAS No. 142") was issued in July 2001. It requires that goodwill no longer be amortized, but tested for impairment on an annual basis. SFAS No. 142 was effective for financial statements for fiscal years beginning after December 31, 2001. Accordingly, the Company adopted the provisions of SFAS 142 in the current fiscal year and has ceased monthly amortization of intangible assets with an indefinite life.

Item 2. Management's Discussion and Analysis

RESULTS OF OPERATIONS

NET PRODUCT SALES
-----------------
Net product sales for the first quarter of fiscal year 2003 ("Q1 03") were $1,548,000, a decrease of $283,000 or 15% from revenues of $1,831,000 for the first quarter of fiscal year 2002 ("Q1 02").

Compared to Q1 02, the decrease in net revenues for the period was primarily due to decreased sales to companies in the medical equipment and medical imaging markets. Sales to customers in these markets can fluctuate significantly between quarters, due to variances in customer delivery schedules. The Company expects that for the full year over year, it will continue to experience steadily increasing sales to the medical markets. Sales to the medical markets in Q1 03 represented 10% of total net sales, as compared to 21% in Q1 02. Sales to the military and aerospace markets remained stable for Q1 03, comprising 34% of total net sales for the period, as compared to 31% for the same period of the prior year. While the Company continues to anticipate increasing volume from sales of its proprietary LAAPD products, it continues to expect more rapid growth to be seen in the sales of its commercial and core product lines, particularly to the medical and military segments, during the remainder of fiscal year 2003.

COSTS AND EXPENSES
------------------
Cost of product sales decreased only slightly, by $2,000 in Q1 03 compared to Q1
02. Consequently, due to decreased revenues in the current quarter, cost of product sales as a percentage of net sales increased by 9% and gross profit margin on net product sales decreased 9 percentage points to 41% as compared to 50% in Q1 02. As the Company must maintain certain fixed overhead costs, the current gross margin is indicative of what can be expected at the current sales levels and expects the gross margin percentages to improve as revenues increase.

Research and development costs increased by $12,000 (9%) to $142,000 in Q1 03 as compared to Q1 02. The increase in R&D costs is primarily due to variable expenditures associated with current development projects, including the continual improvement of the Company's current line of LAAPD and core business products. As they have in the past, R&D costs may continue to vary significantly, due to the level of activity associated with development contracts as well as product improvement and/or new product development projects.

Marketing and sales expenses decreased by $22,000 (9%) to $234,000 in Q1 03 as compared to Q1 02. The decrease in marketing and sales expense is primarily due to reductions in both recruitment and travel expenses as compared to the prior year. The Company does not anticipate any major fluctuations in sales and marketing expenses and expects that they will remain at approximately the same levels for the remainder of the year.

General and administrative expenses increased by $46,000 (18%) to $307,000 in Q1 03 as compared to $261,000 in Q1 02. The increase in general and administrative expenses is primarily due to increased insurance and depreciation expenses over the same period in the prior year. The Company has continued to see increases in both liability and benefits-type insurances and expects that such increases will continue throughout the remainder of the year. The increase in depreciation expense is the result of the purchase of a new enterprise resource planning
(ERP) software system which was installed during the third quarter of last year. In addition, the Company reported increased expenses associated with legal fees and Board of Directors' fees, which are primarily the result of timing differences between the two periods.

Interest income in Q1 03 was $28,000, or $61,000 less than the $89,000 reported in Q1 02. The decrease in interest income is due primarily to continually declining interest rates seen during the past year in addition to lower cash reserves available for investment.

Net loss for Q1 03 was  ($23,000),  as compared to net income of $355,000 for Q1
02.

FINANCIAL CONDITION

At June 30, 2002, the Company had cash, cash equivalents and short term investments of $3.9 million, working capital of $7.5 million, and an accumulated deficit of $18.0 million. The Company's cash, cash equivalents and short-term investments decreased by $139,000 during the three months ended June 30, 2002. $5,000 was obtained through the exercise of stock options and $124,000 was used by operating activities. Operating expenditures were impacted by cash outlays used to purchase inventory and reduce accounts payable, both of which were partially offset by cash flow resulting from the collections of outstanding accounts receivable.

Cash of $20,000 was used for capital equipment, compared to $135,000 during the same period of the prior year. All capital expenditures during the current quarter were due to necessary equipment upgrades and/or replacements. The Company does not anticipate any major cash outlays for capital items during the remainder of the year, as there are no significant capital equipment purchases scheduled at this time.

The Company is exposed to interest rate risk for marketable securities. Due to declining interest rates available to the Company pursuant to its investment policy, the Company was able to achieve higher yields on more liquid money market accounts and thus transferred the majority of its available cash reserves from short term investment instruments to such accounts during the prior fiscal year. At June 30, 2002, the Company continued to hold one investment in a U.S. Government security with a value of $1,000,000 which carries an interest rate of 5.0%. The Company will continue to monitor available interest rates throughout the remainder of the year and will attempt to utilize the best possible avenues of investment for its excess liquid assets.


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

                            PART II OTHER INFORMATION

Items 1 - 5
-----------
None

Item 6  Exhibits and Reports on Form 8-K
----------------------------------------
(a)  Exhibits
     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)  Reports on Form 8-K
     None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         Advanced Photonix, Inc.
                                         ------------------------------------
                                         (Registrant)



 Date:    August 7, 2002                 /s/ Susan A. Schmidt
          --------------                 ------------------------------------
                                         Susan A. Schmidt
                                         Chief Financial Officer and Secretary


  Date:   August 7, 2002                 /s/ Brock Koren
          --------------                 ------------------------------------
                                         Brock Koren
                                         President & Chief Executive Officer