Form 10QSB
period 2002-09-29
ADVANCED PHOTONIX INC
filed 2002-11-13
CIK 869986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 29, 2002

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

                     1240 Avenida Acaso, Camarillo, CA 93012

                                 (805) 987-0146



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On November 8, 2002, 12,219,648 shares of Class A Common Stock, $.001 par value, and 31,691 shares of Class B Common Stock, $.001 par value, were outstanding.



                             ADVANCED PHOTONIX, INC.

                                      INDEX



                                                                                      PAGE
PART I      FINANCIAL INFORMATION

  Item 1.   Financial Statements (Unaudited)                                          3 - 6

            Balance Sheet at September 29, 2002                                       3 - 4

            Statements of Operations for the three and six month periods ended
              September 29, 2002 and September 23, 2001                                 5

            Statements of Cash Flows for the six month periods ended
              September 29, 2002 and September 23, 2001                                 6

            Notes to Financial Statements                                             7 - 9

  Item 2.   Management's Discussion and Analysis                                     10 - 13

  Item 3.   Controls and Procedures                                                     14

PART II     OTHER INFORMATION                                                           15

            SIGNATURES                                                                  16

            CERTIFICATIONS                                                           17 - 18



                             ADVANCED PHOTONIX, INC.

                           CONSOLIDATED BALANCE SHEET
                              AT SEPTEMBER 29, 2002
                                   (UNAUDITED)


---------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                   $            1,120,000
Short-term investments                                                                   1,002,000
Accounts receivable, less allowance of $37,000                                           1,359,000
Inventories                                                                              3,111,000
Prepaid expenses and other current assets                                                  192,000
                                                                            -----------------------------
         Total Current Assets                                                            6,784,000
                                                                            -----------------------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost                                            4,382,000
Less accumulated depreciation and amortization                                          (3,127,000)
                                                                            -----------------------------
             Total Equipment and Leasehold Improvements                                  1,255,000
                                                                            -----------------------------

OTHER ASSETS
Goodwill, net of accumulated amortization of $353,000                                      931,000
Patents, net of accumulated amortization of $42,000                                         21,000
Other                                                                                      174,000
                                                                            -----------------------------
             Total Other Assets                                                          1,126,000
                                                                            -----------------------------
TOTAL ASSETS                                                                $            9,165,000
                                                                            =============================






                 See notes to consolidated financial statements.


                             ADVANCED PHOTONIX, INC.

                     CONSOLIDATED BALANCE SHEET - Continued
                              AT SEPTEMBER 29, 2002
                                   (UNAUDITED)

---------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                             $             539,000
Accrued expenses:
         Salaries and employee benefits                                                    218,000
         Other                                                                               9,000
                                                                             ----------------------------
         Total Current Liabilities                                                         766,000
                                                                             ----------------------------

COMMITMENTS AND CONTINGENCIES
Class A redeemable convertible preferred stock, $.001 par value; 780,000                    32,000
         shares authorized; 40,000 shares issued and outstanding

SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value; 10,000,000 shares authorized;
         780,000 shares designated Class a redeemable convertible;                            --
         no shares issued and outstanding
Class A common stock, $.001 par value; 50,000,000 shares  authorized;                       12,000
         12,219,648 shares issued and outstanding
Class B common stock, $.001 par value; 4,420,113 shares authorized; 31,691                    --
         shares issued and outstanding

Additional paid-in capital                                                              26,586,000
Accumulated Deficit                                                                    (18,231,000)
                                                                             ----------------------------
             Total Shareholders' Equity                                                  8,399,000
                                                                             ----------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                   $           9,165,000
                                                                             ============================


                 See notes to consolidated financial statements.



                             ADVANCED PHOTONIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months Ended                              Six Months Ended
                                        ---------------------------------------------- ---------------------------------------------
                                          September 29, 2002     September 23, 2001     September 29, 2002      September 23, 2001
                                        ----------------------  ---------------------- ----------------------  ---------------------

SALES                                            $1,838,000            $1,809,000             $3,386,000              $3,640,000
Cost of goods sold                                1,307,000             1,100,000              2,224,000               2,018,000
                                        ----------------------  ---------------------- ----------------------  ---------------------
GROSS PROFIT                                        531,000               709,000              1,162,000               1,622,000

Research and development expenses                   144,000               124,000                286,000                 254,000
Marketing and sales expenses                        224,000               214,000                457,000                 470,000
General and administrative expenses                 413,000               295,000                720,000                 556,000
Acquisition investigation expenses                     --                 630,000                   --                   630,000
                                        ----------------------  --------------------- ----------------------  ---------------------

LOSS FROM OPERATIONS                               (250,000)             (554,000)              (301,000)               (288,000)
                                        ----------------------  ---------------------- ----------------------  ---------------------

OTHER INCOME
Interest income                                      20,000                48,000                 48,000                 137,000
Other, net                                           (2,000)               (2,000)                (2,000)                 (2,000)
                                        ----------------------  ---------------------- ----------------------  ---------------------
TOTAL OTHER INCOME                                   18,000                46,000                 46,000                 135,000
                                        ----------------------  ---------------------- ----------------------  ---------------------

NET LOSS                                          ($232,000)            ($508,000)             ($255,000)              ($153,000)
                                        ======================  ====================== ======================  =====================

Basic and Diluted Loss Per Share                   ( $ .02)              ( $ .04)                ($ .02)                 ($ .01)

Weighted Average Shares Outstanding              12,251,000            12,242,000             12,249,000              12,240,000




                 See notes to consolidated financial statements.


                             ADVANCED PHOTONIX, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

For the six month periods ended                                                    September 29, 2002        September 23, 2001
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                               ($ 255,000)               ($ 153,000)

Adjustments to reconcile net loss to net cash provided by (used by)
  operating activities:
     Depreciation                                                                         107,000                   104,000
     Amortization                                                                           2,000                    17,000
     Write off of prepaid acquisition costs, net of $200,000 cash expended                   --                     430,000

Changes in assets and liabilities:
     Short-term investments                                                                  --                   1,082,000
     Accounts receivable                                                                  252,000                    44,000
     Inventories                                                                           14,000                  (504,000)
     Prepaid expenses and other current assets                                              9,000                    47,000
      Other assets                                                                       (192,000)                   (1,000)
     Accounts payable and accrued expenses                                                (54,000)                  137,000
                                                                                 ------------------------  ------------------------
  Net cash provided by (used by) operating activities                                    (117,000)                1,203,000
                                                                                 ------------------------  ------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                      (57,000)                (320,000)
Purchase of selected net assets of Silicon Sensors, LLC                                (1,799,000)                    --
                                                                                 ------------------------  ------------------------
  Net cash used by investing activities                                                (1,856,000)                (320,000)
                                                                                 ------------------------  ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock options                                                     5,000                     --
Proceeds from exercise of stock options                                                     5,000                    3,000
                                                                                 ------------------------  ------------------------
  Net cash provided by financing activities                                                10,000                    3,000
                                                                                 ------------------------  ------------------------


NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                     (1,963,000)                 886,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        3,083,000                3,907,000
                                                                                 ------------------------  ------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 1,120,000              $ 4,793,000
                                                                                 ========================  ========================

                 See notes to consolidated financial statements.

                             ADVANCED PHOTONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 29, 2002
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Advanced Photonix, Inc. ("the Company") and the Company's wholly owned subsidiary, Silicon Sensors Inc. ("SSI") (See Note 2). These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. All significant inter-company accounts and transactions have been eliminated in consolidation. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 29, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 30, 2003. For further information, refer to the financial statements and notes thereto included in the Advanced Photonix, Inc. Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002.


NOTE 2 - ACQUISITION

On August 21, 2002, SSI, a newly formed wholly owned subsidiary of API purchased substantially all of the assets and selected liabilities of Silicon Sensors LLC, a closely held manufacturer of opto-electronic semiconductor based components located in Dodgeville, Wisconsin. The purchase price was $1,700,000 in cash plus the assumption of the Seller's trade accounts payable and accrued liabilities, amounting to approximately $282,000.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Income (Loss) Per Share: Net income (loss) per share is based on the weighted average number of common shares outstanding. Such weighted average shares were approximately 12,249,000 at September 29, 2002 and 12,240,000 at September 23, 2001. Net income (loss) per share calculations are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" (SFAS 128). Accordingly, "basic" net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the year. The impact of Statement 128 on the calculation of earnings per share is as follows:

                                           Six Months Ended           Six Months Ended
    BASIC                                 September 29, 2002         September 23, 2001
    -----                                 ------------------         ------------------
    Average Shares Outstanding                 12,249,000                  12,240,000
    Net Loss                                    (255,000)                    (153,000)
    Basic Loss Per Share                        ($  0.02)                    ($  0.01)

    DILUTED
    -------
    Average Shares Outstanding                  12,249,000                 12,240,000
    Net Effect of Dilutive Stock Options
      based on the treasury stock method
      using average market price                   292,000                     55,700

         Total Shares                           12,541,000                 12,295,700
         Net Income (Loss)                        (255,000)                  (153,000)
    Diluted Earnings Per Share                 anti-dilutive              anti-dilutive

    Average Market Price of Common Stock          $  0.983                    $ 0.925
    Ending Market Price of Common Stock           $  0.850                    $ 0.700

Stock options granted to Company employees, directors, and former owners were excluded from the calculation of earnings per share in the financial statements because they were either anti-dilutive or immaterial for the periods reported:

 Six Months Ended September 29, 2002        Six Months Ended September 23, 2001
-------------------------------------      -------------------------------------
  No. of Shares      Exercise Price          No. of Shares      Exercise Price
Underlying Options      Per Share          Underlying Options      Per Share
------------------   ----------------      ------------------   ----------------
      12,000              0.5000                  8,000              0.5000
     126,000              0.5630                 88,000              0.5630
      25,000              0.6100                   -                 0.6100
         500              0.6250                    500              0.6250
     416,668              0.6700                   -                 0.6700
       4,000              0.6875                  3,000              0.6875
     126,000              0.7500                 88,000              0.7500
     266,006              0.8000                   -                 0.8000
      76,250              0.8600                   -                 0.8600
      75,000              1.0000                 50,000              1.0000
      14,500              1.1875                 13,900              1.1875
      74,800              1.2500                 59,200              1.2500
        -                 1.5000                  4,000              1.5000
       4,000              1.6250                  4,000              1.6250
      66,000              1.8750                 44,000              1.8750
      35,500              2.5000                 35,600              2.5000
       8,000              3.0000                  8,000              3.0000
       1,000              3.0940                    500              3.0940
     400,000              3.1875                400,000              3.1875
      50,000              5.3440                 25,000              5.3440
------------------   ----------------      ------------------   ----------------
   1,781,224                                    831,700

Inventories:  Inventories consist of the following:
                                                   September 29, 2002
                                                -------------------------
          Raw materials                                $ 2,327,000
          Work in progress                                 958,000
          Finished products                                285,000
                                                -------------------------
          Total inventories                              3,570,000
                                                =========================

          Less reserve                                    (459,000)
                                                =========================

          Inventories, net                             $ 3,111,000
                                                =========================


NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

Statement  of  Financial  Accounting  Standard  No.142  ,  "Goodwill  and  Other
Intangible Assets" ("SFAS No. 142") was issued by the Financial Accounting Standards Board in July 2001. It requires that goodwill no longer be amortized, but tested for impairment on an annual basis. SFAS No. 142 was effective for financial statements for fiscal years beginning after December 31, 2001. Accordingly, the Company adopted the provisions of SFAS 142 in the current fiscal year and has ceased monthly amortization of intangible assets with an indefinite life.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 establishes accounting standards for recognition and measurement of a liability for the costs of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset. We do not expect any effect on our financial position or results of operations from the adoption of this statement.

SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded SFAS 121 and APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The Company adopted SFAS 144 effective April 1, 2002, which did not have a material impact on its consolidated results of operations or financial position.

In June of 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. The Company will adopt the provisions of SFAS 146 effective January 1, 2003.

Item 2. Management's Discussion and Analysis

Critical Accounting Policies
----------------------------
Application of our accounting policies requires management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts could be reported if there are changes in the assumptions and estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, restructuring costs, impairment costs, depreciation and amortization, sales discounts and returns, warranty costs, taxes and contingencies. Management has identified the following accounting policies as critical to an understanding of our financial statements and/or as areas most dependent on management's judgment and estimates.

Revenue Recognition
-------------------
We generally recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or readily determinable, and collectibility is probable. Sales are recorded net of sales returns and discounts. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

Impairment of Long-Lived Assets
-------------------------------
We continually review the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." We also review long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, then intangible assets, if any, are written down first, followed by the other long-lived assets to fair value. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending on the nature of the assets.

Deferred Tax Asset Valuation Allowance
--------------------------------------
We record a deferred tax asset in jurisdictions where we generate a loss for income tax purposes. Due to our history of operating losses, we have recorded a full valuation allowance against these deferred tax assets in accordance with SFAS 109, "Accounting for Income Taxes," because, in management's judgment, the deferred tax assets may not be realized in the foreseeable future.

Inventories
-----------
Our inventories are stated at the lower of cost (first-in, first-out method) or market. Slow moving and obsolete inventory are written off quarterly. To calculate the write-off amount, we compare the current on-hand quantities with both the projected usages for a two-year period and the actual usage over the past 12 months. On-hand quantities greater than projected usage are calculated at the standard unit cost. The engineering and purchasing departments review the initial list of slow-moving and obsolete items to identify items that have alternative uses in new or existing products. These items are then excluded from the analysis. The remaining amount of slow-moving and obsolete inventory is then written off. Additionally, non-cancelable open purchase orders for parts we are obligated to purchase where demand has been reduced may be reserved. Reserves for open purchase orders where the market price is lower than the purchase order price are also established.

Accounts Receivable and Allowance for Doubtful Accounts
-------------------------------------------------------
The Allowance for Doubtful Accounts is established by analyzing each account that has a balance over 90 days past due. Each account is individually assigned a probability of collection. The total amount determined to be uncollectible in the 90-days-past-due category is then reserved fully. The percentage of this reserve to the 90-days-past-due total is then established as a guideline and applied to the rest of the non-current accounts receivable balance. When other circumstances suggest that a receivable may not be collectible, it is immediately reserved for, even if the receivable is not yet in the 90-days-past-due category.


RESULTS OF OPERATIONS

NET PRODUCT SALES
The Company's consolidated net product sales for the second quarter ("Q2 03") and six month period ("YTD 03") ended September 29, 2002, were $1.838 million and $3.386 million, respectively. Net sales increased by 2% as compared to the second quarter of the prior year ("Q2 02") and decreased by 7% as compared to the same six month period of the prior year ("YTD 02").

The increase in quarterly revenues was primarily due to increases in the industrial sensing and medical markets, which were partially offset by a decrease in the military aerospace market as compared to the prior year. Sales to the industrial sensing and medical markets increased by 29% and 15%, respectively, while sales to the military aerospace markets decreased by 23%, as compared to Q2 02. Year to date, the decrease in revenues is attributable to an overall reduction in military aerospace revenues, which have decreased by 17% when compared to the same six month period in the prior year. Total revenues from the industrial sensing and medical markets represent 61% of total revenues for YTD 03, as compared to 59% for YTD 02. Revenues from the military aerospace market represent 36% of total revenues for YTD 03 as compared to 40% for YTD 02. On an ongoing basis, the Company has continued to compete for military aerospace contracts, which are dependent on release and funding from the United States government. The Company attributes its recent decrease in revenues, including military aerospace, to customer-requested delayed shipment schedules and expects to see sales improve during the upcoming quarters, as those shipments have been re-scheduled and are expected to ship throughout the remainder of the year and beyond.

COSTS AND EXPENSES
Cost of product sales increased by $207,000 (19%) during Q2 03 and by $206,000 (10%) during YTD 03 as compared to Q2 02 and YTD 02, respectively. Consequently, due to decreased revenues in the current year, cost of product sales as a percentage of net sales increased by 11% and gross profit margin on net product sales decreased 11 percentage points to 34% as compared to 45% for YTD 02. In the current quarter, lack of increased sales and variability in product mix directly affected gross margin, as the material and direct labor costs associated with the sales mix in Q2 03 were significantly higher as compared to the same costs in Q2 02. In particular, deliveries on certain military contracts, which typically yield higher margins, were pushed back and re-scheduled to ship in the third quarter of fiscal year 2003 (at customer request). The decrease in military revenues and corresponding increase in lower-margin industrial sensing revenues accounted for approximately 40% of the variance as compared to the prior year. In addition, the Company's fixed overhead and indirect costs associated with the manufacturing process increased as a result of the acquisition of Silicon Sensors, LLC. Increased manufacturing costs attributable to the Dodgeville facility accounted for approximately 15% of the year to year variance and the remainder was due to fixed overhead and indirect costs which were not absorbed by increased revenues. The Company feels the current gross margin as a percentage of net sales is lower than what can be expected in the future, as it expects improved expense absorption from increasing revenues during the remainder of the year, and is moving forward with plans to maximize efficiencies of scale company-wide through consolidation of manufacturing efforts including communization of enterprise wide resource planning systems, purchasing contracts, elimination of redundant personnel and overall sharing of resources.

Research and development costs increased by $20,000 (16%) to $144,000 in Q2 03 as compared to Q2 02, and by $32,000 (13%) year to date. The increase in R&D costs continues to be attributable to variable expenditures associated with current development projects, including the continual improvement of the Company's current line of LAAPD and core business products. Although the Company expects R&D costs to decrease slightly during the remainder of the year, R&D costs can vary significantly, due to the level of activity associated with customer-requested development contracts as well as product improvement and/or new product development projects.

Marketing and sales expenses increased by $10,000 (5%) to $224,000 in Q2 03 compared to Q2 02 and decreased by $13,000 (3%) to $457,000 in YTD 03 compared to YTD 02. The increase for the quarter is primarily due to expenses of the newly acquired subsidiary, SSI (note 2). Excluding the impact of the SSI expenses, marketing and sales expenses for Q2 03 were $10,000 lower than Q2 02, as a result of decreased commissions paid to outside sales representatives. Similarly, excluding the impact of the acquisition, year to date marketing and sales expenses were $34,000 lower than YTD 02, a result of decreased recruitment, travel and commission expenses. Due to corporate expansion and consolidation plans, the Company anticipates marketing and sales expenses will increase only slightly throughout the remainder of the year.

General and administrative expenses increased by $118,000 (40%) to $413,000 in Q2 03 as compared to $295,000 in Q2 02. Year to date, general and administrative expenses increased by $164,000 (29%) to $720,000 as compared to $556,000 for YTD
02. Approximately $59,000 of both the QTD and YTD increase is directly attributable to general and administrative expenses incurred as a result of the acquired SSI subsidiary. Excluding the impact of the acquisition, general and administrative expenses increased $59,000 in Q2 03 and $105,000 for YTD 03, as compared to the same periods of the prior year. The increases in general and administrative expenses for both the QTD and YTD periods are primarily due to increased insurance, depreciation, consultant and legal expenses over the same periods in the prior year. In particular, the Company has experienced dramatic increases in both liability and benefits-type insurances over the past two years and expects that such increases will continue. The increase in depreciation expense is the result of the purchase of a new enterprise resource planning
(ERP) software system which was installed during the third quarter of last year. In addition, the Company reported increased expenses associated with consultant and legal fees, due to the development and implementation of a shareholder rights agreement, which was implemented during Q2 03.

Interest income in Q2 03 was $20,000, or $28,000 lower than Q2 02. Interest income for YTD 03 was $48,000, or $89,000 lower than the same period in the prior year. The decrease in interest income is due primarily to continually declining interest rates seen during the past year in addition to lower cash reserves available for investment.

The Company reported a net loss of ($232,000) and ($255,000) for Q2 03 and YTD 03, respectively, as compared to net losses of ($508,000) and ($153,000) for Q2 02 and YTD 02, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On August 21, 2002, the Company purchased the business and selected net assets of Silicon Sensors, LLC, a privately owned manufacturer of optoelectronic semiconductor based components, hybrid assemblies and other solid state light and radiation detection devices, located in Dodgeville, Wisconsin. In addition, the Company assumed certain liabilities of Silicon Sensors, LLC as part of the transaction. The total amount of cash expended at closing totaled approximately $1.8 million.

At September 29, 2002 , the Company had cash, cash equivalents and short term investments of $2.1 million, working capital of $6.0 million, and an accumulated deficit of $18.2 million. The Company's cash, cash equivalents and short-term investments decreased by $1.963 million during the six months ended September 29, 2002. $10,000 was obtained through the exercise and issuance of stock options and $117,000 was used by operating activities. $57,000 was used for capital expenditures and $1.799 million was used for the acquisition of Silicon Sensors, LLC. All capital expenditures during the current year have been due to necessary equipment upgrades and/or replacements. Other than costs associated with the installation of a wide-area network communication, the Company does not anticipate any other significant cash outlays for capital items throughout the remainder of the year, as there are no major capital equipment purchases scheduled at this time.

The Company is exposed to interest rate risk for marketable securities. Due to declining interest rates available to the Company pursuant to its investment policy, the Company was able to achieve higher yields on more liquid money market accounts and thus transferred the majority of its available cash reserves from short term investment instruments to such accounts during the prior fiscal year. At September 29, 2002, the Company continued to hold one investment in a U.S. Government security with a value of $1,000,000 which carries an interest rate of 5.0%. The Company will continue to monitor available interest rates throughout the remainder of the year and will attempt to utilize the best possible avenues of investment for its excess liquid assets.

Item 3.   Controls and Procedures

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






FORWARD LOOKING STATEMENTS
--------------------------
The information contained herein includes forward looking statements that are based on assumptions that management believes to be reasonable but are subject to inherent uncertainties and risks including, but not limited to, unforeseen technological obstacles which may prevent or slow the development and/or manufacture of new products, limited (or slower than anticipated) customer acceptance of new products which have been and are being developed by the Company, fluctuations in the level of government spending for military programs, customer delayed shipment schedules, delays and/or obstacles in implementing consolidation and resource sharing plans, increases in fixed expenses which are beyond the control of the Company, the availability of other competing technologies and a decline in the general demand for optoelectronic products.

                            PART II OTHER INFORMATION

Item  1     Legal Proceedings
-----------------------------
      None.

Item 2      Changes in Securities
---------------------------------
     On September 19, 2002, the Board of Directors adopted a shareholder rights plan and declared a dividend distribution of one preferred share purchase right for each outstanding share of its Class A Common Stock. As evidenced by the Rights Agreement, the rights shall trade with the Class A Common shares only and shall provide for the holder of such right to purchase additional shares of the Company's Common Stock in a quantity and price specified in the agreement, subject to certain limitations, and in lieu of Preferred Shares.

Item 3      Defaults Upon Senior Securities
-------------------------------------------
     None.

Item 4      Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------
     The Company's Annual Stockholders Meeting was held on August 23, 2002. The following persons were re-elected to the Company's Board of Directors to serve until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

                                             FOR              WITHHELD
                                      ------------------ -------------------

Richard D. Kurtz                         10,810,501           578,813

Brock Koren                              10,981,801           407,513

M. Scott Farese                          10,810,401           578,913

Stephen P. Soltwedel                     10,810,201           579,113
                                      ------------------ -------------------

Item 5       Other Information
------------------------------
(a) In accordance with the requirements of Rule 14a-4(c) of the Securities Exchange Act of 1934, in order for shareholder proposals submitted outside Rule 14a-8 to be timely for purposes of the Company's 2003 Annual Meeting of Shareholders within the meaning of Rule 14a-4(c), such proposals must be received by the Company no later than the close of business on March 17, 2003.

Item 6     Exhibits and Reports on Form 8-K
-------------------------------------------
(a)  Exhibits
     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K
     The following items were filed on Form 8-K during the current quarter as specified:
        i. Acquisition of Silicon Sensors, LLC, including audited and unaudited financial statements of the acquired company, dated August 21, 2002, as filed with the Securities and Exchange Commission on September 5, 2002.

        ii. Adoption of Shareholder Rights Agreement, dated September 19, 2002, as filed with the Securities and Exchange Commission on September 26, 2002.

        iii. Amendment to Item 7. of Form 8-K filed on September 5, 2002, to include unaudited proforma condensed consolidated financial statements of Advanced Photonix, Inc. and Silicon Sensors, LLC, as filed with the Securities and Exchange Commission on November 1, 2002.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Advanced Photonix, Inc.
                                           --------------------------------
                                           (Registrant)


Date:    November 13, 2002                 /s/ Brock Koren
         -----------------                 --------------------------------
                                           Brock Koren
                                           President & Chief Executive Officer




                                           /s/ Susan A. Schmidt
                                           --------------------------------
                                           Susan A. Schmidt
                                           Chief Financial Officer and Secretary

                                  CERTIFICATION


I, Brock Koren, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Advanced Photonix,
Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

  (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent function):

  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Dated:   November 13, 2002                 /s/ Brock Koren
         -----------------                 --------------------------------
                                           Brock Koren
                                           President & Chief Executive Officer

                                  CERTIFICATION


I, Susan A. Schmidt, certify that:

1. I have reviewed this Quarterly Report on Form 10-Q of Advanced Photonix,
Inc.;

2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respect the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

  (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

  (c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the Audit Committee of registrant's Board of Directors (or persons performing the equivalent function):

  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. The registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Dated:   November 13, 2002                 /s/ Susan A. Schmidt
         -----------------                 --------------------------------
                                           Susan A. Schmidt
                                           Chief Financial Officer & Secretary