Form 10QSB
period 2002-12-29
ADVANCED PHOTONIX INC
filed 2003-02-12
CIK 869986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 29, 2002

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

                     1240 Avenida Acaso, Camarillo, CA 93012

                                 (805) 987-0146



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On February 7, 2003, 13,243,648 shares of Class A Common Stock, $.001 par value, and 31,691 shares of Class B Common Stock, $.001 par value, were outstanding.


                             ADVANCED PHOTONIX, INC.

                                      INDEX



                                                                                            PAGE
PART I           FINANCIAL INFORMATION

  Item 1.        Financial Statements (Unaudited)

                 Balance Sheet at December 29, 2002                                         3 - 4

                 Statements of Operations for the three and nine month periods ended
                   December 29, 2002 and December 23, 2001                                    5

                 Statements of Cash Flows for the nine month periods ended
                   December 29, 2002 and December 23, 2001                                    6

                 Notes to Financial Statements                                              7 - 10

  Item 2.        Management's Discussion and Analysis                                      11 - 14

  Item 3.        Controls and Procedures                                                     14

PART II          OTHER INFORMATION                                                           15

                 SIGNATURES                                                                  15



                             ADVANCED PHOTONIX, INC.

                           CONSOLIDATED BALANCE SHEET
                              AT DECEMBER 29, 2002
                                   (UNAUDITED)


---------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                   $           1,224,000
Short-term investments                                                                  1,002,000
Accounts receivable, less allowance of $72,000                                          1,685,000
Inventories                                                                             2,779,000
Prepaid expenses and other current assets                                                 315,000
                                                                            -----------------------------
         Total Current Assets                                                           7,005,000
                                                                            -----------------------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost                                           4,366,000
Less accumulated depreciation and amortization                                         (3,193,000)
                                                                            -----------------------------
             Total Equipment and Leasehold Improvements                                 1,173,000
                                                                            -----------------------------

OTHER ASSETS
Goodwill, net of accumulated amortization of $353,000                                     963,000
Patents, net of accumulated amortization of $43,000                                        20,000
Other                                                                                     157,000
                                                                            -----------------------------
             Total Other Assets                                                         1,140,000
                                                                            -----------------------------
TOTAL ASSETS                                                                $           9,318,000
                                                                            =============================








                 See notes to consolidated financial statements.

                                      -3-


                             ADVANCED PHOTONIX, INC.

                           CONSOLIDATED BALANCE SHEET
                              AT DECEMBER 29, 2002
                                   (UNAUDITED)

----------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                         $             606,000
Accrued expenses:
         Salaries and employee benefits                                                245,000
         Other                                                                           8,000
                                                                         ---------------------------
              Total Current Liabilities                                                859,000
                                                                         ---------------------------

COMMITMENTS AND CONTINGENCIES
Class A redeemable convertible preferred stock, $.001 par value; 780,000                32,000
         shares authorized; 40,000 shares issued and outstanding
SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value; 10,000,000 shares authorized;
             780,000 shares designated Class a redeemable convertible;                    --
             no shares issued and outstanding
Class A common stock, $.001 par value; 50,000,000 shares  authorized;                   12,000
         12,219,648 shares issued and outstanding
Class B common stock, $.001 par value; 4,420,113 shares authorized;                       --
         31,691 shares issued and outstanding

Additional paid-in capital                                                          26,586,000
Accumulated Deficit                                                                (18,171,000)
                                                                         ---------------------------
             Total Shareholders' Equity                                              8,459,000
                                                                         ---------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $           9,318,000
                                                                         ===========================


                 See notes to consolidated financial statements.

                                      -4-



                             ADVANCED PHOTONIX, INC.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended                               Nine Months Ended
                                    ----------------------------------------------  ----------------------------------------------
                                       December 29, 2002       December 23, 2001       December 29, 2002       December 23, 2001
                                    ----------------------  ----------------------  ----------------------  ----------------------


SALES                                      $2,603,000              $1,629,000              $5,989,000              $5,268,000
Cost of goods sold                          1,737,000                 975,000               3,961,000               2,993,000
                                    ----------------------  ----------------------  ----------------------  ----------------------
GROSS PROFIT                                  866,000                 654,000               2,028,000               2,275,000

Research and development expenses             107,000                 102,000                 392,000                 356,000
Marketing and sales expenses                  271,000                 220,000                 728,000                 690,000
General and administrative expenses           454,000                 282,000               1,175,000                 837,000
Acquisition investigation expenses               --                   (14,000)                   --                   616,000

                                    ----------------------  ----------------------  ----------------------  ----------------------

INCOME (LOSS) FROM OPERATIONS                  34,000                  64,000                (267,000)               (224,000)
                                    ----------------------  ----------------------  ----------------------  ----------------------


OTHER INCOME
Interest income                                20,000                  34,000                  68,000                 171,000
Other, net                                      7,000                    --                     5,000                  (2,000)
                                    ----------------------  ----------------------  ----------------------  ----------------------

TOTAL OTHER INCOME                             27,000                  34,000                  73,000                 169,000
                                    ----------------------  ----------------------  ----------------------  ----------------------


NET INCOME (LOSS)                   $          61,000       $          98,000       $        (194,000)      $         (55,000)

                                    ======================  ======================  ======================  ======================

Basic and Diluted Earnings (Loss)              $ .00                   $ .01                  $ (.02)                 $ (.00)
Per Share

Weighted Average Number                    12,251,000              12,243,000              12,250,000              12,241,000
of  Common Shares Outstanding



                 See notes to consolidated financial statements.



                             ADVANCED PHOTONIX, INC.

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

For the nine month period ended                                                     December 29, 2002       December 23, 2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss                                                                               ($ 194,000)              ($ 55,000)
Adjustments to reconcile net loss to net cash provided by
operating activities:
     Depreciation                                                                         173,000                 151,000

     Amortization                                                                          28,000                  25,000

     Write off of prepaid acquisition costs, net of $200,000 cash expended                   --                   430,000

     Provision for Doubtful Accounts                                                       35,000                    --

     Provision for Obsolete Inventory                                                      68,000                    --

Changes in assets and liabilities:
     Short-term investments                                                                  --                 1,082,000

     Accounts receivable                                                                 (109,000)                 39,000

     Inventories                                                                          278,000                (583,000)

     Prepaid expenses and other current assets                                           (114,000)                   --

     Other assets                                                                        (233,000)                   --

     Accounts payable and accrued expenses                                                 39,000                 (83,000)
                                                                                 ------------------------ -----------------------

  Net cash provided by (used by) operating activities                                     (29,000)              1,006,000
                                                                                 ------------------------ -----------------------


CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                      (41,000)               (407,000)
Purchase of selected net assets of Silicon Sensors, LLC                                (1,799,000)                   --
                                                                                 ------------------------ -----------------------

  Net cash used by investing activities                                                (1,840,000)               (407,000)
                                                                                 ------------------------ -----------------------


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock options                                                     5,000                    --
Proceeds from exercise of stock options                                                     5,000                   3,000
                                                                                 ------------------------ -----------------------

  Net cash provided by financing activities                                                10,000                   3,000
                                                                                 ------------------------ -----------------------


NET INCREASE IN CASH & CASH EQUIVALENTS                                                (1,859,000)                602,000

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        3,083,000               3,907,000
                                                                                 ------------------------ -----------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 1,224,000             $ 4,509,000
                                                                                 ======================== =======================
                 See notes to consolidated financial statements.


                             ADVANCED PHOTONIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 29, 2002
                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Advanced Photonix, Inc. ("the Company") and the Company's wholly owned subsidiary, Silicon Sensors Inc. ("SSI") (See Note 2). These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. All significant intercompany accounts and transactions have been eliminated in consolidation. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 29, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending March 30, 2003. For further information, refer to the financial statements and notes thereto included in the Advanced Photonix, Inc. Annual Report on Form 10-KSB for the fiscal year ended March 31, 2002.


NOTE 2 - ACQUISITION

On August 21, 2002, SSI, a newly formed wholly owned subsidiary of API purchased substantially all of the assets and selected liabilities of Silicon Sensors LLC, a closely held manufacturer of opto-electronic semiconductor based components located in Dodgeville, Wisconsin. The final purchase price was $1,718,675 in cash plus the assumption of the Seller's trade accounts payable and accrued liabilities, amounting to approx. $282,000. The Company incurred $79,000 of expenses in connection with this acquisition. In addition, the Company entered into a 3 year $225,000 non-compete agreement with the majority member of Silicon Sensors, LLC and is recording monthly amortization expense of $6,250.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Income (Loss) Per Share: Net income (loss) per share is based on the weighted average number of common shares outstanding. Such weighted average shares were approximately 12,250,000 at December 29, 2002 and 12,241,000 at December 23, 2001. Net income (loss) per share calculations are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" (SFAS 128). Accordingly, "basic" net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the year. The impact of Statement 128 on the calculation of earnings per share is as follows:

                                                     Nine Months Ended            Nine Months Ended
         BASIC                                       December 29, 2002            December 23, 2001
         -----                                       -----------------            -----------------
         Average Shares Outstanding                      12,250,000                   12,241,000
         Net Loss                                          (194,000)                     (55,000)
         Basic Loss Per Share                              ($  0.02)                     ($ 0.00)

         DILUTED
         Average Shares Outstanding                      12,250,000                   12,241,000

         Net Effect of Dilutive Stock Options
           based on the treasury stock method
           using average market price                       240,000                       55,000

         Total Shares                                    12,490,000                   12,296,000

         Net Income (Loss)                                 (194,000)                     (55,000)
         Diluted Earnings Per Share                     anti-dilutive                 anti-dilutive

         Average Market Price of Common Stock              $  0.92                        $ 0.84
         Ending Market Price of Common Stock               $  0.83                        $ 0.65


Stock options granted to Company employees, directors, and former owners were excluded from the calculation of earnings per share in the financial statements because they were either anti-dilutive or immaterial for the periods reported:

    Nine Months Ended December 29, 2002                  Nine Months Ended December 23, 2001
------------------------------------------           ------------------------------------------
    No. of Shares         Exercise Price                   No. of Shares      Exercise Price
  Underlying Options         Per Share                   Underlying Options      Per Share
------------------------------------------           ------------------------------------------
        16,000                 0.5000                           12,000             0.5000

       126,000                 0.5630                           88,000             0.5630

        25,000                 0.6100                                -             0.6100

           500                 0.6250                              500             0.6250

       416,668                 0.6700                                -             0.6700

         5,000                 0.6875                            4,000             0.6875

       126,000                 0.7500                           88,000             0.7500

       266,006                 0.8000                          238,673             0.8000

        76,250                 0.8600                                -             0.8600

        75,000                 1.0000                           50,000             1.0000

        14,500                 1.1875                           13,900             1.1875

        74,800                 1.2500                           59,200             1.2500

             -                 1.5000                            4,000             1.5000

         4,000                 1.6250                            4,000             1.6250

        66,000                 1.8750                           44,000             1.8750

        35,500                 2.5000                           35,600             2.5000

         8,000                 3.0000                            8,000             3.0000

         1,000                 3.0940                              500             3.0940

       400,000                 3.1875                          400,000             3.1875

        50,000                 5.3440                           25,000             5.3440
-----------------------------------------------------------------------------------------------
     1,786,224                                               1,075,373

Inventories:  Inventories consist of the following:

                                                        December 29, 2002
                                                        -----------------
          Raw materials                                    $ 2,174,000
          Work in progress                                     756,000
          Finished products                                    314,000
                                                        -----------------

          Total inventories                                $ 3,244,000
                                                        =================

          Less reserve                                        (465,000)
                                                        =================

          Inventories, net                                 $ 2,779,000
                                                        =================


NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

Statement of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and No.142 , "Goodwill and Other Intangible Assets" ("SFAS No. 142") were issued by the Financial Accounting Standards Board in July 2001. These pronouncements require the use of the purchase method of accounting for acquisitions and they require that goodwill no longer be amortized, but tested for impairment on an annual basis. These pronouncements were effective for financial statements for fiscal years beginning after December 31, 2001. Accordingly, the Company adopted the provisions of these pronouncements in the current fiscal year and has ceased monthly amortization of intangible assets with an indefinite life.

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

NOTE 5 - SUBSEQUENT EVENT

In January 2003, the Company purchased all of the issued and outstanding shares of common stock of Texas Optoelectronics, Inc. ("TOI"), a privately owned custom manufacturer of optoelectric components and assemblies. The purchase price was 1,000,000 shares of API Class A Common Stock, subject to an adjustment based on TOI's financial statements as of January 17, 2003. At closing of the purchase API paid off a debt of TOI in the total amount of $1,200,000 representing principal and interest.

Item 2.  Management's Discussion and Analysis

Application of Critical Accounting Policies
-------------------------------------------
Application of our accounting policies requires management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts could be reported if there are changes in the assumptions and estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, restructuring costs, impairment costs, depreciation and amortization, sales discounts and returns, warranty costs, taxes and contingencies. Management has identified the following accounting policies as critical to an understanding of our financial statements and/or as areas most dependent on management's judgment and estimates.

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

Inventories
-----------
Our inventories are stated at the lower of cost (first-in, first-out method) or market. Slow moving and obsolete inventories are written off quarterly. To calculate the write-off amount, we compare the current on-hand quantities with both the projected usages for a two-year period and the actual usage over the past 12 months. On-hand quantities greater than projected usage are calculated at the standard unit cost. The engineering and purchasing departments review the initial list of slow-moving and obsolete items to identify items that have alternative uses in new or existing products. These items are then excluded from the analysis. The remaining amount of slow-moving and obsolete inventory is then written off. Additionally, non-cancelable open purchase orders for parts we are obligated to purchase where demand has been reduced may be reserved. Reserves for open purchase orders where the market price is lower than the purchase order price are also established.

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

RESULTS OF OPERATIONS
---------------------
The Company's net sales for the third quarter ("Q3 03") and nine month period ("YTD 03") ended December 29, 2002, were $2.6 million and $6.0 million, respectively. As compared to the third quarter of the prior year ("Q3 02"), net sales increased by 60%, while year to date net sales increased by 14% over the same nine month period of the prior year ("YTD 02").

The increase in net sales for the for both the quarter and year to date periods was primarily due to higher volume in military aerospace, industrial sensing, and medical equipment and imaging revenues, as compared to the same periods in the prior year. As compared to fiscal year 2002, sales to the medical markets increased by 105% for the quarter and by 14% for the year to date period, industrial sensing revenues increased by 51% for the quarter and by 23% year to date and sales to the military aerospace markets increased by 53% for the quarter and by 1% year to date. Revenues from these three markets represent 98% of total revenues year to date, with revenues from the industrial sensing markets accounting for 46% of total revenues, military aerospace accounting for 34% of total revenues and medical accounting for 18% of total revenues. Increased revenues resulting from the Company's recent acquisition of Silicon Sensors, Inc. ("SSI") accounted for approximately 66% of the quarterly increase.

COSTS AND EXPENSES
------------------
Cost of goods sold increased by $762,000 (78%) during the third quarter of 2003 and by $968,000 (32%) during year to date period as compared to the same periods of the prior year. As a percentage of net sales, cost of goods sold increased 7 percentage points to 67% for Q3 03 and increased 9 percentage points to 66% for YTD 03, as compared to the same periods of the prior year. Thus, gross margin as a percentage of net sales was 33% for QTD 03 and 34% for YTD 03. Throughout the year, the Company has continued to realize reduced gross margins as a result of current product mix and increases in fixed overhead and indirect costs associated with the manufacturing process. In particular, increased manufacturing costs associated with SSI accounted for approximately 36% of the year to date variance. The remainder is due primarily to higher material costs, as a percentage of net sales, associated with the current sales mix. Increased competitiveness in the marketplace over the past year has caused the Company to absorb increases in certain material costs while maintaining existing pricing in an effort to generate new business as well as retain existing business. The Company expects that current gross margin percentage is indicative of what can be expected for the remainder of the year.

Research and development costs increased by $5,000, or 5%, in the third quarter of 2003 as compared to third quarter of 2002. Year to date, research and development costs have increased by $36,000, or 10%, as compared to the prior year. The slight increase in research and development costs continues to be attributable to variable expenditures associated with current development projects, including those related to the continual improvement of the Company's current lines of avalanche photodiode and core business products. The Company expects research and development costs to remain relatively flat for the remainder of the year and does not anticipate any notable increases or decreases from the current level. However, should the level of activity associated with customer-requested development contracts increase significantly, research and development costs may increase as well.

Marketing and sales expenses increased by $51,000 (23%) to $271,000 in the third quarter of 2003 compared to Q3 02 and by $38,000 (6%) to $728,000 year to date, as compared to YTD 02. The increase in both quarterly and year to date expense is primarily attributable to increased absorption of expenses resulting from the Company's recently acquired subsidiary, SSI (see Note 2). Excluding the impact of the SSI expenses, year to date marketing and sales expenses were $25,000 less than the prior year, as a result of both decreased recruitment expenses and a reduction in commissions paid to outside sales representatives. Due to continued corporate expansion, the Company expects to see continued increases in marketing and sales expenses throughout the remainder of the year.

General and administrative expenses increased by $172,000 (61%) to $454,000 in Q3 03 as compared to $282,000 in Q3 02. Year to date, general and administrative expenses increased by $338,000 (40%) to $1,175,000 as compared to $837,000 for YTD 02. The increase in quarterly expenses is directly attributable to increased general and administrative expenses incurred as a result of the acquired SSI subsidiary. Excluding the impact of the acquisition, general and administrative expenses remained flat in Q3 03 and increased by $105,000 for YTD 03, as compared to the same periods of the prior year. The increase in general and administrative expenses for the year to date period continues to be due to increased insurance, depreciation, consultant and legal expenses over the same period in the prior year. As indicated in previous reports, the Company has experienced significant increases in both liability and benefits-type insurances over the past two years and expects that such increases will continue. The increase in depreciation expense is the result of the purchase of a new Enterprise Resource Planning (ERP) software system which was installed during the third quarter of last year. In addition, the Company reported increased expenses of approximately $61,000 associated with consultant and legal fees, due to the development and implementation of a shareholder rights agreement, which was implemented in the second quarter of fiscal year 2003.

Interest income for the quarter was $20,000, or $14,000 less than Q3 02. Interest income for the year to date period was $68,000, or $103,000 less than the same period in the prior year. The decrease in interest income is primarily due to consistently lower interest rates in addition to lower cash reserves available for investment.

Net income for the third quarter of 2002 was $61,000, or $37,000 lower than net income of $98,000 reported in Q3 02. Year to date, the Company's net loss of ($194,000) is $139,000 greater than the net loss of ($55,000) reported for the same period in the prior year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At December 29, 2002 , the Company had cash, cash equivalents and short term investments of $2.2 million and working capital of $6.1 million, and an accumulated deficit of $18.2 million. The Company's cash, cash equivalents and short-term investments decreased by $1.9 million during the nine months ended December 29, 2002. $10,000 was obtained through the exercise and issuance of stock options and $29,000 was used by operating activities. $41,000 was used for capital expenditures and $1.8 million was used for the acquisition of Silicon Sensors, LLC.

All capital expenditures during the current year have been due to necessary equipment upgrades and/or replacements. The Company has one capital project scheduled at this time and expects capital outlays of approximately $70,000 for costs associated with the installation of a wide-area-network communication system throughout the remainder of the year. However, the Company does not anticipate any other significant expenditures for capital items, as there are no additional capital equipment purchases scheduled at this time.

The Company is exposed to interest rate risk for marketable securities. Due to declining interest rates available to the Company pursuant to its investment policy, the Company was able to achieve higher yields on more liquid money market accounts and thus transferred the majority of its available cash reserves from short term investment instruments to such accounts during the prior fiscal year. At December 29, 2002, the Company continued to hold one investment in a U.S. Government security with a value of $1,000,000 which carries an interest rate of 5.0%. The Company will continue to monitor available interest rates throughout the remainder of the year and will attempt to utilize the best possible avenues of investment for its excess liquid assets.


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


FORWARD LOOKING STATEMENTS

The information contained herein includes forward looking statements that are based on assumptions that management believes to be reasonable but are subject to inherent uncertainties and risks including, but not limited to, risks associated with the integration of newly acquired businesses, technological obstacles which may prevent or slow the development and/or manufacture of new products, limited (or slower than anticipated) customer acceptance of new products which have been and are being developed by the Company, the availability of other competing technologies and a decline in the general demand for optoelectronic products.

                            PART II OTHER INFORMATION

Items 1-5
None.


Item 6   Exhibits and Reports on Form 8-K
(a)      Exhibits
         99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



(b)      Reports on Form 8-K
         None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                Advanced Photonix, Inc.
                                                -----------------------
                                                     (Registrant)


Date:    February 11, 2003                      /s/ Richard Kurtz
         -----------------                      -----------------------
                                                Richard Kurtz
                                                Chief Executive Officer


                                                /s/ Paul D. Ludwig
                                                -----------------------
                                                Paul D. Ludwig
                                                President


                                                /s/ Susan A. Schmidt
                                                -----------------------
                                                Susan A. Schmidt
                                                Chief Financial Officer
                                                  and Secretary