Form 10KSB
period 2003-03-30
ADVANCED PHOTONIX INC
filed 2003-06-26
CIK 869986

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                                   (Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 30, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from ____ to ____

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Total revenues for registrant's fiscal year ended March 30, 2003 were $9,146,743.

     As of June 19, 2003, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $13,800,000.

     As of June 19, 2003 there were 13,376,092 shares of Class A Common Stock and 31,691 shares of Class B Common Stock outstanding.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I
Item 1.     Business

General
-------
Advanced Photonix, Inc. (R) (the "Company"), was incorporated under the laws of the State of Delaware in June 1988. The Company is engaged in the development and manufacture of custom optoelectronic solutions, serving a variety of global Original Equipment Manufacturer (OEM) markets. While the Company specializes in silicon-based custom photodiode assemblies, its product families range from custom light detection assemblies, including its patented Avalanche Photodiode technology, to light emitting diode (LED) assemblies. The Company supports the customer from the initial concept and design phase of the product, through to full-scale production and test. The Company has two manufacturing and wafer fabricating facilities; one in Camarillo, CA and one in Dodgeville, WI.

Products & Technologies
-----------------------
The Company designs and manufactures silicon-based optoelectronic components and assemblies for a global OEM customer base. The core technology used in the majority of the Company's products is silicon-based photodiodes. Photodiodes sense light of varying wavelengths and intensity and convert that light into electrical signals. The Company manufactures photodiodes of varying complexity, from basic PIN (positive-intrinsic-negative) photodiodes to the more sophisticated LAAPD (large area avalanche photodiode). The avalanche photodiode is a specialized silicon photodiode capable of detecting very low light levels due to an internal gain phenomenon known as avalanching. All devices are designed by our experienced engineering staff, and fabricated in two state-of-the-art clean rooms. The Company's basic products and technologies include the following:

o PIN photodetectors - spectrally enhanced, both single and multi-element
o Silicon High Resistivity p-type Detectors
o Photodetector hybrids, which include signal amplification circuitry within the detector package
o Custom light-emitting diode ("LED") assemblies and LED displays
o FILTRODE(R) - patented technology integrating optical filters directly on photodiode chips
o Small area avalanche photodiodes (SAAPDs)
o Large area avalanche photodiodes (LAAPDs) - discrete, with and without thermoelectric coolers, and with integrated modules

Markets
-------
These products serve customers in a variety of global markets. The target markets and applications served by the Company are as follows:

Military & Aerospace:
o Missile guidance
o Laser range finders
o Optical proximity fuse
o Heads-up displays
o Satellite positioning

Industrial & Commercial:
o Optical encoders
o Laboratory Instrumentation
o X-ray baggage scanners
o Bar code scanners
o Laser positioning systems

Medical:
o Blood analysis
o Medical diagnostics
o Medical imaging

Automotive:
o Laser detectors and jammers
o Collision avoidance
o Automatic power windows

Communications:
o Feedback detectors for laser diodes
o InGaAs optical monitors
o Wireless communications

One of the key  competitive  advantages  held by the  Company is its  ability to supply detector assemblies for high reliability ("Hi-Rel") applications, including military and commercial aerospace. Hi-Rel devices are designed, manufactured and tested to function in severe environmental conditions. The Company has many years of experience in supplying Hi-Rel devices that demand modern wafer fabrication techniques, a dedicated assembly area, and a sophisticated test lab. These assembly and test capabilities meet several military approvals, including MIL-PRF-19500, MIL-STD-883 and MIL-STD-750. Hi-Rel products manufactured by the Company include:

o Multi-element hybrid assemblies used on the U.S. Navy's Rolling Airframe Missile (RAM) developed by Raytheon
o Narrow and wide field of view detectors used in various Tube-launched Optically-tracked Wire-guided (TOW) missile tracking systems
o LED arrays for use in thermal image displays in military night sight applications
o Quadrant photodetectors used in the autocollimator for airborne navigation/FLIR (Forward Looking Infrared) pods and "smart bombs"
o Opto assemblies for biological and blood analysis
o Assemblies used in automotive distance control systems

Raw Materials
-------------
The principal raw materials used by the Company in the manufacture of its semiconductor components and sensor assemblies are silicon wafers, chemicals and gases used in processing wafers, gold wire, lead frames, and a variety of packages and substrates, including metal, printed circuit board, flex circuits, ceramic and plastic packages. All of these raw materials can be obtained from several suppliers. From time to time, particularly during periods of increased industry-wide demand, silicon wafers and other materials have been in short supply. However, the Company has not been materially affected by such shortages. As is typical in the industry, the Company allows for a significant lead-time (2 months or greater) between order and delivery of raw materials.

Research and Development
------------------------
Since its inception in June 1988, the Company has incurred material research and development expenses, with the intent of commercializing these investments into profitable new standard and custom product offerings. During the fiscal years ended in 2003 and 2002, research and development expenses amounted to $511,000 and $467,000 respectively. The Company expects that continued research and development funding will be required for new projects as well as the continuing development of new derivatives of the Company's current product line, and for the commercialization of these products. The Company has in the past, and may in the future, undertake customer funded, as well as internally funded, research and development projects when they are in support of the Company's development objectives.

As the Company has completed the initial development and commercialization of its LAAPD technology, it has reduced outlays for research and development. The Company continues to conduct research on avalanche photodiodes. Much of the emphasis in APD development has shifted toward established markets for this technology, leveraging the development knowledge already held by the Company. It is also pursuing ways to reduce the cost of manufacturing the LAAPD, and to improve its performance, lending it increased adaptability for customers who currently use photomultiplier tubes (PMTs).

Projects currently underway in research and development include:

o LAAPD arrays - the Company's patented technology in which the rear surface of an LAAPD is segmented to create isolated pixels, each with a separate electronic lead to be accessed in parallel fashion for imaging applications.

o Silicon PIN diodes, which are being developed to meet unique customer requirements, such as higher speeds, lower electrical noise, and unique multi-element geometries.

o Additional applications leveraging the Company's patented Filtrode(TM) family, integrating a variety of filters onto a detector chip

o Position Sensitive Devices - the Company is broadening its offering of these devices with improved performance for industrial sensing markets.

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

Backlog and Customers
---------------------
The Company's sales are made primarily pursuant to standard purchase orders for delivery of products. However, by industry practice, orders may be canceled or modified at any time. In such cases the customer is responsible for all finished goods, all costs, direct and indirect, incurred by the Company, as well as a reasonable allowance for anticipated profits. No assurance can be given that the Company will receive these amounts after cancellation. The current backlog contains only those orders for which the Company has received a confirmed purchase order and also includes contracts which have scheduled shipping dates beyond the upcoming fiscal year. As such, the current backlog represents only a portion of expected annual revenues for fiscal year 2004. At the end of fiscal 2003, the Company had approximately $7.8 million in backlog as compared to backlog of approximately $10.5 million at the end of fiscal 2002. The reduction in backlog during fiscal 2003 can be attributed to orders that were removed from the backlog after Management's assessment that these orders, primarily from the telecom sector, are no longer valid.

Customers normally purchase the Company's products and incorporate them into products that they in turn sell in their own markets on an ongoing basis. As a result, the Company's sales are dependent upon the success of its customers' products and its future performance is dependent upon its success in finding new customers and receiving new orders from existing customers.

Marketing
---------
The Company markets its products in the United States and Canada through its own technical sales engineers and through independent sales representatives. International sales, primarily to Europe and the Pacific Rim, are conducted through foreign distributors (see Note 1 to the Financial Statements). The Company's products are primarily sold as components or assemblies to original equipment manufacturers (OEM's). The Company markets it products and capabilities through industry specific channels, both on the internet and in print through trade journals.

Competition
-----------
The Company competes with a range of companies for the custom optoelectronic and silicon photodetector requirements of customers in its target markets. The Company believes that its principal competitors for sales of custom devices are small to medium size companies. Because the Company specializes in custom devices requiring a high degree of engineering expertise to meet the requirements of specific applications, it generally does not compete to any significant degree with other large United States, European or Pacific Rim manufacturers of standard "off the shelf" optoelectronic components or silicon photodetectors.

Proprietary Technology
----------------------
The Company utilizes proprietary design rules and processing steps in the development and fabrication of its PIN photodiodes and avalanche photodiodes. In addition, the Company owns the following patents:

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

Employees
---------
At June 19, 2003 the Company had 75 full time employees (including 3 officers) and 8 part time employees. Included are 7 engineering and development personnel, 7 sales and marketing personnel, 61 operations personnel, and 8 general and administrative personnel (including 3 officers). The Company may, from time to time, engage personnel to perform consulting services and to perform research and development under third party funding. In certain cases, the cost of such personnel may be included in the direct cost of the contract rather than in payroll expense.


Item 2.     Properties

The Company leases its executive offices, research, marketing and manufacturing facilities that consist of approximately 55,000 square feet in two facilities. One is located at 1240 Avenida Acaso in Camarillo, California, leased through February 2004. The Company fully expects to extend the lease and is currently negotiating the terms of such lease extension. A second manufacturing facility is located at 305 County YZ, Dodgeville, Wisconsin, with a lease through November 2007. The Company also holds a lease on the prior Texas Optoelectronics facility in Garland, Texas. The facility is no longer operational, and the Company has terminated the lease effective September 2003. The Company believes that its existing facilities are adequate to meet its needs for the foreseeable future.

Item 3.     Legal Proceedings

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.


                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

The Company's Class A Common Stock is traded on the American Stock Exchange ("AMEX") under the symbol "API".

At June 19, 2003, the Company had 105 holders of record for the Class A Common Stock (including shares held in street name), representing approximately 6,500 beneficial owners of the Class A Common Stock. On the same date, there were 6 holders of record of the Class B Common Stock (none of which were held in street name).

The following table sets forth high and low closing prices by quarter for fiscal years 2003 and 2002.

                           Quarterly Stock Market Data
---------------------------- -------------------- -------------------- -------------------- --------------------
                                 1st Quarter          2nd Quarter          3rd Quarter          4th Quarter
                              2003       2002       2003      2002      2003       2002      2003       2002
---------------------------- ---------- --------- ---------- --------- ---------- --------- ---------- ---------
Common Stock(1)
      High                     1.66       1.35      1.00       1.09       .94       .82       1.50       1.20
      Low                       .95        .61       .60        .70       .66       .60        .82        .66
---------------------------- ---------- --------- ---------- --------- ---------- --------- ---------- ---------
1 Price ranges on the American Stock Exchange

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

Inventories
-----------
Our inventories are stated at standard cost (which approximates the first-in, first-out method) or market. Slow moving and obsolete inventories are analyzed quarterly. To calculate a reserve for obsolescence, we compare the current on-hand quantities with both the projected usages for a two-year period and the actual usage over the past 12 months. On-hand quantities greater than projected usage are calculated at the standard unit cost. The production, engineering and purchasing departments review the initial list of slow-moving and obsolete items to identify items that have alternative uses in new or existing products. These items are then excluded from the analysis. The remaining amount of slow-moving and obsolete inventory is then reserved for. Additionally, non-cancelable open purchase orders for parts we are obligated to purchase where demand has been reduced may be reserved. Reserves for open purchase orders where the market price is lower than the purchase order price are also established.

Accounts Receivable and Allowance for Doubtful Accounts
-------------------------------------------------------
The Allowance for Doubtful Accounts is established by analyzing each account that has a balance over 90 days past due. Each account is individually assigned a probability of collection. The total amount determined to be uncollectible in the 90-days-past-due category is then reserved fully. The percentage of this reserve to the 90-days-past-due total is then established as a guideline and applied to the rest of the non-current accounts receivable balance where appropriate. When other circumstances suggest that a receivable may not be collectible, it is immediately reserved for, even if the receivable is not yet in the 90-days-past-due category.

RESULTS OF OPERATIONS

Fiscal year 2003 Compared to Fiscal Year 2002

REVENUES
--------
The Company's revenues for the fiscal year ended March 30, 2003 ("2003") were $9.147 million, an increase of $2.216 million, or 32%, from revenues of $6.931 million for the fiscal year ended March 31, 2002 ("2002").

The increase in net product sales reflects significant increases in shipments to customers in the industrial sensing, military/aerospace and medical segments, and is primarily attributable to revenues added as a result of the Company's acquisitions of Silicon Sensors, Inc. and Texas Optoelectronics, Inc., both of which occurred during fiscal 2003. During 2003, sales to the industrial sensing markets, which represent 44% of total revenues, increased 31% to $4.02 million, as compared to $3.06 million for fiscal year 2002. Sales to the military/aerospace markets, representing 36% of total revenues, increased 31% to $3.30 million, as compared to $2.52 million, during fiscal 2002. Likewise, sales to the medical markets, which represent 17% of total revenues, increased 29% to $1.52 million, compared to $1.18 million in fiscal year 2002.

The Company is pleased with the market diversification and stability that has been achieved as a result of the two acquisitions and continues to expect strong revenue growth in the military and medical markets. As the year end results include only a fractional year of revenue for both subsidiaries, we anticipate overall revenue growth of approximately 40% in the upcoming year, based on annualized sales projections of all divisions, and specific new projects coming on line during fiscal year 2004, through both existing and new customers. The current backlog and shipping schedule indicate that the majority of the growth will be realized during the latter half of the year.

COSTS AND EXPENSES
------------------
Cost of product sales increased to $6.45 million in 2003 from $4.17 million in 2002. Cost of product sales as a percent of net sales increased by ten percentage points and gross profit margin on net product sales decreased 10 percentage points to 30% as compared to 40% in 2002. The reduction in gross margin is primarily attributable to increased material and overhead costs experienced throughout the Company, part of which are inherent costs assumed through the acquisition of subsidiaries. Material and labor costs as a percentage of net sales increased to 30% and 7%, respectively, as compared to 21% and 5% in the prior year. The company-wide increases in material costs are attributable to heightened competitiveness in the marketplace over the past year which has caused us to absorb increases in certain material costs while maintaining existing pricing in our efforts to generate new business as well as retain existing business. In addition, inherited cost structures of certain subsidiary contracts contributed to the overall increase in material costs. The costs of maintaining three manufacturing facilities resulted in increased labor and overhead costs which the Company plans to reduce in the upcoming year. As the Company has completed the closing of the Garland, Texas facility and has only building lease obligations through September 2003, it has absorbed the manufacturing processes of that facility into the Dodgeville, Wisconsin and Camarillo, California locations and expects to see improved overhead rates as a result of improved asset utilization and operational efficiencies. Company management also expects to realize future improvements in material costs through leveraging our buying power through consolidation of operations and overall improvements in cost of sales through our continued efforts to increase sales and control both direct and indirect costs of manufacturing. The Company expects these savings from consolidation to provide the foundation for profitable operations in the future.

Research and development ("R&D") costs increased by $44,000 (9%) to $511,000 during 2003 compared to 2002. R & D costs have fluctuated slightly over the past two years as we implemented planned reductions in overall R&D expenditures during fiscal year 2002. During 2003, R & D expenditures were focused primarily on developing value added enhancements and additional product offerings to our line of PIN and core technology products as well as on improvements to the current line of LAAPD array products. In the past, the primary use of R&D resources has been to develop a base family of proprietary LAAPD products. As the primary development phase of the LAAPD technology has been completed, we have narrowed our LAAPD expenditures to those products which will satisfy existing needs in the marketplace. In the upcoming year, the Company will go forward with its planned reductions and expects to further reduce R & D expenditures as resources are shifted toward the support of custom optoelectronic projects in our target markets. However, the possibility exists that R&D costs may fluctuate or even increase, as they have in the past, should the level of activity associated with customer-requested development contracts increase significantly.

Marketing and sales expenses increased by $117,000 (12%) to $1.085 million in 2003. The increase in marketing and sales expense is due primarily to increased absorption of expenses resulting from the Company's acquisitions during the current fiscal year (see Note 2). Excluding the impact of the subsidiary expenses, year to date marketing and sales expenses were $46,000 less than the prior year, a result of decreased recruitment, advertising, marketing and outside representative sales commission expenses which were partially offset by increases in benefits and bad debt expenses. To insure that we can adequately serve our consolidated customer base, we expect that marketing and sales expenses will remain at the same level throughout the upcoming year.

Total general and administrative expenses increased by $162,000 (9%) to $1.974 million in 2003 as compared to $1.812 million in 2002 (which included acquisition investigation expenses of $616,000). Total general and administrative expenses for 2003 include non-recurring charges totaling $237,000 which relate to the resignation and severance agreement with the Company's former President and Chief Executive Officer, who resigned in February 2003.
Excluding the impact of additional expenses directly attributable to the Company's subsidiaries ($427,000) and one-time charges described above ($237,000), general and administrative expenses were $1.31 million, or $114,000 higher than the $1.196 million reported in 2002 (exclusive of non-recurring charges during that year of $616,000). The net increase in general and administrative expenses is primarily due to increased legal and insurance costs. The Company's legal fees increased $65,000 over the prior year due to the development and implementation of a shareholder rights agreement and other miscellaneous issues. As noted throughout the year, the Company has continued to realize increases in liability insurance premiums and experienced a $48,000 increase in its Directors & Officers liability premiums during 2003. General and administrative expenses are expected to remain at approximately the same level during fiscal year 2004.

Interest income for 2003 totaled $70,000, a decrease of $133,000 over 2002. Interest expense for the year was $13,000, as compared to $0 in 2002. The decrease in interest income is primarily due to consistently lower interest rates in addition to lower cash reserves available for investment. The increase in interest expense is due to obligations assumed through the acquisition of Texas Optoelectronics, Inc.

Net loss for fiscal year 2003 was ($803,000), or $519,000 greater than the net loss of ($284,000) reported in fiscal year 2002. Excluding the impact of the one-time severance charges, net loss for 2003 would be ($566,000), or $282,000 greater than net loss reported for 2002.

LIQUIDITY AND CAPITAL RESOURCES

At March 30, 2003, the Company had cash, cash equivalents and short-term investments of $2.3 million, working capital of $4.8 million and an accumulated deficit of $19.0 million. The Company's cash, cash equivalents and short-term investments decreased $2.181 million during the twelve months ended March 30, 2003. $76,000 was obtained through the issuance and exercise of stock options and $390,000 was used by operating activities. Operating cash flow was impacted by a decrease in inventories of $891,000, due to the usage of materials purchased in the prior year to meet several long-term production contracts which began to ship in 2003, and by increases in accounts receivable and other assets totaling $506,000.

$1.799 million was expended during the year as the Company formed a new subsidiary, Silicon Sensors, Inc., and purchased the business (including selected net assets and liabilities) of Silicon Sensors, LLC, a privately owned manufacturer of optoelectronic devices, located in Dodgeville, Wisconsin (see
Note 2).

Other capital spending during 2003 totaled $68,000 compared to $417,000 during 2002. All capital expenditures during 2003 were due to necessary equipment upgrades and/or replacements. The amount expended for capital items in 2002 was primarily due to the purchase of a new Enterprise Resource Planning (ERP) system, which was installed during that year. The Company anticipates that cash outlays for capital items will be approximately $200,000 during fiscal year 2004, the largest portion of which will be for production equipment upgrades and enhancements. The remainder will be spent on the installation of both hardware and software components of a wide area network (WAN) communication system which will be utilized to enhance efficiencies between the two facilities.

The Company is exposed to interest rate risk for marketable securities. Due to continually declining interest rates available to the Company pursuant to its investment policy, the Company was able to achieve the best yields on liquid money market and equity fund accounts and thus transferred the majority of its available cash reserves from longer term investment instruments to such accounts during the year. At March 30, 2003, the Company held $1.4 million in a highly liquid equity fund account which carried an average interest rate of 1.3%. During 2004, the Company will continue to monitor available interest rates and will attempt to utilize the best possible avenues of investment for its excess liquid assets.

FORWARD LOOKING STATEMENTS

The information contained herein includes forward looking statements that are based on assumptions that management believes to be reasonable but are subject to inherent uncertainties and risks including, but not limited to, risks associated with the integration of newly acquired businesses, unforeseen technological obstacles which may prevent or slow the development and/or manufacture of new products, limited (or slower than anticipated) customer acceptance of new products which have been and are being developed by the Company, the availability of other competing technologies and a decline in the general demand for optoelectronic products.

Item 7.     Financial Statements and Supplementary Data

The following financial statements of Advanced Photonix, Inc. are included in
Item 7:
                                                            Page

INDEPENDENT AUDITORS' REPORT                                 13


FINANCIAL STATEMENTS:

Balance Sheet,
    March 30, 2003                                         14-15

Statements of Operations
  for the Years Ended March 30, 2003
  and March 31, 2002                                         16

Statements of Shareholders' Equity
  for the Years Ended March 30, 2003 and
  March 31, 2002                                             17

Statements of Cash Flows
  for the Years Ended March 30, 2003 and
  March 31, 2002                                           18-19

Notes to Financial Statements                              20-27


-----------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Advanced Photonix, Inc.:

We have audited the accompanying consolidated balance sheet of Advanced Photonix, Inc. (the "Company") as of March 30, 2003 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended March 30, 2003 and March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 30, 2003 and the results of its operations and its cash flows for the years ended March 30, 2003 and March 31, 2002 in conformity with accounting principles generally accepted in the United States.





/s/ Farber & Hass LLP
June 6, 2003

                             ADVANCED PHOTONIX, INC.

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 30, 2003


ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                       $    902,000
Short-term investments                                             1,400,000
Accounts receivable,
  less allowance of $92,000                                        2,204,000
Inventories                                                        2,628,000
Prepaid expenses and other current assets                            317,000
                                                                ------------
Total current assets                                               7,451,000
                                                                ------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost                      4,754,000
Less accumulated depreciation and amortization                    (3,212,000)
                                                                ------------
Equipment and leasehold improvements, net                          1,542,000
                                                                ------------

OTHER ASSETS:
Goodwill, net of accumulated amortization
  of $353,000                                                      2,410,000
Patents, net of accumulated amortization
  of $44,000                                                          19,000
Non-Compete Agreement, net of accumulated amortization
  Of $44,000                                                         106,000
Security deposits                                                     24,000
                                                                ------------
Total other assets                                                 2,559,000
                                                                ------------

TOTAL ASSETS                                                    $ 11,552,000
                                                                ============


                                                                  (Continued)

                             ADVANCED PHOTONIX, INC.

                                 MARCH 30, 2003


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Line of Credit                                                  $  1,200,000
Accounts payable                                                     536,000
Accrued salaries, wages and benefits                                 430,000
Current portion of capital lease payable                              43,000
Note Payable                                                          12,000
Other accrued expenses                                               419,000
                                                                ------------
Total current liabilities                                          2,640,000
                                                                ------------

Capital Lease Payable, net of current portion                         22,000
                                                                ------------

COMMITMENTS AND CONTINGENCIES

Class A Redeemable Convertible Preferred Stock,
  $.001 par value; 780,000 shares authorized;
  40,000 shares issued and outstanding                                32,000
                                                                ------------

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value;
    10,000,000 shares authorized; 780,000 shares
    designated Class A redeemable convertible;
    no shares issued and outstanding                                    --
Class A common stock, $.001 par value;
    50,000,000 shares authorized;
    13,369,258 shares issued and outstanding;
    5,807,992 shares reserved for future issuance                     13,000
Class B common stock, $.001 par value;
    4,420,113 shares authorized; 31,691 shares
    issued and outstanding                                              --
Additional paid-in capital                                        27,625,000
Accumulated deficit                                              (18,780,000)
                                                                -------------
Total shareholders' equity                                         8,858,000
                                                                -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 11,552,000
                                                                ============

See notes to consolidated financial statements.

                            ADVANCED PHOTONIX, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED MARCH 30, 2003 AND MARCH 31, 2002

                                                2003                  2002
                                                ----                  ----

SALES                                        $9,147,000            $6,931,000

COST OF GOODS SOLD                            6,448,000             4,170,000
                                             ----------            ----------

GROSS PROFIT                                  2,699,000             2,761,000

RESEARCH AND DEVELOPMENT EXPENSES               511,000               467,000

SELLING, GENERAL AND
  ADMINISTRATIVE EXPENSES                     3,058,000             2,165,000

ACQUISITION INVESTIGATION EXPENSES                 --                 616,000
                                             ----------            ----------

LOSS FROM OPERATIONS                           (870,000)             (487,000)
                                             ----------            ----------

OTHER INCOME (EXPENSE):
Interest income                                  70,000               203,000
Interest expenses                               (13,000)                 --
Other, net                                        5,000                 2,000
                                             ----------            ----------
Other income, net                                62,000               205,000
                                             ----------            ----------

LOSS BEFORE PROVISION (BENEFIT)
  FOR INCOME TAXES                             (808,000)             (282,000)

PROVISION (BENEFIT) FOR INCOME TAXES             (5,000)                2,000
                                             ----------            ----------

NET LOSS                                     $ (803,000)           $ (284,000)
                                             ==========            ==========

BASIC AND DILUTED EARNINGS (LOSS)
  PER SHARE                                  $    (0.06)           $    (0.02)
                                             ==========            ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                12,356,349            12,208,992
                                             ==========            ==========

See notes to consolidated financial statements.

                             ADVANCED PHOTONIX, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED MARCH 30, 2003 AND MARCH 31, 2002

                                                                                 Additional                 Accumulated
                                          Class A              Class B            Paid-in                      Other
                                        Common Stock         Common Stock         Capital    Accumulated    Comprehensive
                                     Shares     Amount    Shares     Amount       Amount       Deficit         Income      Total
                                     ------     ------    ------     ------       ------       -------         ------      -----

BALANCE, MARCH 25, 2001            12,207,648  $12,000    31,691     $  -0-    $26,573,000   $(17,693,000)   $  29,000   $8,921,000

EXERCISE OF OPTIONS                     4,000                                        3,000                                    3,000
UNREALIZED GAIN ON
  INVESTMENTS
NET LOSS                                                                                         (284,000)                 (284,000)
                                                                                                               (29,000)     (29,000)
NET COMPREHENSIVE LOSS             ----------  -------    ------     ------    -----------   -------------   ----------  -----------

BALANCE, MARCH 31, 2002            12,211,648   12,000    31,691        -0-     26,576,000    (17,977,000)          -0-   8,611,000

OPTIONS ISSUED TO ACQUIRE SSI
  (Below market price)                                                               5,000                                    5,000

EXERCISE OF OPTIONS                    98,500                                       71,000                                   71,000
SHARES ISSUED TO ACQUIRE
  TOI ASSETS                        1,059,110    1,000                             973,000                                  974,000

NET LOSS                                                                                         (803,000)                 (803,000)
                                   ----------  -------    ------     ------    -----------   -------------   ----------  -----------
BALANCE, MARCH 30, 2003            13,369,258  $13,000    31,691     $  -0-    $27,625,000   $(18,780,000)   $      -0-  $8,858,000
                                   ==========  =======    ======     ======    ===========   =============   ==========  ===========

See notes to consolidated financial statements.


                             ADVANCED PHOTONIX, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED MARCH 30, 2003 AND MARCH 31, 2002

                                                                        2003                     2002
                                                                        ----                     ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $ (803,000)            $  (284,000)
Adjustments to reconcile net loss to net cash used by
  operating activities:
  Depreciation                                                          192,000                 201,000
  Amortization                                                           48,000                  37,000
  Provision for doubtful accounts                                        40,000                    --
  Provision for obsolete inventory                                      (14,000)                   --
  Changes in operating assets and liabilities:
    Short-term investments                                             (398,000)                 80,000
    Accounts receivable                                                (359,000)               (139,000)
    Inventories                                                         891,000                (844,000)
    Prepaid expenses and other current assets                           (79,000)                 23,000
    Other assets                                                       (147,000)                   --
    Accounts payable                                                    146,000                  73,000
    Accrued expenses                                                     93,000                  16,000
                                                                     -----------            -----------
Net cash used by operating activities                                  (390,000)               (837,000)
                                                                     -----------            -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                    (68,000)               (417,000)
Intangible assets acquired                                                 --                    (3,000)
Purchase of selected net assets of Silicon Sensors, LLC              (1,799,000)                430,000
                                                                     -----------            -----------
Net cash provided by (used by) investing activities                  (1,867,000)                 10,000
                                                                     -----------            -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise and issuance of stock options                     76,000                   3,000
                                                                     -----------            -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (2,181,000)               (824,000)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                   3,083,000               3,907,000
                                                                     -----------            -----------

CASH AND EQUIVALENTS, END OF YEAR                                    $  902,000              $3,083,000
                                                                     ===========             ==========
                                                                                            (Continued)


                             ADVANCED PHOTONIX, INC.


                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
              FOR THE YEARS ENDED MARCH 30, 2003 AND MARCH 31, 2002

                                                                        2003                     2002
                                                                        ----                     ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest                                                $  13,000             $     -0-
Cash paid for taxes                                                   $   1,600             $   1,600

NON-CASH FINANCING ACTIVITY: In January 2003, the Company purchased all of the issued and outstanding common stock of Texas Optoelectronics Inc. (see Note 2).
In connection with the purchase, the Company incurred a secured debt of $1,200,000 with an investment brokerage company.

See notes to consolidated financial statements.

ADVANCED PHOTONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business Description - Advanced Photonix, Inc. (the "Company" or "API"), is
          engaged in the development and manufacture of optoelectronic semiconductor based components, hybrid assemblies and other proprietary solid state light and radiation detection devices, including proprietary advanced solid state silicon photodetection devices which utilize Avalanche Photodiode ("APD") technology. API is located in Camarillo, California.

          The Company's wholly-owned subsidiary, Silicon Sensor, Inc. ("SSI") (see Note 2 - Acquisitions) manufactures silicon photodiodes and optical sub-assemblies in a manufacturing facility in Dodgeville, Wisconsin.

          The Company's wholly-owned subsidiary, Texas Optoelectronics, Inc. ("TOI") (see Note 2 - Acquisitions), manufactured optical sub-assemblies in a facility in Garland, Texas. The Company shut down the Garland facility in May 2003 and relocated the TOI assets to the Company's facilities in Dodgeville, Wisconsin and Camarillo, California.

     Principles of Consolidation - The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

     Fiscal Year-End - The Company's fiscal year ends on the last Sunday in March. Fiscal years in the two-year period ended March 30, 2003, contain fifty-three weeks and fifty-two weeks, respectively.

     Operating Segment Information - The Company predominantly operates in one industry segment, light and radiation detection devices. Substantially all of the Company's assets and employees are located at the Company's facilities in Camarillo, California and Dodgeville, Wisconsin.

          In fiscal 2003 and 2002, the Company had export sales of approximately
          $1,848,000  and  $1,590,000,   respectively,  to  customers  in  North
          America, Asia, Australia and Europe.

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

          Short-term and long-term investments consist of the following as of March 30, 2003:


                                                       Fair           Holding
                                         Cost          Value       Gain/(Losses)
                                         ----          -----       -------------

          Cash                                      $  493,000          $-0-
          Mutual Funds               $    6,000          6,000           -0-
          Equity securities           1,400,000      1,400,000           -0-
                                     ----------     ----------          ----

          Totals                     $1,406,000     $1,899,000          $-0-
                                     ==========     ==========          ====

          All of the Company's short-term investments as of March 30, 2003 are due within one year.

     Concentration  of Credit  Risk - Financial  instruments  which  potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 30, 2003, the Company had cash equivalents at a financial institution in excess of Federally insured amounts. The Company invests in short-term and long-term investments, primarily consisting of Mutual Funds and Government Securities. Approximately 0.3% of the Company's investments are invested in Mutual Funds. Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. As of March 30, 2003, two customers comprised 13% and 13%, respectively, of accounts receivable.

     Accounts  Receivable - Accounts  receivable  are reported at the customers'
          outstanding balances less any allowance for doubtful accounts. Interest is not accrued on overdue accounts receivable. The Company does require advance payments on certain large orders.

     Allowance for Doubtful  Accounts - The allowance  for doubtful  accounts on accounts receivable is charged to income in amounts sufficient to maintain the allowance for uncollectible accounts at a level management believes is adequate to cover any probable losses. Management determines the adequacy of the allowance based on historical write-off percentages and information collected from individual customers. Accounts receivable are charged off against the allowance when collectibility is determined to be permanently impaired (bankruptcy, lack of contact, account balance over one year old, etc.)

     Inventories - Inventories, which include material, labor and manufacturing overhead, are stated at standard cost (which approximates the first in, first out method) or market.

          Inventories consist of the following at March 30, 2003:

          Raw material                               $2,498,000
          Work-in-process                               656,000
          Finished products                             483,000
                                                   ------------
          Total inventories                           3,637,000
          Less reserve                                 (855,000)
          Progress bill inventory                      (154,000)
                                                   ------------
          Inventories, net                           $2,628,000
                                                   ============

     Equipment and Leasehold Improvements - Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or lease term ranging from three to nine years.

          Equipment and leasehold improvements consist of the following at March 30, 2003:

          Machinery and equipment                    $3,738,000
          Furniture and fixtures                        163,000
          Leasehold improvements                        271,000
          Data processing equipment                     249,000
          Vehicles                                       26,000
          Capitalized software                          258,000
          Construction-in-process                        49,000
                                                     ----------
          Total                                      $4,754,000
                                                     ==========

     Long-Lived Assets - The Company recognizes  impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such circumstances, those assets are written down to estimated fair value. Long-lived assets consist primarily of goodwill and fixed assets.

     Patents - Patents  represent  costs  incurred  in  connection  with  patent applications. Such costs are amortized using the straight-line method over the useful life of the patent once issued, or expensed immediately if any specific application is unsuccessful. Amortization expense was approximately $3,000 in fiscal 2003 and 2002, respectively.

     Goodwill - The Company adopted Statement of Financial  Accounting Standards
          ("SFAS") 142, Goodwill and Other Intangible Assets on April 1, 2002. Accordingly, on that date the Company ceased amortizing Goodwill and other intangible assets with an indefinite life. Prior to April 1, 2002 the Company amortized the excess of cost over the purchase price of acquired net assets on a straight-line basis over a 25-year period. Goodwill amortization expense was $33,000 in fiscal 2002. In accordance with SFAS 142, The Company annually evaluates the recoverability of goodwill by assessing whether the recorded value of the goodwill will be recovered through future expected operating results.

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

     Advertising   Expense  -  Advertising   costs  are  expensed  as  incurred.
          Advertising expense was approximately $106,000 and $122,000 in fiscal 2003 and 2002, respectively.

     Warranties - The Company typically warrants its products against defects in material and workmanship for a period of 90 days from the date of shipment. A provision for estimated future warranty costs is recorded when products are shipped. Warranty costs were approximately $15,000 and $13,000 in fiscal 2003 and 2002, respectively.

     Net Income (Loss) Per Share - Net income (loss) per share calculations are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". Accordingly, basic earnings
          (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for each year. Diluted earnings (loss) per share has not been presented in fiscal 2003 and 2002 as the impact is anti-dilutive.

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

     Accounting for Stock Option Based Compensation - SFAS No. 123, "Accounting for Stock Based Compensation", sets forth accounting and reporting standards for stock based employee compensation plans. As allowed by SFAS 123, the Company continues to measure compensation cost under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and complies with the pro forma disclosure requirements of the standard (see Note 5).

     New Accounting Pronouncements - In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company adopted this Statement on January 1, 2003.

          In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This Statement amends SFAS No. 123, "Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The alternative methods of transition of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company follows APB 25 in accounting for its employee stock options. The disclosure provision of SFAS 148 is effective for years ending after December 15, 2002 and have been incorporated into these consolidated financial statements and accompanying footnotes. In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer of debt classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances) instead of equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company will adopt this Statement on July 1, 2003. The Company does not believe that any of these recent accounting pronouncements will have a material impact on their financial position or results of operations.

2.  ACQUISITION

     In August 2002, SSI, a newly formed wholly-owned subsidiary of the Company, purchased substantially all of the assets and selected liabilities of Silicon Sensors LLC, a closely-held manufacturer of opto-electronic semiconductor based components located in Dodgeville, Wisconsin. The financial purchase price was $1,718,675 in cash, plus the assumption of the Seller's trade accounts payable and accrued liabilities, amounting to approximately $282,000. The Company incurred $79,000 of expenses in connection with this acquisition. In addition, the Company entered into a 3 year $225,000 non-compete agreement with the majority member of Silicon Sensors, LLC and is recording monthly amortization expense of $6,250.

     In January 2003, the Company purchased all of the issued and outstanding shares of common stock of TOI, a privately owned custom manufacturer of opto-electric components and assemblies. The purchase price was 1,059,110 shares of API Class A Common Stock (issued at $0.92 per share) and repayment of a debt of TOI in the amount of $1,200,000 representing principal and interest.

3.  CAPITALIZATION

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

     The Company has authorized 10,000,000 shares of Preferred Stock, of which 780,000 shares have been designated Class A Redeemable Convertible Preferred Stock with a par value of $.001 per share. 40,000 shares of Class A Redeemable Convertible Preferred Stock ("Class A Preferred") were issued and outstanding at March 25, 2001. The Class A Preferred Stock has a liquidation preference equal to its issue price ($.80 per share) and is convertible at any time, at the option of the holder, into .3 shares of Class B Common Stock for each share of Class A Preferred Stock converted. The Class A Preferred Stock is subject to redemption at the Company's option for $.80 per share at any time. The Company would be required to pay approximately $25,000 to redeem these shares. The holders of the Class A Preferred Stock are entitled to an annual non-cumulative dividend preference of $.072 per share when the Company's net earnings per share of Class A Preferred Stock equals or exceeds $.072. The Class A Preferred stockholders do not have voting rights except as required by applicable law.

4.  INCOME TAXES

     At March 30, 2003, the Company had net operating loss carryforwards of approximately $23 million for Federal income tax purposes and $4.1 million for state income tax purposes that expire at various dates through fiscal year 2022. The tax laws related to the utilization of loss carryforwards are complex and the amount of the Company's loss carryforward that will ultimately be available to offset future taxable income may be subject to annual limitations resulting from changes in the ownership of the Company's common stock.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 30, 2003 are substantially composed of the Company's net operating loss carryforwards, for which the Company has made a full valuation allowance.

     The valuation allowance increased approximately $803,000 in the year ended March 30, 2003, representing primarily the net taxable loss for tax return purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

     The tax benefit for the year ended March 30, 2003 is primarily composed of the California franchise tax credits.

5.  STOCK OPTIONS

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

                                                      2003              2002
                                                      ----              ----

         Net income (loss), as reported            $(803,000)        $(284,000)
         Net income (loss), pro forma              $(942,910)        $(310,000)
         Basic income (loss) per share,
            as reported                            $   (0.06)        $   (0.02)
         Basic income (loss) per share -
           pro forma                               $   (0.07)        $   (0.03)

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 3, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003 and 2002, respectively: risk-free interest rates of 4% and 6%, expected volatility of 2.5% and 5% and expected lives of 10 years in all periods. No dividends were assumed in the calculations.

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

     Stock option transactions for 2003 are summarized as follows:
                                                                   Weighted
                                                                   Average
                                               Shares              Exercise
                                                (000)               Price
                                               ------              --------

         Outstanding, beginning of year         2,090               $1.44
         Granted                                  245               $0.63
         Exercised                                (99)              $0.72
         Cancelled                               (432)              $1.17
                                                -----

         Outstanding, end of year               1,804               $1.44
                                                =====               =====

         Exercisable, end of year               1,463               $1.59
                                                =====               =====

     Information regarding stock options outstanding as of March 30, 2003 is as follows:

                                             Options Outstanding
                              --------------------------------------------------
                             (in 000s)     Weighted Average     Weighted Average
         Price Range           Shares       Exercise Price       Remaining Life
         -----------------------------------------------------------------------
         $0.50 - $1.25          1,256           $0.73              6.25 years
         $1.63 - $2.50            146           $1.98              4.66 years
         $3.09 - $5.34            402           $3.45              6.72 years


                                    Options Exercisable
                             ----------------------------------------
                             (in 000s)             Weighted Average
         Price Range           Shares               Remaining Life
         ------------------------------------------------------------
         $0.50 - $1.25            962                   7.16 years
         $1.63 - $2.50            100                   5.10 years
         $3.09 - $5.34            401                   7.03 years

6.  LINE OF CREDIT

     The Company has a line of credit from an investment brokerage company which provides for borrowings up to 90% of the amount on deposit with that brokerage company ($1,899,000 at March 30, 2003). Minimum payments of a variable interest rate of 2.80% which is 1.50% above "LIBOR" (London Interbank Offered Rate). The line of credit is repayable upon demand and is secured by a brokerage account balance.

7.  CAPITALIZED LEASE OBLIGATION

     The Company has various capitalized lease obligations which provide for monthly payments of $6,037. The leases mature at varying dates through fiscal 2007 and are collateralized by certain equipment with a net book amount of approximately $82,000. Future payments on the lease obligation are as follows:

         2004                                              $56,000
         2005                                               18,000
         2006                                               15,000
         2007                                                2,000
                                                           -------

         Total minimum lease payments                      $91,000
         Less interest                                     (26,000)
                                                           -------
         Present value of net minimum lease payments       $65,000
                                                           =======

8.  NOTE PAYABLE

     The Company entered into an agreement with a finance company to finance certain insurance premiums. The agreement calls for monthly payments of $3,991 including 8.0% interest. The note matures in June, 2003.

9.  COMMITMENTS

     The Company leases its manufacturing and office facility and certain office equipment under non-cancelable operating leases. Minimum future lease payments under all non-cancelable operating leases expiring at various dates through fiscal 2007, are as follows:

         2004                                             $422,961
         2005                                               74,220
         2006                                               46,470
         2007                                                7,620
                                                          --------
         Total                                            $551,271
                                                          ========

     Rent expense was approximately $362,000 and $349,000 in fiscal 2003 and 2002, respectively.

10. LEGAL

     The Company is, from time to time, subject to legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

11. EMPLOYEES' RETIREMENT PLAN

     The Company maintains a 401(k) Plan which is qualified under the Internal Revenue Code. All full-time employees are eligible to participate in the Plan. Employees may make voluntary contributions to the Plan which are matched by the Company at the rate of $.50 for every $1.00 of employee contribution, subject to certain limitations. The Company contributions and administration costs recognized as expense were approximately $64,000 and $62,000 in fiscal 2003 and 2002, respectively.

Item 8.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


                                    PART III

Item 9.     Directors and Executive Officers

Set forth below is certain information relating to the directors and officers of the Company.

      Name                           Age             Position
------------------------             ---             --------------------------
Richard D. Kurtz                     51              Chairman of the Board and
                                                       Chief Executive Officer

M. Scott Farese                      46              Director

Ward Harper                          50              Director

Stephen P. Soltwedel                 56              Director

Paul D. Ludwig                       40              President

Susan A. Schmidt                     37              Chief Financial Officer
                                                       and Secretary

Richard D. Kurtz, Chairman of the Board and Chief Executive Officer
-------------------------------------------------------------------
Mr. Kurtz became a Director of the Company in February 2000, was elected Chairman of the Board in July 2000, and was appointed Chief Executive Officer in February 2003. Prior to joining Advanced Photonix, he was Director of Client Services and Strategic Planning for Quantum Compliance Systems Inc. a privately owned software company specializing in the development and installation of Environmental Health and Safety Management systems. Mr. Kurtz continues as an equity owner in Quantum and was employed there from July 2001 through February 2003. Prior to joining Quantum, Mr. Kurtz's career reflects 25 years in sales, marketing and strategic planning for various aerospace, automotive, distribution and medical companies. Most recently, he was Vice President of Sales and Marketing for Filtertek Inc. an ESCO Technology company for over 13 years.

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

Ward Harper, Director
---------------------
Mr. Harper became a director of the Company in May 2003. He is currently an attorney in private solo practice in Utah. Mr. Harper has been a practicing attorney for the past 14 years before the U.S. Court and U.S. Court of Appeals, Tenth Circuit. Prior to going into private practice, Mr. Harper was an Attorney/Advisor for U.S. Administrative Law Judges and was also the Attorney in charge of public benefits litigation for the Salt Lake City Office of Legal Services Corporation.

Stephen P. Soltwedel, Director
------------------------------
Mr. Soltwedel became a director of the Company in February 2000. Since 1972, he has been employed by Filtertek, Inc. and is currently Vice President and Chief Financial Officer. Prior to joining Filtertek, Mr. Soltwedel was employed by the public accounting firm of Baillies Denson Erickson & Smith in Lake Geneva, WI.

Paul D. Ludwig, President
-------------------------
Mr. Ludwig joined the Company in August 2002 through the acquisition of Silicon Sensors, LLC, where he was President and co-owner since 1996. Mr. Ludwig became the Chief Operating Officer of Advanced Photonix, Inc. at the time of acquisition and was promoted to President in February 2003. Prior to joining Silicon Sensors, Mr. Ludwig spent 11 years at Honeywell, Inc. holding sales, marketing and management responsibilities in their Sensing and Control group.

Susan A. Schmidt, Chief Financial Officer and Secretary
-------------------------------------------------------
Ms. Schmidt joined the Company in March 2000. From 1997 to 2000, she was Director of Finance - Amphitheaters for SFX Entertainment, Inc. in Encino, CA. SFX was a New York-based promoter and producer of live entertainment events. From 1992 to 1997 she was Controller for Revchem Plastics, Inc., a privately held distribution company serving the reinforced plastics industry, and Durall Plastics, Inc., Revchem Plastics Inc.'s sister manufacturing company in Rialto, CA.

Directors serve annual terms until the next annual meeting of stockholders and until their successors are elected and qualified. Officers serve at the pleasure of the Board of Directors.








Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors and persons who own more than ten percent of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports of beneficial ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based solely on its review of the copies of the forms received by it, the Company believes that all of its officers and directors complied with all filing requirements applicable to them, except with respect to the late filing of Form 3 by Paul Ludwig to report initial ownership of securities upon being appointed Chief Operating Officer on August 21, 2003, which was reported on September 10, 2003.

Item 10.    Executive Compensation

The following table sets forth compensation paid or accrued by the Company for services rendered to the Company's Chief Executive Officer and to each of the other executive officers of the Company whose cash compensation exceeded $100,000 for services rendered during the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                             Long Term Compensation
                                                                       ---------------------------------
                                            Annual Compensation                 Awards           Payouts
                                        -----------------------------  ------------------------  -------
                                                            Other                   Securities
                                                            Annual      Restricted   Underlying   LTIP      All Other
                               Fiscal  Salary    Bonus   Compensation  Stock Awards   Options    Payouts   Compensation
Name and Principal Position     Year     ($)      ($)        ($)           ($)          (#)        ($)         ($) (1)
---------------------------    ------  ------    -----   ------------  ------------ -----------  -------   --------------

Richard D. Kurtz                2003    22,000      -       11,500          -            -          -           100
Chairman of the Board and       2002     n/a       n/a      10,000          -         245,000       -           n/a
Chief Executive Officer (2)     2001     n/a       n/a      10,000          -         150,000       -           n/a
-------------------------------------------------------------------------------------------------------------------------
Paul D. Ludwig                  2003    97,000      -        4,000          -         100,000       -          7,000
President                       2002     n/a       n/a        n/a          n/a          n/a        n/a          n/a
                                2001     n/a       n/a        n/a          n/a          n/a        n/a          n/a
-------------------------------------------------------------------------------------------------------------------------
Brock Koren                     2003    155,000     -          -            -            -          -         86,000
President and Chief Executive   2002    175,000     -          -            -         100,000       -         16,300
Officer (3)                     2001    175,000     -          -            -          50,000       -          9,400
-------------------------------------------------------------------------------------------------------------------------
(1) Represents amounts paid by the Company on behalf of the named person in connection with the Company's benefits plans, 401(k) Retirement Plan, vacation pay and car allowance.
(2) Mr. Kurtz was appointed to the office of Chief Executive Officer in February
    2003, following the resignation of Mr. Koren. Other annual compensation and securities underlying options reflect Director's fees and options granted as part of plans provided to outside directors.
(3) Mr. Koren resigned from his position as President in February 2003.
    Compensation continues through December 2003 under a severance agreement.

Employment Agreements
---------------------
The Company has employment and termination agreements with certain current and former employees under which the employees may receive severance pay through the end of the term of the contract. The contract terms vary from 6 months to 3 years. Total compensation under these agreements in the event of unemployment through the full term would be approximately $562,000 in fiscal year 2004.

Stock Options
-------------
The following tables set forth certain information concerning stock options granted to the persons named in the Summary Compensation Table during the last fiscal year and unexercised stock options held by such persons at the end of such fiscal year.

                          Option Grants in Fiscal 2003

                                Individual Grants
--------------------------------- ------------------- ------------------- --------------------- ----------------------

                                  Number of Securities    % of Total
                                   Underlying Options   Options Granted        Exercise or
                                       Granted          to Employees in         Base Price            Expiration
Name (1)                                 (#)              Fiscal Year            ($/Sh)                  Date

Richard D. Kurtz                          -                   -                    -                      -

Paul D. Ludwig                         100,000               41%                  $.61                 8/21/12

Brock Koren                               -                   -                    -                      -


----------------------------------------------------------------------------------------------------------------
(1) See "Summary Compensation Table" and Item 9 "Directors and Executive
    Officers" for principal position.


    Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values


                                                        Number of Securities Underlying     Value of Unexercised
                        Shares                           Unexercised Options at Fiscal      In-the-Money Options
                      Acquired on        Value                   Year End (#)              at Fiscal Year End ($)
Name (1)              Exercise (#)      Realized          Exercisable/Unexercisable       Exercisable/Unexercisable
-------------------   ------------      --------        -------------------------------   -------------------------
Richard D. Kurtz          -                -                   420,000 / -                     $57,200 / -

Paul D. Ludwig            -                -                    20,000 / 80,000                 $7,000 / $28,000

Brock Koren             60,000           $8,500                      - / -                           - / -

-------------------------------------------------------------------------------------------------------------------
(1) See "Summary Compensation Table" and Item 9 "Directors and Executive
    Officers" for principal position.

Compensation of Directors
-------------------------
During 2003, each independent member of the Board of Directors received an annual retainer in the amount of $4,000, plus directors' fees in the amount of $1,000 for each board meeting attended, plus $500 for each committee meeting attended. In addition, all directors, including employee directors, are reimbursed for reasonable travel expenses incurred in connection with their attending meetings of the Board of Directors and committees. Each of the directors who is not an employee of the Company is also eligible for grants of stock options upon their appointment to the Board of Directors and all directors are eligible for stock option grants on a discretionary basis so long as they remain on the Board under the Advanced Photonix 2000 Stock Option Plan. Directors who are also officers of the Company do not receive cash compensation in consideration for their services as directors.


Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 20, 2003, certain information concerning the holdings of each person who was known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Class A or Class B Common Stock of the Company, by each director and executive officers and by all directors and officers as a group.


                                        Class A Common Stock
                                ----------------------------------------
                                              Shares Under
                                 Shares        Exercisable       Percent
                                 Owned     Options/Warrants(1)  Voting(2)
                                -------    -------------------  ---------
Burke, Mayborn Co., Ltd.(3)     823,800            --              6.2

Richard D. Kurtz(4)              45,000         420,000            3.4

Stephen P. Soltwedel(4)          14,000         300,000            2.3

M. Scott Farese(4)               15,000         289,000            2.2

Paul D. Ludwig(4)                71,100          20,000             .7

Susan A. Schmidt(4)                 500          77,334             .6

Directors & Officers as a       145,600       1,106,334            8.6
Group


(1) Includes shares under options exercisable on March 30, 2003 and options which become exercisable within 90 days thereafter.

(2) Represents voting power assuming beneficial owner exercises all exercisable options and warrants.

(3) Includes shares owned beneficially by Burke, Mayborn Co., Ltd. and Frank M. Burke, Jr. The address of this shareholder is 5500 Preston Road, Suite 315, Dallas, TX 75205.

(4) The address of this shareholder is c/o Advanced Photonix, Inc. 1240 Avenida Acaso, Camarillo, CA 93012.

The following table sets forth, as of March 30, 2003, the aggregated information pertaining to all securities authorized for issuance under the Company's equity compensation plans:

                                  Number of
                               Securities to be
                                 issued upon       Weighted-average
                                 exercise of        exercise price        Number of
                                 outstanding        of outstanding       securities
                                  options,             options,           remaining
                                warrants and         warrants and      available for
Plan Category                      rights               rights         future issuance
-------------                      ------               ------         ---------------
Equity  compensation plans        1,804,034            $1.44             757,889
approved by shareholders

Equity  compensation plans
not approved by shareholders           -                 -                  -

          Total                   1,804,034            $1.44             757,889

Item 12.    Certain Relationships and Related Transactions

     See Item 10. Executive Compensation.


Item 13.    Exhibits and Reports on Form 8-K

     (a) The following is a list of the financial statements, schedules and exhibits filed herewith.

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

          (3)  Exhibits:

          Exhibit
            No.         Description
          -------       -----------
           3.1          Certificate of Incorporation of the Registrant, as
                        amended- incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 23, 1990

           3.1.1 Amendment to Certificate of Incorporation of the Registrant, dated October 29, 1992-incorporated by reference to the Registrant's March 31, 1996 Annual Report on Form 10-K

           3.1.2 Amendment to Certificate of Incorporation of the Registrant, dated September 9, 1992-incorporated by reference to the Registrant's March 31, 1996 Annual Report on Form 10-K

           3.2          By-laws of the Registrant, as amended

           4.1 Rights Agreement, dated September 19, 2002 by and between the Company and Continental Stock Transfer and Trust Company, Certificate of Designations for the Company's Series B Junior Preferred Stock - incorporated by reference to Exhibits 4.1 and 4.2 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on September 26, 2002

           10.1* Advanced Photonix, Inc. 1991 Special Directors Stock Option Plan - incorporated by reference to
                        Exhibit 10.9 to the Registrant's March 31, 1991 Annual Report on Form 10-K

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

           10.11* Employment Agreement dated August 21, 2002 between Advanced Photonix, Inc. and Paul D. Ludwig - incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K as filed with the Securities and Exchange Commission on September 5, 2002

           10.12* Employment Agreement dated February 10, 2003 between Advanced Photonix, Inc. and Richard D. Kurtz

           21.1         List of Subsidiaries of Registrant

           99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           99.2 Additional Certifications of the Registrant's Chief Executive Officer, President, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002




      *Constitutes a compensation plan or arrangement required to be filed as part of this report.

     (3)  Reports on Form 8-K:

          The Company filed forms 8-K and 8-K/A on January 31, 2003 and April 2, 2003, respectively, to report the acquisition of Texas Optoelectronics, Inc. on January 17, 2003. The filings included the purchase agreement, financial statements and proforma financial information, as required.

Item 14.    Controls and Procedures

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

ADVANCED PHOTONIX, INC.
                                          By:  /s/ Paul D. Ludwig
                                               ----------------------------
Date: June 26, 2003                            Paul D. Ludwig, President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                      Title                                  Date

/s/ Richard D. Kurtz           Chairman of the Board
------------------------        and Chief Executive Officer       June 26, 2003
Richard D. Kurtz                                                  -------------


/s/ M. Scott Farese            Director                           June 26, 2003
------------------------                                          -------------
M. Scott Farese


/s/ Ward Harper                Director                           June 26, 2003
------------------------                                          -------------
Ward Harper


/s/ Stephen P. Soltwedel       Director                           June 26, 2003
------------------------                                          -------------
Stephen P. Soltwedel


/s/ Susan A. Schmidt           Chief Financial Officer            June 26, 2003
------------------------        and Secretary                     -------------
Susan A. Schmidt               (Principal Financial and
                                 Accounting Officer)