Form 10QSB
period 2003-06-29
ADVANCED PHOTONIX INC
filed 2003-08-13
CIK 869986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 2003

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

                     1240 Avenida Acaso, Camarillo, CA 93012

                                 (805) 987-0146


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On August 8, 2003, 13,424,759 shares of Class A Common Stock, $.001 par value, and 31,691 shares of Class B Common Stock, $.001 par value, were outstanding.

                             ADVANCED PHOTONIX, INC.

                                      INDEX

                                                                         Page
                                                                       --------
PART I       FINANCIAL INFORMATION

  Item 1.    Financial Statements (Unaudited)

             Consolidated Balance Sheet at June 29, 2003                 3 - 4

             Consolidated Statements of Operations                         5
               for the three month periods ended
               June 29, 2003 and June 30, 2002

             Consolidated Statements of Cash Flows                         6
               for the three month periods ended
               June 29, 2003 and June 30, 2002

             Notes to Consolidated Financial Statements                  7 - 10

  Item 2.    Management's Discussion and Analysis                       11 - 14


PART II      OTHER INFORMATION                                             15

             SIGNATURES                                                    16



                             ADVANCED PHOTONIX, INC.

                           CONSOLIDATED BALANCE SHEET
                                AT JUNE 29, 2003
                                   (UNAUDITED)




--------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                               $        523,000
Short term investments                                                                         1,700,000
Accounts receivable, less allowance of $74,000                                                 2,123,000
Inventories                                                                                    2,746,000
Prepaid expenses and other current assets                                                        255,000
                                                                                        -------------------------
         Total Current Assets                                                                  7,347,000
                                                                                        -------------------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost                                                  4,837,000
Less accumulated depreciation and amortization                                                (3,288,000)
                                                                                        -------------------------
         Equipment and Leasehold Improvements, net                                             1,549,000
                                                                                        -------------------------

OTHER ASSETS
Goodwill, net of accumulated amortization of $353,000                                          2,421,000
Patents, net of accumulated amortization of $45,000                                               19,000
Non-Compete Agreement, net of accumulated amortization of $62,000                                 87,000
Other                                                                                             24,000
                                                                                        -------------------------
         Total Other Assets                                                                    2,551,000
                                                                                        -------------------------
TOTAL ASSETS                                                                            $     11,447,000
                                                                                        =========================


                             ADVANCED PHOTONIX, INC.

                     CONSOLIDATED BALANCE SHEET - Continued
                                AT JUNE 29, 2003
                                   (UNAUDITED)



--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit                                                                          $      1,200,000
Accounts payable                                                                                 528,000
Accrued salaries, wages and benefits                                                             264,000
Current portion of capital lease payable                                                          43,000
Note payable                                                                                       8,000
Other accrued expenses                                                                           382,000
                                                                                        -------------------------
         Total Current Liabilities                                                             2,425,000
                                                                                        -------------------------

Capital lease payable, net of current portion                                                     10,000
                                                                                        -------------------------

COMMITMENTS AND CONTINGENCIES
Class A redeemable convertible preferred stock, $.001 par value;                                  32,000
     780,000 shares authorized; 40,000 shares issued and outstanding
                                                                                        -------------------------

SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value; 10,000,000 shares authorized;                                     --
     780,000 shares designated Class A redeemable convertible;
     no shares issued and outstanding
Class A common stock, $.001 par value; 50,000,000 shares authorized;                              13,000
     13,380,092 shares issued and outstanding
Class B common stock, $.001 par value; 4,420,113 shares authorized;                                 --
     31,691 shares issued and outstanding
Additional paid-in capital                                                                    27,634,000
Accumulated Deficit                                                                          (18,667,000)
                                                                                        -------------------------
         Total Shareholders' Equity                                                            8,980,000
                                                                                        -------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $     11,447,000
                                                                                        =========================

                 See notes to consolidated financial statements.



                             ADVANCED PHOTONIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

For the three month periods ended                                      June 29, 2003          June 30, 2002
-----------------------------------------------------               -------------------    -------------------

SALES                                                                $    2,647,000         $    1,548,000

Cost of Goods Sold                                                        1,774,000                916,000
                                                                    -------------------    -------------------

GROSS PROFIT                                                                873,000                632,000

Research and development expenses                                            78,000                142,000
Sales and marketing expenses                                                241,000                234,000
General and administrative expenses                                         443,000                307,000
                                                                    -------------------    -------------------

INCOME (LOSS) FROM OPERATIONS                                               111,000                (51,000)
                                                                    -------------------    -------------------

OTHER INCOME (EXPENSE)
Interest income                                                               5,000                  28,000
Interest expense                                                             (9,000)                   --
Other, net                                                                    6,000                    --
                                                                    -------------------    -------------------

Other Income, net                                                             2,000                  28,000
                                                                    -------------------    -------------------

NET INCOME (LOSS)                                                    $      113,000         ($       23,000)
                                                                    ====================    ==================


Basic and Diluted Earnings Per Share                                        $ 0.01                 ($ 0.00)
Weighted Average Shares Outstanding                                      13,406,000              12,247,000



                 See notes to consolidated financial statements.


                             ADVANCED PHOTONIX, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

For the three month periods ended                                      June 29, 2003          June 30, 2002
------------------------------------------------------------          ---------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                      $     113,000          $     (23,000)
Adjustments to reconcile net income to net cash provided by
(used by) operating activities:
     Depreciation                                                             75,000                 49,000
     Amortization                                                             20,000                  1,000
Changes in assets and liabilities:
     Short-term investments                                                 (300,000)                  --
     Accounts receivable                                                      81,000                236,000
     Inventories                                                            (119,000)              (242,000)
     Prepaid expenses and other current assets                                62,000                (21,000)
     Other assets                                                            (11,000)                  --
     Accounts payable and accrued expenses                                  (226,000)              (124,000)

                                                                      ---------------        ---------------
Net cash used by operating activities                                       (305,000)              (124,000)
                                                                      ---------------        ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                         (83,000)               (20,000)

                                                                      ---------------        ---------------
Net cash used by investing activities                                        (83,000)               (20,000)
                                                                      ---------------        ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options                                        9,000                  5,000

                                                                       --------------        ---------------
  Net cash provided by financing activities                                    9,000                  5,000
                                                                       --------------        ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (379,000)              (139,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             902,000              3,083,000

                                                                       --------------        ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $    523,000          $   2,944,000
                                                                       ==============        ===============



                 See notes to consolidated financial statements.

                             ADVANCED PHOTONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 29, 2003
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Advanced Photonix, Inc. ("the Company") and the Company's wholly owned subsidiaries, Silicon Sensors, Inc. ("SSI") and Texas Optoelectronics, Inc. ("TOI") (See Note 2). These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. All significant intercompany accounts and transactions have been eliminated in consolidation. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the three month period ended June 29, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 28, 2004. For further information, refer to the financial statements and notes thereto included in the Advanced Photonix, Inc. Annual Report on Form 10-KSB for the fiscal year ended March 30, 2003.




NOTE 2 - ACQUISITION

On August 21, 2002, SSI, a newly formed wholly owned subsidiary of API purchased substantially all of the assets and selected liabilities of Silicon Sensors LLC, a closely held manufacturer of opto-electronic semiconductor based components located in Dodgeville, Wisconsin. The purchase price was $1,718,675 in cash plus the assumption of the Seller's trade accounts payable and accrued liabilities, amounting to approx. $282,000. The Company incurred $79,000 of expenses in connection with this acquisition. In addition, the Company entered into a 3 year $225,000 non-compete agreement with the majority member of Silicon Sensors, LLC and is recording monthly amortization expense of $6,250.

On January 17, 2003, the Company purchased all of the issued and outstanding shares of common stock of TOI, a privately owned custom manufacturer of opto-electric components and assemblies. The purchase price was 1,059,110 shares of API Class A Common Stock (issued at $0.92 per share) and repayment of a debt of TOI in the amount of $1,200,000 representing principal and interest.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Income (Loss) Per Share: Net income (loss) per share is based on the weighted average number of common shares outstanding. Such weighted average shares were approximately 13,406,000 at June 29, 2003 and 12,247,000 at June 30, 2002. Net income (loss) per share calculations are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" (SFAS
128). Accordingly, "basic" net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the year. The impact of Statement 128 on the calculation of earnings per share is as follows:


                                                Three Months Ended               Three Months Ended
    BASIC                                          June 29, 2003                    June 30, 2002
    -----                                          -------------                    -------------
    Average Shares Outstanding                       13,406,000                       12,247,000
    Net Income (Loss)                                   113,000                          (23,000)
    Basic Income (Loss) Per Share                       $  0.01                          ($ 0.00)

    DILUTED
    -------
    Average Shares Outstanding                        13,406,000                      12,247,000
    Net Effect of Dilutive Stock Options
      based on the treasury stock method
      using average market price                         156,900                         236,800

    Total Shares                                      13,562,900                      12,483,800
    Net Income (Loss)                                    113,000                         (23,000)
    Diluted Earnings Per Share                        anti-dilutive                  anti-dilutive

    Average Market Price of Common Stock                $  0.92                          $ 1.17
    Ending Market Price of Common Stock                 $  0.90                          $ 1.00




Stock options granted to Company employees, directors, and former owners were excluded from the calculation of earnings per share in the financial statements because they were either anti-dilutive or immaterial for the periods reported:


            Three Months Ended June 29, 2003          Three Months Ended June 30, 2002
         --------------------------------------    --------------------------------------
             No. of Shares      Exercise Price         No. of Shares      Exercise Price
          Underlying Options       Per Share        Underlying Options       Per Share
         --------------------------------------------------------------------------------
               16,000               0.5000               12,000               0.5000
               56,000               0.5630              130,000               0.5630
               45,000               0.6100                 -                  0.6100
                  500               0.6250                  500               0.6250
               18,000               0.6500                 -                  0.6500
              226,668               0.6700                 -                  0.6700
                5,000               0.6875                4,000               0.6875
               56,000               0.7500              130,000               0.7500
              238,000               0.8000              266,006               0.8000
               76,250               0.8600               75,000               0.8600
                 -                  1.0000               75,000               1.0000
               14,500               1.1875               13,900               1.1875
               64,300               1.2500               78,800               1.2500
                 -                  1.5000                4,000               1.5000
                4,000               1.6250                4,000               1.6250
               88,000               1.8750               66,000               1.8750
               30,500               2.5000               35,500               2.5000
                 -                  3.0000                8,000               3.0000
                1,000               3.0940                1,000               3.0940
              350,000               3.1875              400,000               3.1875
               50,000               5.3440               50,000               5.3440
         --------------------------------------------------------------------------------
            1,339,718                                 1,353,706
         ================================================================================


Inventories:  Inventories consist of the following:

                                                     June 29, 2003
                                                     -------------
          Raw materials                                $ 2,635,000
          Work in progress                                 655,000
          Finished products                                268,000
                                                     -------------
          Total inventories                            $ 3,558,000
                                                     =============
          Less reserve                                    (812,000)
                                                     -------------
          Inventories, net                             $ 2,746,000
                                                     =============

NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standard ("SFAS") 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies EITF Issue 94-3. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, in contrast to the date of an entity's commitment to an exit plan, as required by EITF Issue 94-3. The Company adopted the provisions of SFAS 146 on January 1, 2003.

In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure", an amendment of FASB Statement No. 123 "Accounting for Stock-Based Compensation" This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 on January 1, 2003.

In May 2003 the FASB issued SFAS 150 Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer of debt or equity classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.

In January 2003 the FASB issued Interpretation 46 "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51". This Interpretation requires a Company to consolidate the financial statements of a "Variable Interest Entity" ("VIE"), sometimes also known as a "special purpose entity", even if the entity does not hold a majority equity interest in the VIE. The Interpretation requires that if a business enterprise has a "controlling financial interest" in a VIE, the assets, liabilities, and results of the activities of the VIE should be included in consolidated financial statements with those of the business enterprise, even if it holds a minority equity position. This Interpretation was effective immediately for all VIE's created after January 31, 2003; for the first fiscal year or interim period beginning after June 15, 2003 for VIE's in which a Company holds a variable interest that it acquired before February 1, 2003.

The adoption of these pronouncements will not have a material effect on the Company's financial position, results from operations or cash flows.

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

Revenue Recognition
-------------------
We generally recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred, the price is fixed or readily determinable, and collectibility is probable; which is generally the date of shipment. Sales are recorded net of sales returns and discounts. We recognize revenue in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

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



RESULTS OF OPERATIONS

NET PRODUCT SALES
-----------------
Sales for the first quarter of fiscal year 2004 ("Q1 04") were $2,647,000, an increase of $1,099,000 or 71% from sales of $1,548,000 for the first quarter of fiscal year 2003 ("Q1 03"). The increase in sales was primarily due to the Company's acquisitions during the past year and was reflected in three of our principal market segments: industrial sensing, military/aerospace, and medical. Sales to the industrial sensing markets, which represent 43% of total sales for the quarter, increased by 45% over the same quarter in the prior year. Sales to customers in the military/aerospace markets, which represent 33% of total sales for the quarter, increased 68% over the prior year. Similarly, sales to the medical markets increased 144% over Q1 03 and represent 15% of total sales for the quarter. While we continue to expect sales to increase by approximately 40% in fiscal 2004 as compared to fiscal 2003, the sales may vary significantly on a quarter to quarter basis due to changes in customer delivery and production schedules.


COSTS AND EXPENSES
------------------
Cost of goods sold increased by $858,000 (94%) in Q1 04 compared to Q1 03, due in large part to increased product sales. As a percentage of net sales, cost of goods sold increased by 8 percentage points to 67% as compared to 59% in Q1 03. Likewise, gross profit margin on net sales decreased 8 percentage points to 33% as compared to 41% in Q1 03. The decrease in gross margin is primarily attributable to increased labor and fixed overhead costs resulting from the operation of multiple manufacturing facilities. As the Company completed the closing of the Garland, Texas facility at mid-quarter, the results for Q1 04 include overhead expenses for both the Camarillo, California and Dodgeville, Wisconsin facilities for the full quarter as well as expenses associated with the Garland facility for a portion of the quarter. Conversely, the results for Q1 03 reflect only one manufacturing facility. The current gross margin has improved over what was realized during the latter portion of fiscal 2003 and the Company believes the current gross margin percentage is indicative of what can be expected during the remainder of the year and will improve slightly as revenue levels increase, thereby facilitating the absorption of more fixed expenses.

Research and development ("R&D") costs decreased by $64,000 (45%) to $78,000 in Q1 04 as compared to Q1 03. The decrease in R&D costs for the quarter is primarily due to an internal restructuring of the R&D department, with a focus placed on those projects which offer a higher potential toward commercialization. During the remainder of the fiscal year, the Company expects to see further decreases in R&D expenditures as we plan to continue the shifting of valuable engineering resources toward the support of our custom optoelectronic projects in target markets. However, the possibility exists that R&D costs may fluctuate slightly or even increase, should the level of activity associated with new product development projects or customer-requested development contracts increase significantly.

Marketing and sales expenses increased slightly, by $7,000 (3%) to $241,000 in Q1 04 as compared to Q1 03. As a percentage of sales, marketing and sales expenses have decreased 6 percentage points to 9% in Q1 04, as compared to 15% for Q1 03. Thus, as the Company experienced some increases in marketing and sales expenses due to the absorption of subsidiary expenses, we have been able to more than offset those increases by savings realized through a consolidation of the marketing and sales department and a coordination of efforts between the two facilities. Excluding any unforeseen events, the Company expects that marketing and sales expenses for the remainder of fiscal 2004 will increase only slightly over the expenses realized in 2003, primarily due to increased commissions payable on increased sales. As a percentage of net sales, marketing and sales expenses are expected to remain at approximately 9% throughout the current fiscal year.

General and administrative expenses increased by $136,000 (44%) to $443,000 in Q1 04 as compared to $307,000 in Q1 03. The increase in general and administrative expenses is primarily due to increased expenses resulting from the Company's recent acquisitions, which occurred during the second and fourth quarters of fiscal year 2003. Total general and administrative expenses associated with the new subsidiaries were $156,000, which were partially offset by a $20,000 reduction in expenses for various other general and administrative costs. As with sales and marketing expenses, the Company has achieved general and administrative savings through consolidation and coordination of its subsidiaries and, expressed as a percentage of net sales, general and administrative expenses decreased to 17% in Q1 04 as compared to 20% in Q1 03. We continue to expect that the level of expenditures for the remainder of the year will approximate the amounts realized in fiscal 2003 and that general and administrative expenses will continue to decline as a percentage of sales.

Despite the decrease in gross margin, increased sales and efficiencies realized in selling, general and administrative expenses resulted in net income reported for Q1 04 of $113,000 as compared to a net loss of ($23,000) in Q1 03.



FINANCIAL CONDITION

At June 29, 2003, the Company had cash, cash equivalents and short term investments of $2.2 million, working capital of $4.9 million, and an accumulated deficit of $18.7 million. The Company's cash and cash equivalents decreased by $379,000 during the three months ended June 29, 2003. Cash used by operating expenditures totaled $305,000, including $300,000 transferred from operating cash to short term investments. Other operating expenditures were impacted by cash outlays used to purchase inventory and reduce accounts payable, which were partially offset by cash collected from accounts receivable and a reduction in prepaid expenses. $9,000 was obtained through the exercise of stock options.

Cash of $83,000 was used for capital equipment, compared to $20,000 during the same period of the prior year. $60,000 was used to purchase additional manufacturing equipment for the Dodgeville, Wisconsin facility and $19,000 was used for computer hardware upgrades. The remaining capital expenditures during the current quarter were due to minor equipment upgrades and/or replacements.
The Company anticipates additional cash outlays for capital items will be required during the remainder of fiscal 2004, as we have identified other necessary production equipment upgrades and also plan to complete the installation of a wide area network (WAN) communication system and subsequent conversion of the Dodgeville database and enterprise resource planning (ERP) system.

The Company is exposed to interest rate risk for marketable securities. Due to continually declining interest rates available to the Company pursuant to its investment policy, the Company was able to achieve the best yields on liquid money market and equity fund accounts and thus transferred the majority of its available cash reserves from longer term investment instruments to such accounts during the past year. At June 29, 2003, the Company held $1.7 million in a highly liquid equity fund account which carries an average interest rate of 1.2%. During 2004, the Company will continue to monitor available interest rates and will attempt to utilize the best possible avenues of investment for its excess liquid assets.



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

                            PART II OTHER INFORMATION

Items 1 - 5
None

Item 6    Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits
         31.1 Certification of the Registrant's Chairman, Chief Executive Officer, and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of the Registrant's Chief Financial Officer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.3    Certification of the Registrant's President pursuant to
                 Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

The Company filed form 8-K/A on April 2, 2003, to report the proforma financial information relating to its acquisition of Texas Optoelectronics, Inc. This report amended Item 7 of the report on Form 8-K filed with the Securities and Exchange Commission on January 31, 2003.

The Company filed form 8-K on June 26, 2003 to report that it had issued a press release dated June 25, 2003 announcing financial results for the quarter and year ended March 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            Advanced Photonix, Inc.
                                            -----------------------
                                            (Registrant)


Date:    August 13, 2003                    /s/ Richard Kurtz
         ---------------                    -----------------
                                            Richard Kurtz
                                            Chairman, Chief Executive Officer
                                            and Director




                                            /s/ Paul Ludwig
                                            ---------------
                                            Paul Ludwig
                                            President



                                            /s/ Susan Schmidt
                                            -----------------
                                            Susan Schmidt
                                            Chief Financial Officer
                                            and Secretary