Form 10QSB
period 2003-09-28
ADVANCED PHOTONIX INC
filed 2003-11-12
CIK 869986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 2003

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

                     1240 Avenida Acaso, Camarillo, CA 93012

                                 (805) 987-0146



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On November 7, 2003, 13,430,759 shares of Class A Common Stock, $.001 par value, and 31,691 shares of Class B Common Stock, $.001 par value, were outstanding.


                             ADVANCED PHOTONIX, INC.

                                      INDEX


                                                                                                  PAGE
PART I       FINANCIAL INFORMATION

  Item 1.     Financial Statements (Unaudited)

              Consolidated Balance Sheet at September 28, 2003                                    3 - 4

              Consolidated Statements of Operations for the three and six month periods             5
                ended September 28, 2003 and September 29, 2002

              Consolidated Statements of Cash Flows for the six month periods                       6
                ended September 28, 2003 and September 29, 2002

              Notes to Consolidated Financial Statements                                          7 - 10

  Item 2.     Management's Discussion and Analysis                                               11 - 14

  Item 3.     Controls and Procedures                                                               14

PART II       OTHER INFORMATION                                                                     15

              SIGNATURES                                                                            16


                             ADVANCED PHOTONIX, INC.

                           CONSOLIDATED BALANCE SHEET
                              AT SEPTEMBER 28, 2003
                                   (UNAUDITED)


--------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                              $              757,000
Short-term investments                                                                              1,700,000
Accounts receivable, less allowance of $81,000                                                      2,459,000
Inventories                                                                                         2,403,000
Prepaid expenses and other current assets                                                             272,000
                                                                                       -----------------------------
         Total Current Assets                                                                       7,591,000
                                                                                       -----------------------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost                                                       4,885,000
Less accumulated depreciation and amortization                                                     (3,368,000)
                                                                                       -----------------------------
         Total Equipment and Leasehold Improvements                                                 1,517,000
                                                                                       -----------------------------

OTHER ASSETS
Goodwill, net of accumulated amortization of $353,000                                               2,439,000
Patents, net of accumulated amortization of $46,000                                                    18,000
Non-Compete Agreement, net of accumulated amortization of $81,000                                      69,000
Other                                                                                                  24,000
                                                                                       -----------------------------
         Total Other Assets                                                                         2,550,000
                                                                                       -----------------------------
TOTAL ASSETS                                                                           $           11,658,000
                                                                                       =============================






                 See notes to consolidated financial statements.


                             ADVANCED PHOTONIX, INC.

                     CONSOLIDATED BALANCE SHEET - Continued
                              AT SEPTEMBER 28, 2003

                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit                                                                         $            1,200,000
Accounts payable                                                                                      565,000
Accrued salaries, wages and benefits                                                                  304,000
Current portion of capital lease payable                                                               43,000
Note payable                                                                                            8,000
Other accrued expenses                                                                                260,000
                                                                                       ----------------------------
         Total Current Liabilities                                                                  2,380,000
                                                                                       ----------------------------

Capital lease payable, net of current portion                                                           4,000
                                                                                       ----------------------------
COMMITMENTS AND CONTINGENCIES
Class A redeemable convertible preferred stock, $.001 par value;                                       32,000
     780,000 shares authorized; 40,000 shares issued and outstanding
                                                                                       ----------------------------

SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value; 10,000,000 shares authorized;                                          --
     780,000 shares designated Class A redeemable convertible;
     no shares issued and outstanding, other than Class A redeemable convertible
Class A common stock, $.001 par value; 50,000,000 shares  authorized;                                  13,000
     13,430,759 shares issued and outstanding
Class B common stock, $.001 par value; 4,420,113 shares authorized;                                      --
     31,691 shares issued and outstanding

Additional paid-in capital                                                                         27,671,000
Accumulated Deficit                                                                               (18,442,000)
                                                                                       ----------------------------
             Total Shareholders' Equity                                                             9,242,000
                                                                                       ----------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $           11,658,000
                                                                                       ============================


                 See notes to consolidated financial statements.



                             ADVANCED PHOTONIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                     Three Months Ended                              Six Months Ended
                                          September 28, 2003     September 29, 2002     September 28, 2003     September 29, 2002

SALES                                          $3,256,000             $1,838,000             $5,903,000             $3,386,000
Cost of goods sold                              2,131,000              1,307,000              3,906,000              2,224,000
                                          --------------------   --------------------   --------------------   --------------------
GROSS PROFIT                                    1,125,000                531,000              1,997,000              1,162,000

Research and development expenses                  80,000                144,000                157,000                286,000
Sales and marketing expenses                      285,000                224,000                527,000                457,000
General and administrative expenses               534,000                413,000                977,000                720,000
                                          --------------------   --------------------   --------------------   --------------------

INCOME (LOSS) FROM OPERATIONS                     226,000               (250,000)               336,000               (301,000)
                                          --------------------   --------------------   --------------------   --------------------

OTHER INCOME (EXPENSE)
Interest income                                     5,000                 20,000                 10,000                 48,000
Interest expense                                   (8,000)                  --                  (17,000)                  --
Other, net                                          3,000                 (2,000)                 9,000                 (2,000)

                                          --------------------   --------------------   --------------------   --------------------
TOTAL OTHER INCOME                                   --                   18,000                  2,000                 46,000
                                          --------------------   --------------------   --------------------   --------------------

NET INCOME (LOSS)                               $ 226,000              ($232,000)             $ 338,000              ($255,000)

                                          ====================   ====================   ====================   ====================

Basic Income (Loss) Per Share                       $ .02                 ($ .02)                 $ .03                 ($ .02)

Diluted Income (Loss) Per Share                     $ .02                 ($ .02)                 $ .02                 ($ .02)

Weighted Average Shares Outstanding              13,449,000             12,251,000             13,428,000             12,249,000




                 See notes to consolidated financial statements.


                             ADVANCED PHOTONIX, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

For the six month periods ended                                                    September 28, 2003        September 29, 2002
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                                       $ 338,000                ($ 255,000)
Adjustments to reconcile net income (loss) to net cash
  provided by(used by) operating activities:
     Depreciation                                                                         156,000                   107,000
     Amortization                                                                          38,000                     2,000
     Provision for doubtful accounts                                                        8,000                       --
     Provision for obsolete inventory                                                      53,000                       --
Changes in operating assets and liabilities:
     Short-term investments                                                              (300,000)                      --
     Accounts receivable                                                                 (263,000)                  252,000
     Inventories                                                                          172,000                    14,000
     Prepaid expenses and other current assets                                             44,000                     9,000
     Other assets                                                                         (29,000)                 (192,000)
     Accounts payable and accrued expenses                                               (277,000)                  (54,000)

                                                                                 ------------------------  ------------------------
  Net cash used by operating activities                                                   (60,000)                 (117,000)
                                                                                 ------------------------  ------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                     (131,000)                  (57,000)
Purchase of selected net assets of Silicon Sensors, LLC                                       --                 (1,799,000)

                                                                                 ------------------------  ------------------------
  Net cash used by investing activities                                                  (131,000)               (1,856,000)
                                                                                 ------------------------  ------------------------


CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock options                                                       --                      5,000
Proceeds from exercise of stock options                                                    46,000                     5,000

                                                                                 ------------------------  ------------------------
  Net cash provided by financing activities                                                46,000                    10,000
                                                                                 ------------------------  ------------------------


NET DECREASE IN CASH & CASH EQUIVALENTS                                                  (145,000)               (1,963,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          902,000                 3,083,000

                                                                                 ------------------------  ------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 757,000               $ 1,120,000
                                                                                 ========================  ========================

                 See notes to consolidated financial statements.

                             ADVANCED PHOTONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 28, 2003
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Advanced Photonix, Inc. ("the Company") and the Company's wholly owned subsidiaries, Silicon Sensors, Inc. ("SSI") and Texas Optoelectronics, Inc. ("TOI") (See Note 2). These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. All significant intercompany accounts and transactions have been eliminated in consolidation. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the six month period ended September 28, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 28, 2004. For further information, refer to the financial statements and notes thereto included in the Advanced Photonix, Inc. Annual Report on Form 10-KSB for the fiscal year ended March 30, 2003.


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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Income (Loss) Per Share: Net income (loss) per share is based on the weighted average number of common shares outstanding. Such weighted average shares were approximately 13,428,000 at September 28, 2003 and 12,249,000 at September 29, 2002. Net income (loss) per share calculations are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" (SFAS 128). Accordingly, "basic" net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the year. The impact of Statement 128 on the calculation of earnings per share is as follows:

                                       Six Months Ended       Six Months Ended
                                      September 28, 2003     September 29, 2002
                                      ------------------     ------------------
Average Shares Outstanding                13,428,000             12,249,000
Net Income (Loss)                            338,000               (255,000)
Basic Income (Loss) Per Share                $  0.03               ($  0.02)

DILUTED
Average Shares Outstanding                13,428,000             12,249,000
Net Effect of Dilutive Stock Options
  based on the treasury stock method
  using average market price                 286,000                292,000

Total Shares                              13,714,000             12,541,000
Net Income (Loss)                            338,000               (255,000)
Diluted Earnings Per Share                   $  0.02            anti-dilutive

Average Market Price of Common Stock         $  1.14                 $ 0.98
Ending Market Price of Common Stock          $  1.41                 $ 0.85


Stock options granted to Company employees, directors, and former owners were excluded from the calculation of earnings per share in the financial statements because they were either anti-dilutive or immaterial for the periods reported:

Six Months Ended September 28, 2003         Six Months Ended September 29, 2002
-----------------------------------         -----------------------------------
  No. of Shares     Exercise Price            No. of Shares     Exercise Price
Underlying Options     Per Share            Underlying Options     Per Share
-----------------------------------         -----------------------------------
     16,000             0.5000                   12,000             0.5000
     56,000             0.5630                  126,000             0.5630
     65,000             0.6100                   25,000             0.6100
        500             0.6250                      500             0.6250
     36,000             0.6500                        -             0.6500
    226,668             0.6700                  416,668             0.6700
      5,000             0.6875                    4,000             0.6875
     56,000             0.7500                  126,000             0.7500
    238,000             0.8000                  266,006             0.8000
     77,500             0.8600                   76,250             0.8600
          -             1.0000                   75,000             1.0000
     14,900             1.1875                   14,500             1.1875
     58,300             1.2500                   74,800             1.2500
      4,000             1.6250                    4,000             1.6250
     88,000             1.8750                   66,000             1.8750
     30,500             2.5000                   35,500             2.5000
          -             3.0000                    8,000             3.0000
      1,000             3.0940                    1,000             3.0940
    350,000             3.1875                  400,000             3.1875
     50,000             5.3440                   50,000             5.3440
-----------------------------------         -----------------------------------
  1,373,368                                   1,781,224
===================================         ===================================



Inventories:  Inventories consist of the following:

                                                             September 28, 2003
                                                             ------------------

          Raw materials                                          $ 2,572,000
          Work in progress                                         1,003,000
          Finished products                                          188,000
                                                             ------------------
          Total inventories                                        3,763,000
          Less reserve                                              (852,000)
          Progress bill and customer prepaid inventory              (508,000)
                                                             ------------------

          Inventories, net                                       $ 2,403,000
                                                             ==================

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

In December 2002, the FASB issued SFAS 148 "Accounting for Stock-Based Compensation--Transition and Disclosure", an amendment of FASB Statement No. 123 "Accounting for Stock-Based Compensation" This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 on January 1, 2003.

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


RESULTS OF OPERATIONS
---------------------

NET PRODUCT SALES

The Company's consolidated net product sales for the second quarter ("Q2 04") and six month period ("YTD 04") ended September 28, 2003, were $3.256 million and $5.903 million, respectively. Net sales increased by $1.418 million, or 77%, as compared to the second quarter of the prior year ("Q2 03") and by $2.517 million, or 74% as compared to the same six month period of the prior year ("YTD 03").

The increase in revenues for both the quarter and year to date periods was due in part to the Company's acquisitions during the past year and was reflected in four of our principal market segments: military/aerospace, industrial sensing, medical and automotive. Sales to the military/ aerospace markets increased by 134% over Q2 03 and by 88% over YTD 03. Similarly, sales to the medical markets increased by 110% and 88% over the same quarter and year to date periods in the prior year. Sales to industrial sensing customers increased 44% for both the quarter and year to date periods and sales to the automotive markets, which were minimal prior to acquisitions, increased 603% and 649% over the Q2 03 and YTD 03 periods, respectively. As a percentage of total year to date revenues, industrial sensing accounts for 39%, military/aerospace for 38%, medical for 15%, and automotive for 7% (compared to 47%, 36%, 14%, and 1% respectively, for the same six month period of the prior year). We continue to expect total sales to increase by approximately 40% in fiscal 2004 as compared to fiscal 2003. However, as the acquisitions of both Silicon Sensors, Inc. and Texas Optoelectronics, Inc. were consummated during the latter half of fiscal 2003 (see Note 2), we expect that the quarter over quarter percentage increases in revenues will decline, as future quarters will be compared to post-acquisition sales, rather than pre-acquisition revenues reported during the first six months of fiscal 2003. In addition, sales may vary significantly on a quarter to quarter basis due to changes in customer delivery and production schedules.


COSTS AND EXPENSES

Cost of product sales increased by $824,000 (63%) during Q2 04 and by $1.682 million (76%) during YTD 04 as compared to Q2 03 and YTD 03, respectively. As a result of increased revenues, cost of goods sold stated as a percentage of net sales decreased to 65% during Q2 04, as compared to 71% in Q2 03. For the year over year comparison, cost of sales remained flat at 66%, resulting in year to date gross margin of 34%. The Company finalized the closing of the Texas Optoelectronics location during the first quarter of fiscal 2004 and has fully completed the integration of that business into its California and Wisconsin facilities. As a result, the current cost of sales includes all of the fixed and variable expenses associated with operating two facilities and the Company expects that the year to date gross margin stated as a percentage of sales is indicative of what can be expected for the remainder of the fiscal year and may improve slightly as revenues increase, allowing for the absorption of more fixed expenses.

Research and development costs decreased by $64,000 (44%) to $80,000 in Q2 04 as compared to Q2 03, and by $129,000 (45%) year to date. The decrease in R&D costs continues to be due to the Company's execution of its plan to restructure the R&D department, with the focus being placed on those projects which offer higher commercial potential. During the remainder of the fiscal year, the Company expects to see continued decreases in R&D expenditures, similar to what has been experienced year to date, and expects that quarterly R&D expenses will approximate the amounts recognized in the first and second quarters of fiscal 2004. However, R&D costs may fluctuate, should the level of activity associated with new product development projects or customer-requested development contracts change significantly.

Marketing and sales expenses increased by $61,000 (27%) to $285,000 in Q2 04 compared to Q2 03 and by $70,000 (15%) to $527,000 in YTD 04 compared to YTD 03. As a percentage of sales, marketing and sales expenses represent 9% of total revenue for both the quarterly and year to date periods, as compared to 12% for Q2 03 and 14% for YTD 03. As expected, the increases realized for both the quarter and year to date periods are primarily due to increased salary, commission and travel expenses over fiscal 2003. Subsequent to its acquisitions, the Company implemented plans to consolidate the marketing and sales departments and coordinate its efforts between facilities. Thus, as certain expenses were expected to increase, they have been more than offset by savings realized through consolidation. As with R&D expenses, the Company expects that marketing and sales expenses for the remainder of fiscal 2004 will approximate the amounts recognized during the first half of the year and will continue to represent approximately 9% of total revenues.

General and administrative expenses increased by $121,000 (29%) to $534,000 in Q2 04 as compared to Q2 03. Year to date, general and administrative expenses increased by $257,000 (36%) to $977,000 as compared to the same six month period of fiscal 2003. As with marketing and sales expenses, the Company has achieved general and administrative savings through consolidation and coordination of its subsidiaries and, expressed as a percentage of net sales, general and administrative expenses decreased to 16% for both the quarterly and year to date periods, as compared to 23% and 21% in Q2 03 and YTD 03, respectively. The net increases in general and administrative expenses for both the quarterly and year to date periods are primarily due to increased salary, depreciation, insurance and outside service/consultant expenses over the same periods in the prior year, and represent additional costs absorbed through acquisition which have been offset with savings through consolidation. The Company expects that general and administrative expenses will increase only slightly throughout the remainder of the fiscal year and will continue to approximate 16% of net revenues.

The Company reported net income of $226,000 and $338,000 for Q2 04 and YTD 04, respectively, as compared to net losses of ($232,000) and ($255,000) for Q2 03 and YTD 03, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 28, 2003, the Company had cash, cash equivalents and short term investments of $2.5 million, working capital of $5.2 million, and an accumulated deficit of $18.4 million. The Company's cash and cash equivalents decreased by $145,000 during the six months ended September 28, 2003. Cash obtained through operating activities totaled $240,000 before transferring $300,000 to short term investments. Operating cash flow was significantly impacted by increases in accounts receivable and reductions in accounts payable which were offset by reductions in cash outlays for inventory and prepaid expenses and other non cash items. $46,000 was obtained through the exercise of stock options and $131,000 was used for capital expenditures, due primarily to computer and manufacturing equipment upgrades.

The Company is exposed to interest rate risk for marketable securities. Due to continually declining interest rates available to the Company pursuant to its investment policy, the Company was able to achieve the best yields on liquid money market and equity fund accounts and thus transferred the majority of its available cash reserves from longer term investment instruments to such accounts during the past year. At September 28, 2003, the Company held $1.7 million in a highly liquid equity fund account which carries an average interest rate of 1.2%. During 2004, the Company will continue to monitor available interest rates and will attempt to utilize the best possible avenues of investment for its excess liquid assets.


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
      None.

Item 4   Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
     The Company's Annual Stockholders Meeting was held on August 22, 2003. The following persons were re-elected to the Company's Board of Directors to serve until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

                                             FOR              WITHHELD
                                        -------------       -------------

Richard D. Kurtz                         11,673,801           213,220

M. Scott Farese                          11,700,737           186,284

Ward Harper                              11,649,587           237,434

Stephen P. Soltwedel                     11,695,387           191,634


Item 5   Other Information
         -----------------
      None.

Item 6   Exhibits and Reports on Form 8-K
         --------------------------------
(a)  Exhibits

         31.1 Certification of the Registrant's Chairman, Chief Executive Officer, and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of the Registrant's Chief Financial Officer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.3      Certification of the Registrant's President pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company filed form 8-K on August 13, 2003 to report that it had issued a press release dated August 12, 2003 announcing financial results for the quarter ended June 29, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Advanced Photonix, Inc.
                                         (Registrant)


Date:    November 11, 2003              /s/ Richard D. Kurtz
         -----------------              ---------------------------------
                                        Richard D. Kurtz
                                        Chairman, Chief Executive Officer
                                          and Director



                                        /s/ Susan A. Schmidt
                                        ---------------------------------
                                        Susan A. Schmidt
                                        Chief Financial Officer and Secretary



                                        /s/ Paul D. Ludwig
                                        ---------------------------------
                                        Paul D. Ludwig
                                        President