Form 10QSB
period 2003-12-28
ADVANCED PHOTONIX INC
filed 2004-02-11
CIK 869986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 28, 2003

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

                     1240 Avenida Acaso, Camarillo, CA 93012

                                 (805) 987-0146



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On February 9, 2004, 13,447,059 shares of Class A Common Stock, $.001 par value, and 31,691 shares of Class B Common Stock, $.001 par value, were outstanding.

                             ADVANCED PHOTONIX, INC.

                                      INDEX


                                                                           PAGE
PART I       FINANCIAL INFORMATION

  Item 1.    Financial Statements (Unaudited)

             Consolidated Balance Sheet at December 28, 2003              3 - 4

             Consolidated Statements of Operations for the three and nine month periods ended December 28, 2003 and December 29, 2002  5

             Consolidated Statements of Cash Flows for the nine month
               periods ended December 28, 2003 and December 29, 2002        6

             Notes to Consolidated Financial Statements                   7 - 10

  Item 2.    Management's Discussion and Analysis                        11 - 14

  Item 3.    Controls and Procedures                                       14

PART II      OTHER INFORMATION                                             14

             SIGNATURES                                                    15


                             ADVANCED PHOTONIX, INC.

                           CONSOLIDATED BALANCE SHEET
                              AT DECEMBER 28, 2003
                                   (UNAUDITED)


---------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                   $              629,000
Short-term investments                                                                   1,700,000
Accounts receivable, less allowance of $14,000                                           2,135,000
Inventories                                                                              2,492,000
Prepaid expenses and other current assets                                                  350,000
                                                                            -----------------------------
         Total Current Assets                                                            7,306,000
                                                                            -----------------------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost                                            4,981,000
Less accumulated depreciation and amortization                                          (3,430,000)
                                                                            -----------------------------
             Total Equipment and Leasehold Improvements                                  1,551,000
                                                                            -----------------------------

OTHER ASSETS
Goodwill, net of accumulated amortization of $353,000                                    2,439,000
Patents, net of accumulated amortization of $46,000                                         17,000
Other                                                                                       74,000
                                                                            -----------------------------
             Total Other Assets                                                          2,530,000
                                                                            -----------------------------
TOTAL ASSETS                                                                $           11,387,000
                                                                            =============================




                 See notes to consolidated financial statements.


                             ADVANCED PHOTONIX, INC.

                     CONSOLIDATED BALANCE SHEET - Continued
                              AT DECEMBER 28, 2003
                                   (UNAUDITED)

-------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit                                                              $             900,000
Accounts payable                                                                          509,000
Accrued salaries, wages and benefits                                                      330,000
Current portion of capital lease payable                                                   21,000
Other                                                                                      69,000
                                                                            ---------------------------
         Total Current Liabilities                                                      1,829,000
                                                                            ---------------------------

Capital lease payable, net of current portion                                              12,000
                                                                            ---------------------------

COMMITMENTS AND CONTINGENCIES
Class A redeemable convertible preferred stock, $.001 par value; 780,000                   32,000
         shares authorized; 40,000 shares issued and outstanding
                                                                            ---------------------------
SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value; 10,000,000 shares authorized;
         780,000 shares designated Class a redeemable convertible;
         no shares issued and outstanding other than Class A                                 --
         redeemable convertible
Class A common stock, $.001 par value; 50,000,000 shares  authorized;                     13,000
         13,447,059 shares issued and outstanding
Class B common stock, $.001 par value; 4,420,113 shares authorized;                          --
         31,691 shares issued and outstanding

Additional paid-in capital                                                            27,688,000
Accumulated Deficit                                                                  (18,187,000)
                                                                            ---------------------------
             Total Shareholders' Equity                                                9,514,000
                                                                            ---------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $         11,387,000
                                                                            ===========================

                 See notes to consolidated financial statements.


                             ADVANCED PHOTONIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended                               Nine Months Ended
                                      ----------------------------------------------  ----------------------------------------------
                                        December 28, 2003       December 29, 2002       December 28, 2003       December 29, 2002
                                      ----------------------  ----------------------  ----------------------  ----------------------

SALES                                         $2,933,000              $2,603,000              $8,836,000              $5,989,000
Cost of goods sold                             1,895,000               1,737,000               5,801,000               3,961,000
                                      ----------------------  ----------------------  ----------------------  ----------------------
GROSS PROFIT                                   1,038,000                 866,000               3,035,000               2,028,000

Research and development expenses                 32,000                 107,000                 189,000                 392,000
Marketing and sales expenses                     188,000                 271,000                 715,000                 728,000
General and administrative expenses              568,000                 454,000               1,544,000               1,175,000
                                      ----------------------  ----------------------  ----------------------  ----------------------

INCOME (LOSS) FROM OPERATIONS                    250,000                  34,000                 587,000                (267,000)
                                      ----------------------  ----------------------  ----------------------  ----------------------

OTHER INCOME
Interest income                                    5,000                  20,000                  15,000                  68,000

Interest expense                                  (7,000)                    --                  (25,000)                    --

Other, net                                         8,000                   7,000                  16,000                   5,000
                                      ----------------------  ----------------------  ----------------------  ----------------------
TOTAL OTHER INCOME                                 6,000                  27,000                   6,000                  73,000
                                      ----------------------  ----------------------  ----------------------  ----------------------

NET INCOME (LOSS)                             $  256,000               $  61,000               $ 593,000            $   (194,000)
                                      ======================  ======================  ======================  ======================
Basic and Diluted Earnings (Loss)             $      .02               $     .00               $     .04            $       (.02)
 Per Share
Weighted Average Number                       13,458,000              12,251,000              13,441,000              12,250,000
 of Common Shares Outstanding



                 See notes to consolidated financial statements.


                             ADVANCED PHOTONIX, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

For the nine month period ended                                                     December 28, 2003       December 29, 2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                                                       $ 593,000               ($ 194,000)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation                                                                         170,000                  173,000
     Amortization                                                                          58,000                   28,000
     Provision for Doubtful Accounts                                                      (29,000)                  35,000
     Provision for Obsolete Inventory                                                      47,000                   68,000
Changes in operating assets and liabilities:
     Short-term investments                                                              (300,000)                     --
     Accounts receivable                                                                  147,000                 (109,000)
     Inventories                                                                           89,000                  278,000
     Prepaid expenses and other current assets                                            (33,000)                (114,000)
     Other assets                                                                         (29,000)                (233,000)
     Accounts payable and accrued expenses                                               (522,000)                  39,000
                                                                                 ------------------------ -----------------------
Net cash provided by (used by) operating activities                                       191,000                  (29,000)
                                                                                 ------------------------ -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                     (227,000)                 (41,000)
Purchase of selected net assets of Silicon Sensors, LLC                                       --                (1,799,000)
                                                                                 ------------------------ -----------------------
  Net cash used by investing activities                                                  (227,000)              (1,840,000)
                                                                                 ------------------------ -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of stock options                                                       --                     5,000
Proceeds from exercise of stock options                                                    63,000                    5,000
Repayment of Line of Credit                                                              (300,000)                     --
                                                                                 ------------------------ -----------------------
  Net cash provided by (used by) financing activities                                    (237,000)                  10,000
                                                                                 ------------------------ -----------------------

NET DECREASE IN CASH & CASH EQUIVALENTS                                                  (273,000)              (1,859,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          902,000                3,083,000
                                                                                 ------------------------ -----------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $ 629,000              $ 1,224,000
                                                                                 ======================== =======================
                 See notes to consolidated financial statements.

                             ADVANCED PHOTONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 28, 2003

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Advanced Photonix, Inc. ("the Company") and the Company's wholly owned subsidiaries, Silicon Sensors Inc. ("SSI") and Texas Optoelectronics, Inc. ("TOI") (See Note 2). These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X and Regulation S-B. All significant intercompany accounts and transactions have been eliminated in consolidation. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the nine month period ended December 28, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending March 28, 2004. For further information, refer to the financial statements and notes thereto included in the Advanced Photonix, Inc. Annual Report on Form 10-KSB for the fiscal year ended March 30, 2003.


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

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Income (Loss) Per Share: Net income (loss) per share is based on the weighted average number of common shares outstanding. Such weighted average shares were approximately 13,441,000 at December 28, 2003 and 12,250,000 at December 29, 2002. Net income (loss) per share calculations are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" (SFAS 128). Accordingly, "basic" net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the year. The impact of Statement 128 on the calculation of earnings per share is as follows:

                                                Nine Months Ended            Nine Months Ended
    BASIC                                       December 28, 2003           December 29, 2002
    -----                                       -----------------           -----------------
    Average Shares Outstanding                     13,441,000                  12,250,000
    Net Income (Loss)                                 593,000                    (194,000)
    Basic Income (Loss) Per Share                     $  0.04                    ($  0.02)

    DILUTED
    -------
    Average Shares Outstanding                     13,441,000                  12,250,000
    Net Effect of Dilutive Stock Options
      based on the treasury stock method
      using average market price                      497,000                     240,000

    Total Shares                                   13,938,000                  12,490,000

    Net Income (Loss)                                 593,000                    (194,000)
    Diluted Earnings Per Share                    anti-dilutive               anti-dilutive

    Average Market Price of Common Stock             $  1.43                      $ 0.92
    Ending Market Price of Common Stock              $  2.13                      $ 0.83



Stock options granted to Company employees, directors, and former owners were excluded from the calculation of earnings per share in the financial statements because they were anti-dilutive for the periods reported:


       Nine Months Ended December 28, 2003                        Nine Months Ended December 29, 2002
--------------------------------------------------         --------------------------------------------------
          No. of Shares             Exercise Price                   No. of Shares             Exercise Price
       Underlying Options             Per Share                   Underlying Options             Per Share
--------------------------------------------------         --------------------------------------------------
              80,000                    1.8750                            16,000                   0.5000

              28,400                    2.5000                           126,000                   0.5630

               1,000                    3.0940                            25,000                   0.6100

             350,000                    3.1875                               500                   0.6250

              50,000                    5.3440                           416,668                   0.6700
--------------------------------------------------
             509,400                                                       5,000                   0.6875
==================================================
                                                                         126,000                   0.7500

                                                                         266,006                   0.8000

                                                                          76,250                   0.8600

                                                                          75,000                   1.0000

                                                                          14,500                   1.1875

                                                                          74,800                   1.2500

                                                                           4,000                   1.6250

                                                                          66,000                   1.8750

                                                                          35,500                   2.5000

                                                                           8,000                   3.0000

                                                                           1,000                   3.0940

                                                                         400,000                   3.1875

                                                                          50,000                   5.3440
                                                                --------------------------------------------------
                                                                       1,786,224
                                                                ==================================================


Inventories:  Inventories consist of the following:

                                                           December 28, 2003
                                                           -----------------
       Raw materials                                           $ 2,700,000
       Work in progress                                            991,000
       Finished products                                           119,000
                                                           -----------------
       Total inventories                                       $ 3,810,000
                                                           =================
       Less reserve                                               (900,000)
       Progress bill and customer prepaid inventory               (418,000)
                                                           -----------------
       Inventories, net                                        $ 2,492,000
                                                           =================


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

In December 2003, the FASB issued SFAS 132R. This Statement revises employers' disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans required by FASB Statements No. 87, Employers'Accounting for Pensions, No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, and No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions. This Statement retains the disclosure requirements contained in FASB Statement No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional
disclosures   to  those  in  the  original   Statement  132  about  the  assets,
obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The Company will adopt the provisions of SFAS 132R on January 1, 2004.


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

Inventories
-----------
Our inventories are stated at standard cost (which approximates the first-in, first-out method) or market. Slow moving and obsolete inventories are analyzed quarterly. To calculate a reserve for obsolescence, we compare the current on-hand quantities with both the projected usages for a two-year period and the actual usage over the past 12 months. On-hand quantities greater than projected usage are reserved at the standard unit cost. The production, engineering and purchasing departments review the initial list of slow-moving and obsolete items to identify items that have alternative uses in new or existing products. These items are then excluded from the analysis. The remaining amount of slow-moving and obsolete inventory is then reserved for. Additionally, non-cancelable open purchase orders for parts we are obligated to purchase where demand has been reduced may be reserved. Reserves for open purchase orders where the market price is lower than the purchase order price are also established.

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

RESULTS OF OPERATIONS

The Company's net sales for the third quarter ("Q3 04") and nine month period ("YTD 04") ended December 28, 2003, were $2.933 million and $8.836 million, respectively. As compared to the third quarter of the prior year ("Q3 03"), net sales increased by 13%, while year to date net sales increased by 48% over the same nine month period of the prior year ("YTD 02").

The increase in net sales for both the quarter and year to date periods is attributable to the Company's acquisitions during the past year and is reflected primarily in the military/aerospace and automotive markets, which represent 38% and 7%, respectively, of total year to date revenues. Sales to the military/aerospace markets increased 31% over the same quarter of the prior year and 65% year to date. Sales to the automotive markets, which represented only 1% of prior year to date sales, increased by $148,000 for the quarter and by $526,000 year to date. Sales to the medical and industrial sensing markets remained strong, comprising $4.9 million and representing 15% and 40% of total year to date revenues, respectively. The Company continues to expect that total revenues for fiscal 2004 will show an increase of approximately 40% over fiscal 2003.

COSTS AND EXPENSES

Cost of goods sold increased by $158,000 (9%) during Q3 04 and by $1.84 million (46%) during YTD 04 as compared to the same periods of the prior year. Cost of goods sold, stated as a percentage of net sales, decreased 2 percentage points to 65% for Q3 04, as compared to 67% in Q3 03. Year over year, cost of sales remained flat at 66%, resulting in a year to date gross margin of 34%. As the Company has completed the integration of its last two acquisitions into our California and Wisconsin facilities, we have achieved a gross margin level indicative of what can be expected at current sales levels and throughout the remainder of the fiscal year. As revenues increase, it is expected that margins may improve slightly, as there are a number of fixed manufacturing expenses which are not anticipated to increase proportionately.

Research and development costs decreased by $75,000 (70%) to $32,000 in Q3 04 as compared to Q3 03, and by $203,000 (52%) year to date. The decrease in R & D costs is the expected result of the Company's plan to restructure and refocus the R & D department on those projects which offer higher commercial potential per dollar spent. During the remainder of the fiscal year, we expect to see continued decreases in R & D expenditures, based on current revenue and project trends. However, R & D costs can vary, depending on the level of activity associated with new product development projects or customer-requested development contracts.

Marketing and sales expenses decreased by $83,000 (31%) to $188,000 in the third quarter of 2004 compared to Q3 03 and by $13,000 (2%) to $715,000 year to date, as compared to YTD 03. The quarterly decrease is primarily due to a recovery of amounts previously recorded as bad debt expense combined with reduced commission expenses as compared to Q3 03. The year to date decrease is the result of the same bad debt recovery which has been offset by increases in salary and travel expenses over fiscal 2003. As a percentage of net revenues, marketing and sales expenses represent 6% for the quarter and 8% year to date. The Company expects that marketing and sales expenses will represent approximately 9% of total fiscal 2004 revenues.

General and administrative expenses increased by $114,000 (25%) to $568,000 in Q3 04 as compared to $454,000 in Q3 03. Year to date, general and administrative expenses increased by $369,000 (31%) to $1.544 million as compared to $1.175 million for YTD 03. The net increases in both quarterly and year to date periods continue to be due to increased salary, depreciation, insurance and outside service/consultant expenses over the same periods in the prior year. In addition, the quarterly increase was impacted by a non-recurring personal property tax expense of $37,000 for the TOI facility in Texas. As the closing of that facility has been completed, no additional property taxes will be assessed in the future. Thus, general and administrative expenses stated as a percentage of net sales were 19% for the quarter and 17% year to date. Excluding one-time charges of $37,000, the Company feels that the current level of general and administrative expenses is indicative of what can be expected for the remainder of the year and anticipates that such expenses will approximate 16% of total revenues at year end.

The Company reported net income of $256,000, or $0.02 per share, and $593,000, or $0.04 per share, for Q3 04 and YTD 04 respectively, as compared to net income of $61,000 ($ 0.00 per share) and net loss of ($194,000) (($.02) per share) for the same periods of the prior year.

LIQUIDITY AND CAPITAL RESOURCES

At December  28, 2003 , the Company had cash,  cash  equivalents  and short term investments of $2.329 million and working capital of $5.477 million. The Company's cash and cash equivalents decreased by $273,000 during nine months ended December 28, 2003, which included a $300,000 transfer of cash to short-term investments, resulting in a net increase to total cash and short term investments of $27,000. $63,000 was obtained through the exercise of stock options and $191,000 was obtained through operating activities (excluding short-term investments). Cash generated from the reduction of accounts receivable was offset by increases in prepaid expenses and decreases in accounts payable and accrued liabilities, including a $300,000 reduction in the Company's outstanding line of credit. In addition, $227,000 was used for capital expenditures required primarily for necessary computer and manufacturing equipment upgrades.

The Company is exposed to interest rate risk for marketable securities. Due to continually declining interest rates available to the Company pursuant to its investment policy, the Company was able to achieve the best yields on liquid money market and equity fund accounts and thus transferred the majority of its available cash reserves from longer term investment instruments to such accounts during the past year. At December 28, 2003, the Company held $1.7 million in a highly liquid equity fund account which carries an average interest rate of 1.3%. During the remainder of 2004, the Company will continue to monitor available interest rates and will attempt to utilize the best possible avenues of investment for its excess liquid assets.

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


                            PART II OTHER INFORMATION

Items 1-5
None.

Item 6   Exhibits and Reports on Form 8-K
(a)      Exhibits
         31.1 Certification of the Registrant's Chairman, Chief Executive Officer, and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

                                          Advanced Photonix, Inc.
                                          (Registrant)


Date:    February 10, 2004                /s/ Richard D. Kurtz
         -----------------                --------------------
                                          Richard D. Kurtz
                                          Chairman, Chief Executive Officer
                                            and Director


                                          /s/ Susan A. Schmidt
                                          --------------------
                                          Susan A. Schmidt
                                          Chief Financial Officer and Secretary


                                          /s/ Paul D. Ludwig
                                          ------------------
                                          Paul D. Ludwig
                                          President