Form 10KSB
period 2004-03-28
ADVANCED PHOTONIX INC
filed 2004-06-25
CIK 869986

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

                                   (Mark One)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended March 28, 2004
                                              --------------

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from _____ to _____

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


     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Total revenues for registrant's fiscal year ended March 28,2004 were $12,400,543.

     As of June 15, 2004, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $30,500,000.

     As of June 15, 2004 there were 13,399,059 shares of Class A Common Stock and 31,691 shares of Class B Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I
Item 1.     Business

General
-------
Advanced Photonix, Inc. (R) (the Company), was incorporated under the laws of the State of Delaware in June 1988. The Company is engaged in the development and manufacture of custom optoelectronic solutions, serving a variety of global Original Equipment Manufacturer (OEM) markets. While the Company specializes in silicon-based custom photodiode assemblies, its product families range from custom light detection assemblies, including its patented Avalanche Photodiode technology, to light emitting diode (LED) assemblies. The Company supports the customer from the initial concept and design phase of the product, through to full-scale production and test. The Company has two manufacturing and wafer fabricating facilities; one in Camarillo, CA and one in Dodgeville, WI.

Products & Technologies
-----------------------
The Company designs and manufactures silicon-based optoelectronic components and assemblies for a global OEM customer base. The core technology used in the majority of the Company's products is silicon-based photodiodes. Photodiodes sense light of varying wavelengths and intensity and convert that light into electrical signals. The Company manufactures photodiodes of varying complexity, from basic PIN (positive-intrinsic-negative) photodiodes to the more sophisticated avalanche photodiode (APD). The APD is a specialized silicon photodiode capable of detecting very low light levels due to an internal gain phenomenon known as avalanching. All devices are designed by the Company's experienced engineering staff, and fabricated in two state-of-the-art clean rooms. The Company's basic products and technologies include the following:

o PIN photodetectors - spectrally enhanced, both single and multi-element
o Silicon High Resistivity p-type Detectors
o Photodetector hybrids, which include signal amplification circuitry within the detector package
o Custom LED assemblies and LED displays
o FILTRODE(R) - patented technology integrating optical filters directly on photodiode chips
o APDs - discrete, with and without thermoelectric coolers, and with integrated modules

Markets
-------
These products serve customers in a variety of global markets, typically North America, Asia, Europe and Australia. The target markets and applications served by the Company are as follows:

Military & Aerospace:
  o   Missile guidance
  o   Laser range finders
  o   Laser training systems
  o   Heads-up displays
  o   Satellite positioning

Industrial & Commercial:
  o   Optical encoders
  o   Laboratory Instrumentation
  o   Baggage/Cargo scanners
  o   Bar code scanners
  o   Laser positioning systems

Medical:
  o   Blood analysis, including pulse oximetry and glucometry
  o   Bacteriology
  o   Medical imaging

Automotive:
  o   Laser detection
  o   Adaptive cruise control
  o   Automatic power windows
  o   Drive-by-wire

Communications:
  o   VCSEL monitor
  o   Pump laser monitor
  o   Wireless communication

One of the key competitive advantages held by the Company is its ability to supply detector assemblies for high reliability (Hi-Rel) applications, including military and commercial aerospace. Hi-Rel devices are designed, manufactured and tested to function in severe environmental conditions. The Company has many years of experience in supplying Hi-Rel devices that demand modern wafer fabrication techniques, a dedicated assembly area, and a sophisticated test lab. These assembly and test capabilities meet several military approvals, including MIL-PRF-19500, MIL-STD-883 and MIL-STD-750. Hi-Rel products manufactured by the Company include:

o Multi-element hybrid assemblies used on the U.S. Navy's Rolling Airframe Missile (RAM) developed by Raytheon
o Narrow and wide field-of-view detectors used in Tube-launched Optically-tracked Wire-guided (TOW) missile tracking systems
o LED arrays for use in thermal image displays in military night sight applications
o Quadrant photodetectors used in the autocollimator for airborne navigation/ FLIR (Forward Looking Infrared) pods and "smart bombs"
o Opto assemblies for biological and blood analysis
o Assemblies used in automotive distance control systems

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

Research and Development
------------------------
Since its inception in June 1988, the Company has incurred material research and development expenses, with the intent of commercializing these investments into profitable new standard and custom product offerings. During the fiscal years ended in 2004 and 2003, research and development expenses amounted to $280,000 and $511,000 respectively. The Company expects that continued research and development funding will be required for new projects as well as the continuing development of new derivatives of the Company's current product line, and for the commercialization of these products. The Company has in the past, and will continue to pursue customer funded, as well as internally funded, research and development projects when they are in support of the Company's development objectives.

During the last fiscal year, the Company shifted its primary research and development focus from overall APD development to those projects which have strong existing markets and can be transitioned to full commercialization in a relatively short period of time. As we begin the new fiscal year, the following research and development projects are currently underway:

o APD performance enhancements - designed specifically for certain military and medical imaging applications

o Silicon PIN diodes, which are being developed to meet unique customer requirements, such as higher speeds, lower electrical noise, and unique multi-element geometries.

o Additional applications leveraging the Company's patented Filtrode(TM) family, integrating a variety of filters onto a detector chip

o Position Sensitive Devices - the Company is broadening its offering of these devices with improved performance for industrial sensing markets

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

Backlog and Customers
---------------------
The Company's sales are made primarily pursuant to standard purchase orders for delivery of products. However, by industry practice, orders may be canceled or modified at any time. When a customer cancels an order, they are responsible for all finished goods, all costs, direct and indirect, incurred by the Company, as well as a reasonable allowance for anticipated profits. No assurance can be given that the Company will receive these amounts after cancellation. The current backlog contains only those orders for which the Company has received a confirmed purchase order and also includes contracts which have scheduled shipping dates beyond the upcoming fiscal year. As such, the current backlog represents only a portion of expected annual revenues for fiscal year 2004. At the end of fiscal 2004, the Company had approximately $8.2 million in backlog as compared to backlog of approximately $7.8 million at the end of fiscal 2003.

Customers normally purchase the Company's products and incorporate them into products that they in turn sell in their own markets on an ongoing basis. As a result, the Company's sales are dependent upon the success of its customers' products and its future performance is dependent upon its success in finding new customers and receiving new orders from existing customers.

Marketing
---------
The Company markets its products in the United States and Canada through its own technical sales engineers and through independent sales representatives.
International sales, including Europe, the Middle East and Pacific Rim, are conducted through foreign distributors (see Note 1 to the Financial Statements). The Company's products are primarily sold as components or assemblies to original equipment manufacturers (OEM's). The Company markets its products and capabilities through industry specific channels, both on the internet and in print through trade journals.

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

Employees
---------
At June 15, 2004 the Company had 96 employees, comprised of 88 full time employees (including 3 officers) and 8 part time employees. Included are 7 engineering and development personnel, 8 sales and marketing personnel, 70 operations personnel, and 11 general and administrative personnel (including 3 officers). The Company may, from time to time, engage personnel to perform consulting services and to perform research and development under third party funding. In certain cases, the cost of such personnel may be included in the direct cost of the contract rather than in payroll expense.


Item 2.     Properties

The Company leases its executive offices, research, marketing and manufacturing facilities that consist of approximately 45,000 square feet in two facilities. The facility located at 1240 Avenida Acaso in Camarillo, California is leased through February 2009. A second manufacturing facility is located at 305 County YZ, Dodgeville, Wisconsin, and is leased through November 2007. For a portion of the year, the Company also held a lease on the prior Texas Optoelectronics facility in Garland, Texas, which was terminated effective September 2003. The Company believes that its existing facilities are adequate to meet its needs for the foreseeable future.

Item 3.     Legal Proceedings

None.

Item 4.     Submission of Matters to a Vote of Security Holders

None.


                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

The  Company's  Class A Common  Stock is traded on the American  Stock  Exchange
(AMEX) under the symbol "API".

At June 15, 2004, the Company had 108 holders of record for the Class A Common Stock (including shares held in street name), representing approximately 6,500 beneficial owners of the Class A Common Stock. On the same date, there were 6 holders of record of the Class B Common Stock (none of which were held in street name).

The following table sets forth high and low closing prices by quarter for fiscal years 2004 and 2003.

                           Quarterly Stock Market Data
---------------------------- -------------------- -------------------- -------------------- --------------------
                                 1st Quarter          2nd Quarter          3rd Quarter          4th Quarter
                              2004       2003       2004       2003     2004       2003      2004       2003
---------------------------- ---------- --------- ---------- --------- ---------- --------- ---------- ---------
Common Stock (1)
      High                     1.05       1.66      1.89       1.00      2.51       .94       2.45       1.50
      Low                       .87        .95       .88        .60      1.37       .66       1.66        .82
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


TABLE OF CONTRACTUAL OBLIGATIONS
--------------------------------
The following table sets forth the contractual obligations of the Company at March 28, 2004.

------------------------------------------- --------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                                              PAYMENTS DUE BY PERIOD
------------------------------------------- --------------------------------------------------------------------------
                                Total        Less than 1 year      1 - 3 years     3 - 5 years     More than 5 years
                                -----        ----------------      -----------     -----------     -----------------
Long-term debt                    -                  -                  -               -                  -

Capital lease obligations       27,000             16,000             11,000            -                  -

Operating lease              1,866,000            414,000          1,147,000         305,000               -
obligations

Purchase Obligations         1,881,000          1,881,000               -               -                  -

Other long-term
liabilities reflected on
the registrant's balance
sheet under GAAP                  -                  -                  -               -                  -

--------------------------- --------------- -------------------- ---------------- --------------- --------------------
          Total              3,774,000          2,311,000          1,158,000         305,000               -
--------------------------- --------------- -------------------- ---------------- --------------- --------------------


RESULTS OF OPERATIONS

Fiscal year 2004 Compared to Fiscal Year 2003

REVENUES
--------
The Company's revenues for the fiscal year ended March 28, 2004 (2004) were $12.401 million, an increase of $3.254 million, or 36%, from revenues of $9.147 million for the fiscal year ended March 30, 2003 (2003).

The increase was primarily attributable to the Company's acquisitions of Silicon Sensors, Inc. and Texas Optoelectronics, Inc., both of which occurred during fiscal 2003. The increase in net product sales reflects significant increases in shipments to customers in each of the Company's major market segments, the most notable coming from the military/aerospace segments, which increased 41% over the prior year and represent 37% of total revenues, or $4.64 million. Similarly, sales to the industrial sensing segments increased 28% over the prior year and represent 41% of total revenues, or $5.13 million. Sales to the medical markets, representing 15% of total revenues, increased 22% to $1.86 million, and sales to the automotive segment, which are directly attributable to the Texas Optoelectronics, Inc. acquisition, increased to $717,000 and represent 6% of total revenues, as compared to $203,000 representing 2% of total revenues in fiscal year 2003.

Revenues fell somewhat short of expectations because of changes in customer delivery schedules and other manufacturing issues. Nonetheless, we are pleased with the market stability and increased diversification that has been achieved as a result of our acquisitions and consolidation of the three companies. In the absence of any further acquisitions, we expect to see revenue growth of approximately 8% - 12% overall for fiscal year 2005. The Company continues to actively seek appropriate acquisition candidates, and to expose its growing customer base to its expanded product line.

COSTS AND EXPENSES
------------------
Cost of product sales increased to $8.10 million in 2004 from $6.45 million in 2003. Stated as percent of net sales, cost of product sales decreased 5 percentage points to 65%, bringing gross profit margin to 35% in 2004 as compared to 30% in fiscal year 2003. The improvement in gross margin is primarily attributable to a reduction in material costs which decreased to 25% as compared to 30% in the prior year. In addition, margins benefited from the consolidation of the Company's acquired businesses and steps taken by the Company to maximize production efficiencies between its two facilities, including load and inventory sharing, inventory reduction plans, and other cost management techniques. Direct labor as a percentage of net sales remained relatively flat at 8% in 2004 as compared to 7% in 2003, as did other fixed and variable overhead expenses, which amounted to 32% for 2004 compared to 33% in 2003. The Company continually seeks ways to improve gross margin, and expects that the current margin of 35% is indicative of what can be expected in the future, given the current operational structure.

Research and development (R&D) costs decreased by $231,000 (45%) to $280,000 during 2004 compared to $511,000 in 2003. R & D costs have fluctuated significantly over the past two years as we have restructured and refocused our efforts. During 2004, the Company discontinued projects which did not have a clearly identified customer demand in our current market segments. We expect R&D expenditures for fiscal year 2005 to be slightly higher than in 2004.

Marketing  and sales  expenses  decreased  slightly,  by $59,000  (5%) to $1.026 million in 2004. During 2004, the Company focused on bringing more sales and marketing functions in-house and improving the effectiveness and utilization of its internal sales force, thereby decreasing the use of outside sales representatives and advertising/marketing services. As a result, decreases in bad debt expense ($78,000) and advertising and marketing expenses ($40,000) were offset by increases in travel, salary and benefit expenses. To insure that we can continue to provide excellent service to our consolidated customer base, we will continue to build our sales department and expect that marketing and sales expenses will increase in 2005, due primarily to planned additions to the sales department staff.

Total general and administrative expenses increased by $174,000 (9%) to $2.148 million in 2004 as compared to $1.974 million in 2003. The net increase in general and administrative expenses is primarily due to increased software support and travel costs, representing approximately $105,000. In addition, the Company posted increased consultant and non-compete expenses of $40,000 as well as an increase to its Directors & Officers liability insurance of $24,000. General and administrative expenses are expected to increase in fiscal year 2005, due to the addition of an in-house information technology specialist and the continued strengthening of the administrative infrastructure necessary to support the Company's growth.

Interest  income for 2004  totaled  $20,000,  a decrease  of $50,000  over 2003.
Interest expense for the year was $30,000 as compared to $13,000 in 2004. The decrease in interest income is primarily due to consistently low interest rates available throughout the past year and the increase in interest expense is due to obligations assumed through the acquisition of Texas Optoelectronics, Inc. as well as expenses associated with the Company's secured line of credit. In addition, the Company reported a $40,000 net loss on sale of fixed assets, due primarily to the disposal or sale of select assets acquired from Texas Optoelectronics, Inc. for which the Company had no useful application.

Net income for fiscal year 2004 was $794,000, an improvement of $1.597 million, or 199%, over the net loss of ($803,000) reported in 2003.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At March 28, 2004, the Company had cash, cash equivalents and short-term investments of $3.0 million, working capital of $5.8 million and an accumulated deficit of $18.0 million. The Company's cash and cash equivalents increased $397,000 during the twelve months ended March 28, 2004. Operating activities generated $916,000 (after giving effect to a $300,000 transfer of cash to short term investments), and benefited from a $307,000 decrease in inventories, due to the usage of materials purchased in prior periods as well as planned inventory reduction measures taken by the Company.

Cash generated from operations was reduced by a $300,000 payment against the Company's secured line of credit and by outlays for capital expenditures. Capital spending during 2004 totaled $298,000 compared to $68,000 during 2003. Capital expenditures during 2004 were primarily due to production equipment purchases, upgrades and replacements, as well as enhancements made to the computer network infrastructure and deployment of the Company's Enterprise Resource Planning (ERP) system at the Dodgeville, WI facility. The Company anticipates that cash outlays for capital items will be approximately $315,000 during fiscal year 2005, the largest portion of which will be for production equipment upgrades and enhancements. The remainder is budgeted for office equipment and computer upgrades.

The Company is exposed to interest rate risk for marketable securities. Due to very low interest rates available to the Company pursuant to its investment policy, the Company was able to achieve the best yields on liquid money market and equity fund accounts and has held the majority of its available cash reserves in such accounts. At March 28, 2004, the Company held $1.7 million in a highly liquid equity fund account which carried an average interest rate of 1.2%.


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

Item 7.     Financial Statements and Supplementary Data

The following financial statements of Advanced Photonix, Inc. are included in
Item 7:
                                                                    Page

INDEPENDENT AUDITORS' REPORT                                         13


FINANCIAL STATEMENTS:

Balance Sheet,
    March 28, 2004                                                 14-15

Statements of Operations
  for the Years Ended March 28, 2004
  and March 30, 2003                                                 16

Statements of Shareholders' Equity
  for the Years Ended March 28, 2004 and
  March 30, 2003                                                     17

Statements of Cash Flows
  for the Years Ended March 28, 2004 and
  March 30, 2003                                                   18-19

Notes to Financial Statements                                      20-29

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Advanced Photonix, Inc.:

We have audited the accompanying consolidated balance sheet of Advanced Photonix, Inc. (the "Company") as of March 28, 2004 and the related consolidated statements of operations, shareholders' equity and cash flows for the years ended March 28, 2004 and March 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 28, 2004 and the results of its operations and its cash flows for the years ended March 28, 2004 and March 30, 2003 in conformity with accounting principles generally accepted in the United States.





/s/ Farber & Hass LLP
May 28, 2004

                            ADVANCED PHOTONIX, INC.


                           CONSOLIDATED BALANCE SHEET
                                 MARCH 28, 2004


ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                                                              $            1,299,000
Investments                                                                                                         1,700,000
Accounts receivable, less allowance of $56,000                                                                      2,416,000
Inventories, less allowance of $925,000                                                                             2,249,000
Prepaid expenses and other current assets                                                                             290,000
                                                                                                       ----------------------

Total current assets                                                                                                7,954,000
                                                                                                       ----------------------


EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost                                                                       4,905,000
Less accumulated depreciation and amortization                                                                     (3,500,000)
                                                                                                       ----------------------

Equipment and leasehold improvements, net                                                                           1,405,000
                                                                                                       ----------------------


OTHER ASSETS:
Goodwill, net of accumulated amortization of $353,000                                                               2,421,000
Patents, net of accumulated amortization of $47,000                                                                    16,000
Non-Compete Agreement, net of accumulated amortization of $119,000                                                     31,000
Security deposits and other assets                                                                                     41,000
                                                                                                       ----------------------

Total other assets                                                                                                  2,509,000
                                                                                                       ----------------------


TOTAL ASSETS                                                                                           $           11,868,000

                                                                                                       ======================


                                                                                                                  (Continued)

                            ADVANCED PHOTONIX, INC.


                     CONSOLIDATED BALANCE SHEET - Continued
                                 MARCH 28, 2004


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Line of Credit                                                                                          $             900,000
Accounts payable                                                                                                      772,000
Accrued salaries, wages and benefits                                                                                  398,000
Current portion of capital lease payable                                                                               16,000
Other accrued expenses                                                                                                 66,000
                                                                                                        ---------------------
Total current liabilities                                                                                           2,152,000
                                                                                                        ---------------------

CAPITAL LEASE PAYABLE, Net of current portion                                                                          11,000
                                                                                                        ---------------------

COMMITMENTS AND CONTINGENCIES

Class A Redeemable Convertible Preferred Stock,
  $.001 par value; 780,000 shares authorized;
  40,000 shares issued and outstanding                                                                                 32,000
                                                                                                        ---------------------

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value;
  10,000,000 shares authorized; 780,000 shares
designated                                                                                                               --
    Class A redeemable convertible; no shares issued and outstanding
Class A common stock, $.001 par value; 50,000,000 shares
    authorized; 13,397,059 shares issued and outstanding;                                                              13,000
    5,780,191 shares reserved for future issuance
Class B common stock, $.001 par value; 4,420,113 shares authorized; 31,691 shares issued and
outstanding                                                                                                              --

Additional paid-in capital                                                                                         27,646,000
Accumulated deficit                                                                                              ( 17,986,000)
                                                                                                        ---------------------
Total shareholders' equity                                                                                          9,673,000
                                                                                                        ---------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                              $          11,868,000
                                                                                                        =====================

See notes to consolidated financial statements.

                            ADVANCED PHOTONIX, INC.


                     CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE YEARS ENDED MARCH 28, 2004 AND MARCH 30, 2003

                                                                                              2004                    2003
                                                                                              ----                    ----

SALES                                                                                     $12,401,000              $9,147,000

COST OF GOODS SOLD                                                                          8,104,000               6,448,000
                                                                                          -----------              ----------

GROSS PROFIT                                                                                4,297,000               2,699,000

RESEARCH AND DEVELOPMENT EXPENSES                                                             280,000                 511,000

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                                                 3,174,000               3,058,000
                                                                                          -----------              ----------

INCOME (LOSS) FROM OPERATIONS                                                                 843,000                (870,000)
                                                                                          -----------              ----------

OTHER INCOME (EXPENSE):
Interest income                                                                                20,000                  70,000
Interest expense                                                                              (30,000)                (13,000)
Other, net                                                                                    (34,000)                  5,000
                                                                                          -----------              ----------
Other income, net                                                                             (44,000)                 62,000
                                                                                          -----------              ----------

INCOME (LOSS) BEFORE PROVISION
  (BENEFIT) FOR INCOME TAXES                                                                  799,000                (808,000)

PROVISION (BENEFIT) FOR INCOME TAXES                                                            5,000                  (5,000)
                                                                                          -----------              ----------

NET INCOME (LOSS)                                                                         $   794,000              $ (803,000)
                                                                                          ===========              ==========


BASIC AND DILUTED EARNINGS (LOSS)
  PER SHARE                                                                               $      0.06              $    (0.06)
                                                                                          ===========              ==========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                                              13,400,000              12,356,349
                                                                                          ===========              ==========


See notes to consolidated financial statements.


ADVANCED PHOTONIX, INC.


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED MARCH 28, 2004 AND MARCH 30, 2003
--------------------------------------------------------------------------------------------------------------------------
                                                                                  Additional
                                        Class A                  Class B            Paid-in
                                      Common Stock             Common Stock         Capital        Accumulated
                                   Shares      Amount       Shares      Amount       Amount          Deficit            Total
                                   ------      ------       ------      ------       ------          -------            -----

BALANCE, MARCH 31, 2002          12,211,648   $12,000       31,691       $-0-     $26,576,000     $(17,977,000)       $8,611,000

OPTIONS ISSUED TO ACQUIRE
  SSI (Below market price)                                                              5,000                              5,000

EXERCISE OF OPTIONS                  98,500                                            71,000                             71,000

SHARES ISSUED TO ACQUIRE
  TOI ASSETS                      1,059,110     1,000                                 973,000                            974,000

NET LOSS                                                                                              (803,000)         (803,000)
                                 ----------   -------      ------        ----     -----------     ------------        ----------

BALANCE, MARCH 30, 2003          13,369,258    13,000      31,691         -0-      27,625,000      (18,780,000)        8,858,000

EXERCISE OF OPTIONS                  77,801                                            67,000                             67,000

RETURN OF SHARES ISSUED TO
  ACQUIRE TOI ASSETS (Final         (50,000)                                          (46,000)                           (46,000)
    settlement of shares
    held in escrow)

NET INCOME                                                                                             794,000           794,000
                                 ----------   -------      ------        ----     -----------     ------------        ----------
BALANCE, MARCH 28, 2004          13,397,059   $13,000      31,691        $-0-     $27,646,000     $(17,986,000)       $9,673,000
                                 ==========   =======      ======        ====     ===========     ============        ==========

See notes to consolidated financial statements.



                            ADVANCED PHOTONIX, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED MARCH 28, 2004 AND MARCH 30, 2003

                                                                                               2004                     2003
                                                                                               ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                         $   794,000             $  (803,000)
Adjustments to reconcile net income (loss) to net cash
provided by (used by) operating activities:
    Depreciation                                                                              328,000                 192,000
    Amortization                                                                               78,000                  48,000
    Disposal of fixed assets                                                                   39,000                      --
    Provision for doubtful accounts                                                           (36,000)                 40,000
    Provision for obsolete inventory                                                           70,000                 (14,000)
    Changes in operating assets and liabilities:
      Short-term investments                                                                 (300,000)               (398,000)
      Accounts receivable                                                                    (176,000)               (359,000)
      Inventories                                                                             307,000                 891,000
      Prepaid expenses and other current assets                                                27,000                 (79,000)
    Other assets                                                                              (17,000)               (147,000)
    Accounts payable                                                                          (73,000)                146,000
    Accrued expenses                                                                         (125,000)                 93,000
                                                                                          -----------             -----------
Net cash provided by (used by) operating activities                                           916,000                (390,000)
                                                                                          -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                                         (298,000)                (68,000)
Intangible assets acquired                                                                    (10,000)                     --
Purchase of selected net assets of Silicon Sensors, LLC                                            --              (1,799,000)
                                                                                          -----------             -----------
Net cash used by investing activities                                                        (308,000)             (1,867,000)
                                                                                          -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of line of credit                                                                  (300,000)                     --
Proceeds from sale of fixed assets                                                             23,000                      --
Proceeds from issuance of stock options                                                            --                   5,000
Proceeds from exercise of stock options                                                        66,000                  71,000
                                                                                          -----------             -----------
Net cash provided by (used by) financing activities                                          (211,000)                 76,000
                                                                                          -----------             -----------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                                        397,000              (2,181,000)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                  902,000               3,083,000
                                                                                          -----------             -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                    $ 1,299,000             $   902,000
                                                                                          ===========             ===========

                                                                                                                  (Continued)



                            ADVANCED PHOTONIX, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
             FOR THE YEARS ENDED MARCH 28, 2004 AND MARCH 30, 2003

                                                                                             2004                     2003
                                                                                             ----                     ----

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
Cash paid for interest                                                                    $    30,000             $    13,000
Cash paid for taxes                                                                       $     5,000             $     1,600

NON-CASH FINANCING ACTIVITY:
In January 2003, the Company purchased all of the issued and outstanding shares of common stock of Texas Optoelectronics Inc. (see Note 2). In connection with the purchase, the Company incurred a secured debt of $1,200,000 with an investment brokerage company, of which $300,000 was repaid during fiscal year 2004. At March 28, 2004, the outstanding balance of the secured debt was $900,000.


See notes to consolidated financial statements.

                            ADVANCED PHOTONIX, INC.

                         NOTES TO FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business Description - Advanced Photonix, Inc. (the Company or API), is engaged in the development and manufacture of optoelectronic semiconductor based components, hybrid assemblies and other proprietary solid state light and radiation detection devices, including proprietary advanced solid state silicon photodetection devices which utilize Avalanche Photodiode (APD) technology. API is located in Camarillo, California.

     The Company's wholly-owned subsidiary, Silicon Sensor, Inc. (SSI) (see Note
     2  -   Acquisitions),   manufactures   silicon   photodiodes   and  optical
     sub-assemblies in a manufacturing facility in Dodgeville, Wisconsin.

     The Company's wholly-owned subsidiary, Texas Optoelectronics, Inc. (TOI) (see Note 2 - Acquisitions), manufactured optical sub-assemblies in a facility in Garland, Texas. The Company shut down the Garland facility in May 2003 and relocated the TOI assets to the Company's facilities in Dodgeville, Wisconsin and Camarillo, California.

     Principles of Consolidation - The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

     Fiscal Year-End - The Company's fiscal year ends on the last Sunday in March. Fiscal years in the two-year period ended March 28, 2004 contain fifty-two weeks each.

     Operating Segment Information - The Company predominantly operates in one industry segment, light and radiation detection devices. Substantially all of the Company's assets and employees are located at the Company's facilities in Camarillo, California and Dodgeville, Wisconsin.

     In fiscal 2004 and 2003, the Company had export sales of approximately $1,202,000 and $1,848,000, respectively, to customers in North America, Asia, Australia and Europe.

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

     Short-Term and Long-Term Investments - Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", requires that all debt and marketable equity securities be classified in one of three categories: trading, available-for-sale, or held-to-maturity. It is the Company's intent to maintain a diverse portfolio to take advantage of investment opportunities. The Company has classified all investments as current assets, which includes available-for-sale and held-to-maturity. Available-for-sale investments are redeemable within one year. Held-to-maturity securities are callable government issues; however, market rates make the call remote and the Company has the intent and ability to not redeem the issue.

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

     Short-term and long-term investments consist of the following as of March 28, 2004:

                                                         Fair        Holding
                                     Cost               Value     Gain/(Losses)
                                     ----               -----     -------------

         Cash                  $                   $       85,000      $-0-
         Equity securities          1,700,000           1,700,000      $-0-
                               --------------      --------------      ----
         Totals                $    1,700,000      $    1,785,000      $-0-
                               ==============      ==============      ====

     All of the Company's short-term investments as of March 28, 2004 are due within one year.

     Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, short-term investments and accounts receivable. The Company maintains cash balances at a financial institution that is insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 28, 2004, the Company had cash equivalents at a financial institution in excess of Federally insured amounts. The Company invests in short-term and long-term investments, primarily consisting of Government Securities. Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. As of March 28, 2004, two customers comprised 14% and 13%, respectively, of accounts receivable.

     Significant Customer - During the fiscal years ended March 28, 2004 and March 30, 2003, no customer accounted for more than 10% of the Company's net sales.

     Inventories - Inventories, which include material, labor and manufacturing overhead are stated at standard cost (which approximates the first in, first out method) or market.

     Inventories consist of the following at March 28, 2004:

         Raw material                                    $       2,566,000
         Work-in-process                                           878,000
         Finished products                                         117,000
                                                         -----------------
         Total inventories                                       3,561,000
         Less reserve                                             (925,000)
         Progress bill and customer prepaid inventory           (1,700,000)
         Construction in progress                                1,313,000
                                                         -----------------

         Inventories, net                                $       2,249,000
                                                         =================

     Equipment and Leasehold Improvements - Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or lease term ranging from three to nine years.

     Equipment and leasehold improvements consist of the following at March 28, 2004:

         Machinery and equipment                              $  3,611,000
         Furniture and fixtures                                    145,000
         Leasehold improvements                                    267,000
         Data processing equipment                                 284,000
         Vehicles                                                   26,000
         Capitalized software                                      368,000
         Construction-in-process                                    93,000
         Assets held for sale or disposal                          111,000
                                                             -------------

         Total                                               $   4,905,000
                                                             =============

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

     Patents - Patents represent costs incurred in connection with patent applications. Such costs are amortized using the straight-line method over the useful life of the patent once issued, or expensed immediately if any specific application is unsuccessful. Amortization expense was approximately $3,000 in fiscal 2004 and 2003, respectively.

     Goodwill - The excess of cost over the purchase price of acquired net assets is amortized on a straight-line basis over a 25-year period. Amortization expense was $33,000 in fiscal 2002. In accordance with SFAS 142, Goodwill and other Intangible Assets, the Company ceased amortizing goodwill on April 1, 2002. The Company annually evaluates the recoverability of goodwill by assessing whether the recorded value of the goodwill will be recovered through future expected operating results.

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

     Advertising   Expense  -  Advertising   costs  are  expensed  as  incurred.
     Advertising expense was approximately $57,000 and $106,000 in fiscal 2004 and 2003, respectively.

     Warranties - The Company typically warrants its products against defects in material and workmanship for a period of 90 days from the date of shipment. A provision for estimated future warranty costs is recorded when products are shipped. Warranty costs were approximately ($7,000) and $15,000 in fiscal 2004 and 2003, respectively.

     Net Income (Loss) Per Share - Net income (loss) per share calculations are in accordance with SFAS No. 128, "Earnings per Share". Accordingly, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for each year. Diluted earnings (loss) per share has not been presented in 2004 and 2003 as the impact is immaterial.

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

     New Accounting Pronouncements - In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer of debt classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments as a liability (or an asset in some circumstances) instead of equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this Statement on July 1, 2003.

     In December 2003, the FASB issued Interpretation 46(r), ("FIN 46(r)") "Consolidation of Variable Interest Entities". The pronouncement amends Accounting Research Bulletin 51 to set standards to require financial statement consolidation of certain variable interest entities that meet specific characteristics if the company has a controlling financial interest. This interpretation shall be applied to all variable interest entities by the end of the first reporting period ending after December 15, 2004, for enterprises that are small business issuers. The Company will adopt this Interpretation on October 1, 2004.

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

     In January 2003, the Company purchased all of the issued and outstanding shares of common stock of TOI, a privately owned custom manufacturer of opto-electric components and assemblies. The purchase price was 1,009,110 shares of API Class A Common Stock (issued at $0.92 per share) and repayment of a debt of TOI in the amount of $1,200,000 representing principal and interest.

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

     The Company has authorized 10,000,000 shares of Preferred Stock, of which 780,000 shares have been designated Class A Redeemable Convertible Preferred Stock with a par value of $.001 per share. 40,000 shares of Class A Redeemable Convertible Preferred Stock ("Class A Preferred") were issued and outstanding at March 28, 2004. The Class A Preferred Stock has a liquidation preference equal to its issue price ($.80 per share) and is convertible at any time, at the option of the holder, into .3 shares of Class B Common Stock for each share of Class A Preferred Stock converted. The Class A Preferred Stock is subject to redemption at the Company's option for $.80 per share at any time. The Company would be required to pay approximately $25,000 to redeem these shares. The holders of the Class A Preferred Stock are entitled to an annual non-cumulative dividend preference of $.072 per share when the Company's net earnings per share of Class A Preferred Stock equals or exceeds $.072. The Class A Preferred stockholders do not have voting rights except as required by applicable law.

4.   INCOME TAXES

     At March 28, 2004, the Company had net operating loss carryforwards of approximately $24 million for Federal income tax purposes and $4.2 million for state income tax purposes that expire at various dates through fiscal year 2023. The tax laws related to the utilization of loss carryforwards are complex and the amount of the Company's loss carryforward that will ultimately be available to offset future taxable income may be subject to annual limitations resulting from changes in the ownership of the Company's common stock.

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 28, 2004 are substantially composed of the Company's net operating loss carryforwards, for which the Company has made a full valuation allowance.

     The valuation allowance decreased approximately $801,000 in the year ended March 28, 2004, representing primarily the net taxable income for tax return purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

     The tax provision for the year ended March 28, 2004 is composed of the California franchise tax and Wisconsin state income tax.

     The Company's net operating loss carryforwards will expire on the following dates:
                   Federal                                California
         ------------------------------          ------------------------------
            Amount         Expiration               Amount         Expiration
         -----------     --------------          -----------     --------------
         $ 1,498,751     March 31, 2006          $ 2,693,809     March 31, 2005
           3,171,670     March 31, 2007               82,141     March 31, 2011
           2,226,072     March 31, 2008              973,927     March 31, 2014
           3,816,200     March 31, 2009              471,220     March 31, 2015
           1,947,320     March 31, 2010          -----------
              30,267     March 31, 2011
           1,548,581     March 31, 2012
             599,421     March 31, 2013
             250,133     March 31, 2014
           6,096,005     March 31, 2015
              82,471     March 31, 2016
           1,868,504     March 31, 2022
             846,957     March 31, 2023
         -----------

         $23,982,352                             $ 4,221,097
         ===========                             ===========

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
                                                        2004         2003
                                                        ----         ----

         Net income (loss), as reported               $794,000    $(803,000)
         Net income (loss), pro forma                 $723,000    $(942,910)
         Basic income (loss) per share,  as reported  $   0.06    $   (0.06)
         Basic income (loss) per share, pro forma     $   0.05    $   (0.07)

     Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 3, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004 and 2003, respectively: risk-free interest rates of 5% and 9.0%, expected volatility of 5% and 4% and expected lives of 10 years in all periods. No dividends were assumed in the calculations.

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

     Stock option transactions for 2004 are summarized as follows:
                                                                     Weighted
                                                                      Average
                                               Shares                Exercise
                                                (000)                 Price
                                               ------                --------

         Outstanding, beginning of year         1,804                  $1.44
         Granted                                  300                  $0.92
         Exercised                                (78)                 $0.86
         Expired                                  (65)                 $1.21
                                               ------

         Outstanding, end of year               1,961                  $1.39
                                               ======                  =====

         Exercisable, end of year               1,580                  $1.52
                                               ======                  =====

     Information regarding stock options outstanding as of March 28, 2004 is as follows:

                                                                               Options Outstanding
                                                                ----------------------------------------------
                                         (in 000s)              Weighted Average              Weighted Average
         Price Range                       Shares                Exercise Price                Remaining Life
         -----------------------------------------------------------------------------------------------------
         $0.50 - $1.25                      1,452                     $0.77                          7.63
         $1.88 - $2.50                       108                      $2.04                          5.27
         $3.09 - $5.34                       401                      $3.46                          6.35



                                                                               Options  Exercisable
                                                               -----------------------------------------------
                                         (in 000s)             Weighted Average               Weighted Average
         Price Range                       Shares               Exercise Price                 Remaining Life
         -----------------------------------------------------------------------------------------------------
         $0.50 - $1.25                      1,087                     $0.76                          7.28
         $1.88 - $2.50                        92                      $2.06                          5.12
         $3.09 - $5.34                       401                      $3.46                          6.35


6.   LINE OF CREDIT

     The Company has a line of credit from an investment brokerage company which provides for borrowings up to 90% of the amount on deposit with that brokerage company ($1,785,000 at March 28, 2004). Minimum payments of a variable interest rate of 2.70% which is 1.50% above "LIBOR" (London Interbank Offered Rate). The line of credit is repayable upon demand and is secured by brokerage account balance.


7.   CAPITALIZED LEASE OBLIGATION

     The Company has various capitalized lease obligations which provides for monthly payments of $1,618. The leases mature at varying dates through fiscal 2006 and are collateralized by certain equipment with a net book amount of approximately $28,000. Future payments on the lease obligations are as follows:

         2005                                           $ 16,000
         2006                                             10,000
                                                        --------
         Total minimum lease payments                   $ 26,000
         Less interest                                    (7,000)
                                                        --------
         Present value of net minimum lease payments    $ 19,000
                                                        ========

8.   COMMITMENTS

     The Company leases its manufacturing and office facility and certain office equipment under non-cancelable operating leases. Minimum future lease payments under all non-cancelable operating leases expiring at various dates through fiscal 2009, are as follows:

         2005                                         $  414,000
         2006                                            416,000
         2007                                            394,000
         2008                                            337,000
         2009                                            305,000
                                                      ----------
         Total                                        $1,866,000
                                                      ==========

     Rent expense was approximately $441,000 and $362,000 in fiscal 2004 and 2003, respectively.

9.   LEGAL

     The Company is, from time to time, subject to legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

10.  EMPLOYEES' RETIREMENT PLAN

     The Company maintains a 401(k) Plan which is qualified under the Internal Revenue Code. All full-time employees are eligible to participate in the Plan. Employees may make voluntary contributions to the Plan which are matched by the Company at the rate of $.50 for every $1.00 of employee contribution, subject to certain limitations. The Company contributions and administration costs recognized as expense were approximately $71,000 and $64,000 in fiscal 2004 and 2003, respectively.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


Item 8A.    Controls and Procedures

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



                                    PART III

Item 9.     Directors and Executive Officers

Set forth below is certain information relating to the directors and officers of the Company.

      Name                           Age             Position
      ----                           ---             --------
Richard D. Kurtz                     52              Chairman of the Board and
                                                     Chief Executive Officer

M. Scott Farese                      47              Director

Ward Harper                          51              Director

Stephen P. Soltwedel                 57              Director

Paul D. Ludwig                       41              President

Susan A. Schmidt                     38              Chief Financial Officer
                                                     and Secretary

Richard D. Kurtz, Chairman of the Board and Chief Executive Officer
-------------------------------------------------------------------
Mr. Kurtz became a Director of the Company in February 2000, was elected Chairman of the Board in July 2000, and was appointed Chief Executive Officer in February 2003. Prior to joining Advanced Photonix, he was Director of Client Services and Strategic Planning for Quantum Compliance Systems Inc. a privately owned software company specializing in the development and installation of Environmental Health and Safety Management systems. Mr. Kurtz continues as an equity owner in Quantum and was employed there from July 2001 through February 2003. Prior to joining Quantum, Mr. Kurtz had been Vice President of Sales and Marketing for Filtertek Inc. an ESCO Technology company for more than 13 years.

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

The Board has determined that M. Scott Farese, Ward Harper and Stephen P. Soltwedel are "independent" within the meaning of Securities Exchange Act Rule 10A-3 and within the applicable American Stock Exchange (AMEX) definition.

Audit Committee
---------------
For the fiscal year ended March 28, 2004, the Audit Committee consisted of Mssrs. Farese, Harper and Soltwedel, all of whom are independent. The Board has determined that Stephen P. Soltwedel qualifies as an Audit Committee financial expert as defined by Item 401(e)(2) of Regulation S-B promulgated by the Securities and Exchange Commission.

The Audit Committee's primary responsibilities are to: (1) oversee the Company's financial reporting principles and policies including review of the financial reports and other financial and related information released by the Company to the public, or in certain circumstances governmental bodies; (2) review of the Company's system of internal controls regarding finance, accounting, business conduct and ethics and legal compliance that management and the Board have established; (3) review of the Company's accounting and financial reporting processes; (4) review and appraisal with management of the performance of the Company's independent auditors; and (5) the provision of an open avenue of communication between the independent auditors and the Board of Directors.

Nomination Procedures
---------------------
The Company has not made any changes to the procedures by which security holders may recommend nominees to the Company's Board of Directors since the Company last provided disclosure to security holders in response to the requirements of
Item 7(d)(2)(ii)(G) of Schedule 14A of the Exchange Act.

Code of Ethics
--------------
The Company has adopted a Code of Ethics for Senior Financial Officers, pursuant to the Sarbanes-Oxley Act of 2002. The Code of Ethics is published on the Company's web site, www.advancedphotonix.com on the Investor Relations page.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------
Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and Directors and persons who own more than ten percent of a registered class of the Company's equity securities (collectively the "Reporting Persons") to file reports of beneficial ownership and changes in beneficial ownership of the Company's equity securities with the Securities and Exchange Commission and to furnish the Company with copies of these reports. Based solely on its review of the copies of the forms received by it, the Company believes that all of its officers and directors complied with all filing requirements applicable to them, except with respect to the late filing of Form 5 in June 2004 by Richard Kurtz, Ward Harper and Paul Ludwig to report a stock option grant occurring during the fiscal year, which was not previously reported on Form 4.


Item 10.    Executive Compensation

The following table sets forth compensation paid or accrued by the Company for services rendered to the Company's Chief Executive Officer and to each of the other executive officers of the Company whose cash compensation exceeded $100,000 for services rendered during the last three fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                             Long Term Compensation
                                                                       ---------------------------------
                                           Annual Compensation                Awards             Payouts
                                        --------------------------     ------------------------  -------
                                                             Other                   Securities
                                                            Annual      Restricted   Underlying   LTIP       All Other
                               Fiscal   Salary    Bonus   Compensation Stock Awards   Options    Payouts   Compensation
Name and Principal Position     Year     ($)      ($)         ($)          ($)          (#)        ($)         ($)(1)
---------------------------     ----     ----     ----        ---          ----         ----       ----        ----

Richard D. Kurtz                2004   160,000   32,000        -            -         150,000       -          5,800
Chairman of the Board and       2003    22,000      -       11,500          -            -          -            100
Chief Executive Officer(2)      2002     n/a       n/a      10,000          -         245,000       -           n/a
------------------------------- ------ --------- -------- ------------ ------------- ----------- --------- --------------
Paul D. Ludwig                  2004   160,000   32,000        -            -          50,000       -         16,300
President                       2003    97,000      -        4,000          -         100,000       -          7,000
                                2002     n/a       n/a        n/a          n/a          n/a        n/a          n/a
------------------------------- ------ --------- -------- ------------ ------------- ----------- --------- --------------
Susan A. Schmidt                2004    99,000   16,000        -            -            -          -         14,100
Chief Financial Officer and     2003     n/a       n/a        n/a          n/a          n/a        n/a          n/a
Secretary(3)                    2002     n/a       n/a        n/a          n/a          n/a        n/a          n/a
------------------------------- ------ --------- -------- ------------ ------------- ----------- --------- --------------

Brock Koren                     2004   125,000      -          -            -            -          -            -
President and Chief Executive   2003   155,000      -          -            -            -          -         86,000
Officer(4)                      2002   175,000      -          -            -         100,000       -         16,300
------------------------------- ------ --------- -------- ------------ ------------- ----------- --------- --------------
(1)  Represents amounts paid by the Company on behalf of the named person in connection with the Company's benefits plans, 401(k) Retirement Plan, vacation pay and car allowance.
(2)  Mr. Kurtz was appointed to the office of Chief Executive Officer in February
     2003, following the resignation of Mr. Koren. Other annual compensation and securities underlying options reflect Director's fees and options granted as part of plans provided to outside directors.
(3)  Ms. Schmidt joined the Company in March 2000; however, total compensation is not reported for fiscal years 2002 and 2003, as annual salary and bonus did not exceed $100,000.
(4)  Mr. Koren resigned from his position as President in February 2003.
     Compensation continued through December 2003 under a severance agreement.

Employment Agreements
---------------------
The Company has employment and termination agreements with certain current employees under which the employees may receive severance pay through the end of the term of the contract. The contract terms vary from 2 to 3 years. Total compensation under these agreements in the event of unemployment through the full term would be approximately $336,000 in fiscal year 2005.


Stock Options
-------------
The following tables set forth certain information concerning stock options granted to the persons named in the Summary Compensation Table during the last fiscal year and unexercised stock options held by such persons at the end of such fiscal year.

                                               Option Grants in Fiscal 2004

                                                    Individual Grants
--------------------------------- ------------------- ------------------- --------------------- ----------------------

                                   Number of Securities   % of Total
                                      Underlying       Options Granted        Exercise or
                                        Options       to Employees in         Base Price            Expiration
Name(1)                                 Granted           Fiscal Year            ($/Sh)                  Date
--------------------------------- ------------------- ------------------- --------------------- ----------------------

Richard D. Kurtz                       150,000               50%                  $.93                 5/19/13

Paul D. Ludwig                          50,000               17%                  $.93                 5/19/13

Susan A. Schmidt                          -                   -                    -                      -

(1) See "Summary Compensation Table" and Item 9 "Directors and Executive Officers" for principal position.


                         Aggregated Option Exercises in Last Fiscal Year and FY-End Option Values

                                                                  Number of Securities            Value of Unexercised
                                                             Underlying Unexercised Options       In-the-Money Options
                        Shares Acquired        Value               at Fiscal Year End (#)        at Fiscal Year End ($)
Name(1)                 on Exercise (#)       Realized          Exercisable/Unexercisable      Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------------

Richard D. Kurtz              -                  -                   450,000 / 120,000              $357,900 / 134,400

Paul D. Ludwig                -                  -                   50,000 / 100,000               $68,800 / $131,200

Susan A. Schmidt              -                  -                    88,000 / 22,000               $70,800 / $18,550

(1) See "Summary Compensation Table" and Item 9 "Directors and Executive Officers" for principal position.

Compensation of Directors
-------------------------
During 2004 each independent member of the Board of Directors received an annual retainer in the amount of $4,000, plus directors' fees in the amount of $1,000 for each board meeting attended, plus $500 for each committee meeting attended. In addition, all directors, including employee directors, are reimbursed for reasonable travel expenses incurred in connection with their attending meetings of the Board of Directors and committees. Each of the directors who is not an employee of the Company is also eligible for grants of stock options upon their appointment to the Board of Directors and all directors are eligible for stock option grants on a discretionary basis so long as they remain on the Board under the Advanced Photonix 2000 Stock Option Plan. Directors who are also officers of the Company do not receive cash compensation in consideration for their services as directors.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of June 15, 2004, certain information concerning the holdings of each person who was known by the Company to be the beneficial owner of more than five percent (5%) of the outstanding shares of Class A or Class B Common Stock of the Company, by each director and executive officers and by all directors and officers as a group.

                                           Class A Common Stock
                                ------------------------------------------
                                              Shares Under
                                   Shares     Exercisable        Percent
                                   Owned    Options/Warrants(1)  Voting(2)

Burke, Mayborn Co., Ltd.(3)       831,245           --              6.2

Richard D. Kurtz(4)                65,000         480,000           3.9

M. Scott Farese(4)                 25,100         289,000           2.3

Stephen P. Soltwedel(4)            14,000         300,000           2.3

Ward Harper(4)                       -             25,000            .2

Paul D. Ludwig(4)                  86,100          60,000           1.1

Susan A. Schmidt(4)                   500          98,000            .7

Directors & Officers as a         190,700       1,252,000           9.8
Group


(1) Includes shares under options exercisable on March 28, 2004 and options which become exercisable within 90 days thereafter.

(2) Represents voting power assuming beneficial owner exercises all exercisable options and warrants.

(3) Includes shares beneficially owned by Burke, Mayborn Co., Ltd. and Frank M. Burke, Jr. The address of this shareholder is 5500 Preston Road, Suite 315, Dallas, TX 75205.

(4) The address of this shareholder is c/o Advanced Photonix, Inc. 1240 Avenida Acaso, Camarillo, CA 93012.



The following table sets forth, as of March 28, 2004, the aggregated information pertaining to all securities authorized for issuance under the Company's equity compensation plans:

                                  Number of
                              Securities to be
                                 issued upon       Weighted-average
                                 exercise of        exercise price        Number of
                                 outstanding        of outstanding       securities
                                  options,             options,           remaining
                                warrants and         warrants and      available for
Plan Category                      rights               rights         future issuance
-------------                      ------               ------         ---------------

Equity  compensation plans        1,580,200            $1.52             485,222
approved by shareholders

Equity  compensation plans
not       approved      by            -                  -                  -
shareholders
          Total                   1,580,200            $1.52             485,222



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

      (3) Reports on Form 8-K:

         The Company filed form 8-K on February 11, 2004, to report its results of operations for the third quarter and year to date periods ending December 28, 2003. The filing included a copy of the press release issued February 10, 2004.

      (4) Exhibits:

      Exhibit
        No.             Description
      -------           -----------
      3.1               Certificate of Incorporation of the Registrant,
                        as amended - incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 23, 1990

      3.1.1 Amendment to Certificate of Incorporation of the Registrant, dated October 29, 1992-incorporated by reference to the Registrant's March 31, 1996 Annual Report on Form 10-K

      3.1.2 Amendment to Certificate of Incorporation of the Registrant, dated September 9, 1992-incorporated by reference to the Registrant's March 31, 1996 Annual Report on Form 10-K

      3.2 By-laws of the Registrant, as amended - incorporated by reference to Exhibit 3.2 to the Registrant's March 30, 2003 Annual Report on Form 10-KSB

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

      10.10 Form of Indemnification Agreement provided to Directors and Principal Officers of Advanced Photonix, Inc. - incorporated by reference to Exhibit 10.15 to the Registrant's December 28, 1997 Quarterly report on Form 10-Q

      10.11* Employment Agreement dated August 21, 2002 between Advanced Photonix, Inc. and Paul D. Ludwig - incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K as filed with the Securities and Exchange Commission on September 5, 2002

      10.12* Employment Agreement dated February 10, 2003 between Advanced Photonix, Inc. and Richard D. Kurtz
                        - incorporated by reference to Exhibit 10.12 to the Registrant's March 30, 2003 Annual Report on
                        Form 10-KSB

      21.1 List of Subsidiaries of Registrant - incorporated by reference to Exhibit 21.1 to the Registrant's
                        March 30, 2003 Annual Report on Form 10-KSB

      31 Additional Certifications of the Registrant's Chief Executive Officer, President, and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     *Constitutes a compensation plan or arrangement required to be filed as part of this report.

Item 14.    Principal Accountant Fees and Services.

     The firm of Farber & Hass, LLP (F&H) has audited the financial statements of the Company for each of the three fiscal years ended March 31, 2004. The following table presents fees for professional audit services rendered by F&H for the audit of the Company's annual financial statements and review of financial statements included in the registrant's quarterly reports on Form 10-QSB ("Audit Fees") for fiscal 2004 and 2003, and fees billed for other services rendered by F&H.

                                                 2004             2003
                                                 ----             ----
         Audit Fees                            $58,840          $60,087
         Audited Related Fees(1)(2)              9,275           39,700
         Tax Fees(2)(3)                          7,650            7,450
         All Other Fees                             --               --
                                               ------------------------
                  Total                        $75,765         $107,237

         (1) Audit related fees consisted principally of the audit of the Company's benefit plan and consultations regarding acquisitions.

         (2) The Audit Committee has determined that the provision of all non-audit services performed for the Company by F&H is compatible with maintaining that firm's independence.

         (3) Tax fees consisted primarily of tax return preparation, state tax matters and tax advisory services.

     The Audit Committee's policy is to pre-approve all audit services and all non-audit services that the Company's independent auditor is permitted to perform for the Company under applicable federal securities regulations. While it is the general policy of the Audit Committee to make such determinations at full Audit Committee Meetings, the Audit Committee may delegate its pre-approval authority to one or more members of the Audit Committee, provided that all such decisions are presented to the full Audit Committee at its next regularly scheduled meeting.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED PHOTONIX, INC.
                                         By: /s/ Paul D. Ludwig
                                             ---------------------------------
                                             Paul D. Ludwig, President
Date: June 24, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                   Title                                       Date
---------                   -----                                       ----


/s/ Richard D. Kurtz       Chairman of the Board and Chief        June 24, 2004
----------------------     Executive Officer                      -------------
Richard D. Kurtz


/s/ M. Scott Farese        Director                               June 24, 2004
----------------------                                            -------------
M. Scott Farese


/s/ Ward Harper            Director                               June 24, 2004
----------------------                                            -------------
Ward Harper


/s/ Stephen P. Soltwedel   Director                               June 24, 2004
------------------------                                          -------------
Stephen P. Soltwedel


/s/ Susan A. Schmidt       Chief Financial Officer                June 24, 2004
-----------------------    and Secretary                          -------------
Susan A. Schmidt           (Principal Financial and Accounting Officer)