Form 10QSB
period 2004-06-27
ADVANCED PHOTONIX INC
filed 2004-08-11
CIK 869986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 27, 2004

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

                     1240 Avenida Acaso, Camarillo, CA 93012

                                 (805) 987-0146


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On August 6, 2004, 13,399,059 shares of Class A Common Stock, $.001 par value, and 31,691 shares of Class B Common Stock, $.001 par value, were outstanding.

                             ADVANCED PHOTONIX, INC.

                                      INDEX


                                                                         PAGE
PART I     FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

             Consolidated Balance Sheet at June 27, 2004                 3 - 4

             Consolidated Statements of Operations for the three           5
               month periods ended June 27, 2004 and June 29, 2003

             Consolidated Statements of Cash Flows for the three           6
               month periods ended June 27, 2004 and June 29, 2003

           Notes to Consolidated Financial Statements                    7 - 9

  Item 2.  Management's Discussion and Analysis                         10 - 12

  Item 3.  Controls and Procedures                                         13

PART II    OTHER INFORMATION                                               14

           SIGNATURES                                                      15

                             ADVANCED PHOTONIX, INC.

                           CONSOLIDATED BALANCE SHEET
                                AT JUNE 27, 2004
                                   (UNAUDITED)



---------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                               $        992,000
Short term investments                                                                         1,700,000
Accounts receivable, less allowance of $46,000                                                 2,362,000
Inventories                                                                                    2,654,000
Prepaid expenses and other current assets                                                        256,000
                                                                                        -------------------------
         Total Current Assets                                                                  7,964,000
                                                                                        -------------------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost                                                  4,786,000
Less accumulated depreciation and amortization                                                (3,443,000)
                                                                                        -------------------------
         Equipment and Leasehold Improvements, net                                             1,343,000
                                                                                        -------------------------

OTHER ASSETS
Goodwill, net of accumulated amortization of $353,000                                          2,421,000
Patents, net of accumulated amortization of $48,000                                               15,000
Non-Compete Agreement, net of current portion and                                                 13,000
     accumulated amortization of $137,000
Other                                                                                             24,000
                                                                                        -------------------------
         Total Other Assets                                                                    2,473,000
                                                                                        -------------------------
TOTAL ASSETS                                                                            $     11,780,000
                                                                                        =========================


                             ADVANCED PHOTONIX, INC.

                     CONSOLIDATED BALANCE SHEET - Continued
                                AT JUNE 27, 2004
                                   (UNAUDITED)


--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit                                                                          $        400,000
Accounts payable                                                                                 891,000
Accrued salaries, wages and benefits                                                             352,000
Current portion of capital lease payable                                                          13,000
Other accrued expenses                                                                            61,000
                                                                                        -------------------------
         Total Current Liabilities                                                             1,717,000
                                                                                        -------------------------

Capital lease payable, net of current portion                                                     9,000
                                                                                        -------------------------

COMMITMENTS AND CONTINGENCIES
Class A redeemable convertible preferred stock, $.001 par value;                                 32,000
         780,000 shares authorized; 40,000 shares issued and outstanding
                                                                                        -------------------------
SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value; 10,000,000 shares authorized; 780,000 shares designated Class A redeemable convertible; no shares
         issued and outstanding other than Class A redeemable convertible                          --

Class A common stock, $.001 par value; 50,000,000 shares authorized;
         13,399,059 shares issued and outstanding                                                13,000

Class B common stock, $.001 par value; 4,420,113 shares authorized;
         31,691 shares issued and  outstanding                                                     --

Additional paid-in capital                                                                   27,647,000
Accumulated Deficit                                                                         (17,638,000)
                                                                                        ------------------------
         Total Shareholders' Equity                                                          10,022,000
                                                                                        ------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $    11,780,000
                                                                                        ========================

                 See notes to consolidated financial statements.

                             ADVANCED PHOTONIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

For the three month periods ended                                      June 27, 2004          June 29, 2003
-----------------------------------------------------               --------------------   ------------------

SALES                                                               $    3,253,000          $   2,647,000

Cost of Goods Sold                                                       1,956,000              1,774,000
                                                                    --------------------    ------------------

GROSS PROFIT                                                             1,297,000                873,000

Research and development expenses                                           42,000                 78,000
Sales and marketing expenses                                               283,000                241,000
General and administrative expenses                                        619,000                443,000
                                                                    --------------------    ------------------

INCOME FROM OPERATIONS                                                     353,000                111,000
                                                                    --------------------    ------------------

OTHER INCOME (EXPENSE)
Interest income                                                              5,000                  5,000
Interest expense                                                            (5,000)                (9,000)
Other, net                                                                  (6,000)                 6,000
                                                                    --------------------    --------------------
Other Income, net                                                           (6,000)                 2,000
                                                                    --------------------    ------------------

NET INCOME                                                           $     347,000           $    113,000
                                                                    ====================    ==================

Basic Earnings Per Share                                                  $ 0.03                 $ 0.01
Diluted Earnings Per Share                                                $ 0.02                 $ 0.01

Weighted Average Shares Outstanding                                     13,431,000             13,406,000



                 See notes to consolidated financial statements.

                             ADVANCED PHOTONIX, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

For the three month periods ended                                      June 27, 2004          June 29, 2003
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                             $     347,000          $     113,000
Adjustments to reconcile net income to net cash provided by
(used by) operating activities:
     Depreciation                                                             91,000                 75,000
     Amortization                                                             20,000                 20,000
     Disposal of fixed assets                                                 14,000                   --
Changes in operating assets and liabilities:
     Short-term investments                                                     --                 (300,000)
     Accounts receivable                                                      79,000                 81,000
     Inventories                                                            (431,000)              (119,000)
     Prepaid expenses and other current assets                                34,000                 62,000
     Other assets                                                             17,000                (11,000)
     Accounts payable and accrued expenses                                    63,000               (226,000)
                                                                        ---------------        ---------------
  Net cash provided by (used by) operating activities                        234,000               (305,000)
                                                                        ---------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                         (44,000)               (83,000)
                                                                        ---------------        ---------------
  Net cash used by investing activities                                      (44,000)               (83,000)
                                                                        ---------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of line of credit                                                 (500,000)                  --
Proceeds from exercise of stock options                                        1,000                  9,000
Proceeds from sale of fixed assets                                             2,000                   --
                                                                        ---------------        ---------------
  Net cash provided by (used by) financing activities                       (497,000)                 9,000
                                                                        ---------------        ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (307,000)              (379,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           1,299,000                902,000
                                                                        ---------------        ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $    992,000           $    523,000
                                                                        ===============        ===============


                 See notes to consolidated financial statements.

                             ADVANCED PHOTONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 27, 2004
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Advanced Photonix, Inc. ("the Company") and the Company's wholly owned subsidiaries, Silicon Sensors Inc. ("SSI") and Texas Optoelectronics, Inc. ("TOI"). These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X and Regulation S-B. All significant intercompany accounts and transactions have been eliminated in consolidation. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the three month period ended June 27, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 27, 2005. For further information, refer to the financial statements and notes thereto included in the Advanced Photonix, Inc. Annual Report on Form 10-KSB for the fiscal year ended March 28, 2004.



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Income (Loss) Per Share: Net income (loss) per share is based on the weighted average number of common shares outstanding. Such weighted average shares were approximately 13,431,000 at June 27, 2004 and 13,406,000 at June 29, 2003. Net income (loss) per share calculations are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" (SFAS
128). Accordingly, "basic" net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the year. The impact of Statement 128 on the calculation of earnings per share is as follows:


                                         Three Months Ended   Three Months Ended
   BASIC                                    June 27, 2004        June 29, 2003
   -----                                    -------------        -------------
   Average Shares Outstanding                 13,431,000           13,406,000
   Net Income                                    347,000              113,000
   Basic Income Per Share                        $  0.03              $  0.01

                                         Three Months Ended   Three Months Ended
   DILUTED                                  June 27, 2004        June 29, 2003
   -------                                  -------------        -------------
   Average Shares Outstanding                 13,431,000           13,406,000
   Net Effect of Dilutive Stock Options
     based on the treasury stock method
     using average market price                  797,600              156,900

   Total Shares                               14,228,600           13,562,900
   Net Income                                    347,000              113,000
   Diluted Earnings Per Share                    $  0.02          anti-dilutive

   Average Market Price of Common Stock          $  2.36               $ 0.92
   Ending Market Price of Common Stock           $  2.40               $ 0.90


The following stock options granted to Company employees, directors, and former owners were excluded from the calculation of earnings per share in the financial statements because they were anti-dilutive for the periods reported:

    Three Months Ended June 27, 2004        Three Months Ended June 29, 2003
    --------------------------------        --------------------------------
    No. of Shares          Exercise          No. of Shares         Exercise
     Underlying            Price Per          Underlying           Price Per
      Options                Share             Options               Share
    --------------------------------         -------------------------------

      27,700                 2.5000            16,000                0.5000

       1,000                 3.0940            56,000                0.5630

     350,000                 3.1875            45,000                0.6100

      50,000                 5.3440               500                0.6250
    --------------------------------
     428,700                                   18,000                0.6500
    ================================
                                              226,668                0.6700

                                                5,000                0.6875

                                               56,000                0.7500

                                              238,000                0.8000

                                               76,250                0.8600

                                               14,500                1.1875

                                               64,300                1.2500

                                                4,000                1.6250

                                               88,000                1.8750

                                               30,500                2.5000

                                                1,000                3.0940

                                              350,000                3.1875

                                               50,000                5.3440
                                            --------------------------------
                                            1,339,718
                                            ================================

Inventories:  Inventories consist of the following:

                                                             June 27, 2004
                                                           ------------------
     Raw materials                                             $ 2,548,000
     Work in progress                                            1,496,000
     Finished products                                             127,000
                                                           ------------------
     Total inventories                                         $ 4,171,000
                                                           ==================
     Less reserve                                                 (934,000)
     Progress bill and customer prepaid inventory                 (583,000)
                                                           ------------------
     Inventories, net                                          $ 2,654,000
                                                           ==================




NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

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

The Company does not believe that this accounting pronouncement will have a material impact on its financial position or results of operations.

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


RESULTS OF OPERATIONS


NET PRODUCT SALES

Sales for the first quarter of fiscal year 2005 ("Q1 05") were $3,253,000, an increase of $606,000 or 23% from sales of $2,647,000 for the first quarter of fiscal year 2004 ("Q1 04"). While the Company recorded increases in four of its principal market segments, the most significant revenue increases came from its military/aerospace and medical markets. Sales to the military aerospace markets rose to $1.3 million in Q1 05, an increase of $440,000 or 50% over the prior year, and represented 40% of total sales for the quarter (as compared to 33% of total sales for Q1 04). Similarly, sales to the medical markets increased by $140,000 or 35% over Q1 04, and represented 16% of total sales for the quarter (as compared to 15% for Q1 04). While we continue to expect sales to increase in fiscal 2005 as compared to fiscal 2004, the quarter to quarter comparisons can vary significantly for both revenue and market analyses due to fluctuations in customer delivery and production schedules which are beyond the control of the Company.


COSTS AND EXPENSES

Cost of goods sold increased by $182,000 (10%) in Q1 05 as compared to Q1 04. Stated as a percentage of net sales, cost of goods sold decreased by 7 percentage points to 60% as compared to 67% in Q1 04. Likewise, gross profit margin on net sales increased 7 percentage points to 40% as compared to 33% in Q1 04. The improvement in gross margin is directly attributable to increased revenue allowing for greater absorption of fixed overhead expenses as well as production efficiencies achieved through the integration of multiple manufacturing facilities. As the closing of the Garland, Texas facility was not completed until May 2003, the results for Q1 04 included additional overhead expenses associated with that facility. As that business has now been fully absorbed into the California and Wisconsin facilities, total overhead has decreased significantly. In addition, Q1 05 margins were positively impacted by variations in product mix, as customer delivery schedules allowed for a greater percentage of products which typically carry higher gross margins to be shipped during the quarter. As such, the Company expects that the current gross margin may be slightly higher than what can be expected during the remainder of the fiscal year and anticipates that year end margin levels will be reflective of those realized in fiscal 2004.

Research and development ("R & D") costs decreased by $36,000 (48%) to $42,000 in Q1 05 as compared to Q1 04. The decrease in R & D costs is the result of the Company's ongoing plan to focus the R & D department on those projects which offer higher commercial potential per dollar spent. Thus, R&D expenses for any given quarter are directly reflective of the specific projects currently underway and the costs incurred during that period. During the remainder of the fiscal year, we expect to see slight increases in R & D spending, based on current revenue and project trends. However, R & D costs can vary, depending on the level of activity associated with new product development projects or customer-requested development contracts.

Marketing and sales expenses increased by $42,000 (17%) to $283,000 in Q1 05 as compared to Q1 04. Stated as a percentage of sales, marketing and sales expenses have remained at 9% for both Q1 05 and Q1 04. The slight increase in actual expense was due to increased advertising and personnel-related expenses, including travel and commission expenses. The Company believes that current marketing and sales expenses are indicative of what can be expected for the remainder of the fiscal year and anticipates they will continue to represent approximately 9% of total sales.

General and administrative ("G & A") expenses increased by $176,000 (40%) to $619,000 in Q1 05 as compared to Q1 04. As during fiscal 2004, the increase in general and administrative expenses continues to be primarily due to increased salary and related expenses as well as outside service/consultant expenses, most of which are related to acquisition investigation activities. Expressed as a percentage of net sales, general and administrative expenses represented 19% in Q1 05 as compared to 17% in Q1 04. As the majority of general and administrative expenses are fixed rather than variable, we expect that actual expenditures will remain relatively stable for the remainder of the current fiscal year and, as revenues increase, G & A expenses will decline as a percentage of sales.

The Company reported net income of $347,000 or $0.03 per share for Q1 05 as compared to net income of $113,000 or $0.01 per share in Q1 04.


FINANCIAL CONDITION

At June 27, 2004, the Company had cash, cash equivalents and short term investments of $2.7 million and working capital of $6.2 million. The Company's cash and cash equivalents decreased by $307,000 during the three months ended June 27, 2004. Cash generated by operating activities totaled $234,000 and was impacted by cash inflows from reductions of accounts receivable, prepaid and other assets as well as increases in accounts payable, which were partially offset by cash outlays for inventories during the period. In addition, $500,000 was paid against the Company's credit line balance and $44,000 was used for capital expenditures.

The Company is exposed to interest rate risk for marketable securities. Due to continually declining interest rates available to the Company pursuant to its investment policy, the Company was able to achieve the best yields on liquid money market and equity fund accounts and thus has held the majority of its available cash reserves in such accounts during the past year. At June 27, 2004, the Company held $1.7 million in a highly liquid equity fund account which carries an average interest rate of 1.3%. During 2005, the Company will continue to monitor available interest rates and will attempt to utilize the best possible avenues of investment for its excess liquid assets.

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

         31.1  Certification  of  the  Registrant's  Chairman,  Chief  Executive
               Officer,   and   Director   pursuant   to  Section   302  of  the
               Sarbanes-Oxley Act of 2002

         31.2 Certification of the Registrant's Chief Financial Officer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.3 Certification of the Registrant's President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Company filed form 8-K on June 18, 2004 to report that it had issued a press release the same day announcing financial results for the quarter and year ended March 28, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    Advanced Photonix, Inc.
                                    (Registrant)


Date:    August 11, 2004            /s/ Richard Kurtz
         ---------------            ---------------------------
                                    Richard Kurtz
                                    Chairman, Chief Executive Officer
                                    and Director




                                    /s/ Paul Ludwig
                                    ---------------------------
                                    Paul Ludwig
                                    President



                                    /s/ Susan Schmidt
                                    ---------------------------
                                    Susan Schmidt
                                    Chief Financial Officer and Secretary