Form 10QSB
period 2004-09-26
ADVANCED PHOTONIX INC
filed 2004-11-10
CIK 869986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 26, 2004

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

                     1240 Avenida Acaso, Camarillo, CA 93012

                                 (805) 987-0146



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On November 5, 2004, 13,399,059 shares of Class A Common Stock, $.001 par value, and 31,691 shares of Class B Common Stock, $.001 par value, were outstanding.

                             ADVANCED PHOTONIX, INC.

                                      INDEX


                                                                       PAGE
PART I       FINANCIAL INFORMATION

  Item 1.    Financial Statements (Unaudited)

             Consolidated Balance Sheet at September 26, 2004         3 - 4

             Consolidated Statements of Operations for the three
             and six month periods ended September 26, 2004             5
             and September 28, 2003

             Consolidated Statements of Cash Flows for the six
             month periods ended September 26, 2004                     6
             and September 28, 2003

             Notes to Consolidated Financial Statements               7 - 9

  Item 2.    Management's Discussion and Analysis                    10 - 13

  Item 3.    Controls and Procedures                                   13

PART II      OTHER INFORMATION                                       14 - 15

             SIGNATURES                                                16



                             ADVANCED PHOTONIX, INC.

                           CONSOLIDATED BALANCE SHEET
                              AT SEPTEMBER 26, 2004
                                   (UNAUDITED)


--------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                              $             610,000
Short-term investments                                                                             1,700,000
Accounts receivable, less allowance of $39,000                                                     2,608,000
Inventories                                                                                        2,726,000
Prepaid expenses and other current assets                                                            385,000
                                                                                       -----------------------------
         Total Current Assets                                                                      8,029,000
                                                                                       -----------------------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost                                                      4,808,000
Less accumulated depreciation and amortization                                                    (3,533,000)
                                                                                       -----------------------------
             Total Equipment and Leasehold Improvements                                            1,275,000
                                                                                       -----------------------------

OTHER ASSETS
Goodwill, net of accumulated amortization of $353,000                                              2,421,000
Patents, net of accumulated amortization of $49,000                                                   15,000
Other                                                                                                 25,000
                                                                                       -----------------------------
             Total Other Assets                                                                    2,461,000
                                                                                       -----------------------------
TOTAL ASSETS                                                                           $          11,765,000
                                                                                       =============================






                 See notes to consolidated financial statements.


                             ADVANCED PHOTONIX, INC.

                     CONSOLIDATED BALANCE SHEET - Continued
                              AT SEPTEMBER 26, 2004

                                   (UNAUDITED)

--------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                                        $            797,000
Accrued salaries, wages and benefits                                                                 422,000
Current portion of capital lease payable                                                              12,000
Other accrued expenses                                                                               214,000
                                                                                        ----------------------------
         Total Current Liabilities                                                                 1,445,000
                                                                                        ----------------------------


Capital lease payable, net of current portion                                                          6,000
                                                                                        ----------------------------

COMMITMENTS AND CONTINGENCIES
Class A redeemable convertible preferred stock, $.001 par value;                                      32,000
         780,000 shares authorized; 40,000 shares issued and outstanding                ----------------------------

SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value; 10,000,000 shares authorized; 780,000 shares designated Class A redeemable convertible;
         no shares issued and outstanding, other than Class A redeemable
         convertible                                                                                    --
Class A common stock, $.001 par value; 50,000,000 shares authorized;
         13,399,059 shares issued and outstanding                                                     13,000
Class B common stock, $.001 par value; 4,420,113 shares authorized;
         31,691 shares issued and outstanding                                                           --


Additional paid-in capital                                                                        27,647,000
Accumulated Deficit                                                                              (17,378,000)
                                                                                        ----------------------------
             Total Shareholders' Equity                                                           10,282,000
                                                                                        ----------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $         11,765,000
                                                                                        ============================


                See notes to consolidated financial statements.


                             ADVANCED PHOTONIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                     Three Months Ended                              Six Months Ended
                                          September 26, 2004     September 28, 2003     September 26, 2004      September 28, 2003
                                        ----------------------------------------------  --------------------------------------------
SALES                                            $3,709,000            $3,256,000             $6,962,000              $5,903,000
Cost of goods sold                                2,451,000             2,131,000              4,407,000               3,906,000
                                        ----------------------------------------------  --------------------------------------------
GROSS PROFIT                                      1,258,000             1,125,000              2,555,000               1,997,000


Research and development expenses                    37,000                80,000                 79,000                 157,000
Sales and marketing expenses                        328,000               285,000                611,000                 527,000
General and administrative expenses                 654,000               534,000              1,272,000                 977,000
                                        ----------------------------------------------  --------------------------------------------


INCOME (LOSS) FROM OPERATIONS                       239,000               226,000                593,000                 336,000
                                        ----------------------------------------------  --------------------------------------------


OTHER INCOME (EXPENSE)
Interest income                                       7,000                 5,000                 12,000                  10,000

Interest expense                                     (1,000)               (8,000)                (6,000)                (17,000)

Other, net                                           15,000                 3,000                  9,000                   9,000
                                        ----------------------------------------------  --------------------------------------------
TOTAL OTHER INCOME                                   21,000                   --                  15,000                   2,000
                                        ----------------------------------------------  --------------------------------------------


NET INCOME (LOSS)                                $  260,000            $  226,000             $  608,000              $  338,000
                                        ==============================================  ============================================

Basic Income (Loss) Per Share                         $ .02                 $ .02                  $ .05                   $ .03

Diluted Income (Loss) Per Share                       $ .02                 $ .02                  $ .04                   $ .02

Weighted Average Shares Outstanding              13,431,000            13,449,000             13,431,000              13,428,000




                See notes to consolidated financial statements.


                             ADVANCED PHOTONIX, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

For the six month periods ended                                                    September 26, 2004        September 28, 2003
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                              $ 608,000                 $ 338,000
Adjustments to reconcile net income to net cash provided by
(used by) operating activities:
     Depreciation                                                                         181,000                   156,000

     Amortization                                                                          39,000                    38,000

     Disposal of fixed assets                                                              20,000                       --

Changes in operating assets and liabilities:
     Short-term investments                                                                   --                   (300,000)

     Accounts receivable                                                                 (166,000)                 (255,000)

     Inventories                                                                         (503,000)                  225,000

     Prepaid expenses and other current assets                                           (102,000)                   44,000

     Other assets                                                                          16,000                   (29,000)

     Accounts payable and accrued expenses                                                188,000                  (277,000)
                                                                                 ------------------------  ------------------------
  Net cash provided by (used by) operating activities                                     281,000                   (60,000)
                                                                                 ------------------------  ------------------------


CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                      (71,000)                 (131,000)
                                                                                 ------------------------  ------------------------
  Net cash used by investing activities                                                   (71,000)                 (131,000)
                                                                                 ------------------------  ------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of line of credit                                                              (900,000)                      --

Proceeds from exercise of stock options                                                     1,000                    46,000
                                                                                 ------------------------  ------------------------
  Net cash provided by (used by) financing activities                                    (899,000)                   46,000
                                                                                 ------------------------  ------------------------


NET DECREASE IN CASH & CASH EQUIVALENTS                                                  (689,000)                 (145,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        1,299,000                   902,000

                                                                                 ------------------------  ------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $  610,000                $  757,000
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

                             ADVANCED PHOTONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 28, 2003
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Advanced Photonix, Inc. ("the Company") and the Company's wholly owned subsidiaries, Silicon Sensors Inc. ("SSI") and Texas Optoelectronics, Inc. ("TOI"). These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X and Regulation S-B. All significant intercompany accounts and transactions have been eliminated in consolidation. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the six month period ended September 26, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 27, 2005. For further information, refer to the financial statements and notes thereto included in the Advanced Photonix, Inc. Annual Report on Form 10-KSB for the fiscal year ended March 28, 2004.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Net Income (Loss) Per Share: Net income (loss) per share is based on the weighted average number of common shares outstanding. Such weighted average shares were approximately 13,431,000 at September 26, 2004 and 13,428,000 at September 28, 2003. Net income (loss) per share calculations are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" (SFAS 128). Accordingly, "basic" net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the year. The impact of Statement 128 on the calculation of earnings per share is as follows:


                                       Six Months Ended       Six Months Ended
    BASIC                             September 26, 2004     September 28, 2003
    -----                             ------------------     ------------------
    Average Shares Outstanding             13,431,000             13,428,000
    Net Income                                608,000                338,000
    Basic Income Per Share                    $  0.05                $  0.03

                                        Six Months Ended      Six Months Ended
    DILUTED                            September 26, 2004    September 28, 2003
    -------                            ------------------    ------------------
    Average Shares Outstanding              13,431,000            13,428,000
    Net Effect of Dilutive Stock Options
      based on the treasury stock method
      using average market price               796,000               286,000

    Total Shares                            14,227,000            13,714,000
    Net Income                                 608,000               338,000
    Diluted Earnings Per Share                 $  0.04               $  0.02

    Average Market Price of Common Stock       $  2.17                $ 1.14
    Ending Market Price of Common Stock        $  1.80                $ 1.41


The following stock options granted to Company employees, directors, and former owners were excluded from the calculation of earnings per share in the financial statements because they were anti-dilutive for the periods reported:

Six Months Ended September 26, 2004      Six Months Ended September 28, 2003
-----------------------------------      -----------------------------------

   No. of Shares     Exercise Price        No. of Shares      Exercise Price
Underlying Options     Per Share         Underlying Options     Per Share
-----------------------------------      -----------------------------------
       27,700            2.5000                 14,900            1.1875
        1,000            3.0940                 58,300            1.2500
      350,000            3.1875                  4,000            1.6250
       50,000            5.3440                 88,000            1.8750
-----------------------------------             30,500            2.5000
      428,700                                    1,000            3.0940
===================================            350,000            3.1875
                                                50,000            5.3440
                                          -----------------------------------
                                               596,700
                                          ===================================


Inventories:  Inventories consist of the following:

                                                     September 26, 2004
                                                    ---------------------

       Raw materials                                     $ 2,582,000
       Work in progress                                    1,382,000
       Finished products                                     188,000
                                                    ---------------------

       Total inventories                                 $ 4,152,000
                                                    =====================

       Less reserve                                         (942,000)
       Progress bill and customer prepaid inventory         (484,000)
                                                    ---------------------

       Inventories, net                                  $ 2,726,000
                                                    =====================

NOTE 3 - NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued Interpretation 46(r), ("FIN 46(r)") "Consolidation of Variable Interest Entities". The pronouncement amends Accounting Research Bulletin 51 to set standards to require financial statement consolidation of certain variable interest entities that meet specific characteristics if the company has a controlling financial interest. This interpretation shall be applied to all variable interest entities by the end of the first reporting period ending after December 15, 2004, for enterprises that are small business issuers. The Company adopted this Interpretation on October 1, 2004.

The Company does not believe that this accounting pronouncement will have a material impact on its financial position or results of operations.


NOTE 4 - SUBSEQUENT EVENT

On October 12, 2004, the Company announced that it had entered into a definitive agreement for the private placement to three institutional investors of $5 million aggregate principal amount of its senior convertible notes. The notes are convertible at the option of the holder under certain circumstances into shares of the Company's Class A Common Stock at an initial conversion price of $1.9393 per share, subject to adjustment. The notes will pay interest at an annual rate of prime plus 1% and will mature on September 30, 2007. In connection with the transaction, the Company has issued to the investors five-year warrants to purchase 850,822 shares of the Company's Class A Common Stock at an exercise price of $2.1156 per share, subject to adjustment. The Company has agreed to register the shares of common stock issuable upon conversion of the notes and upon exercise of the warrants for resale under the Securities Act of 1933. The investors will have the option for a period of one year following effectiveness of the registration statement to acquire an additional $5 million aggregate principal amount of the notes with an initial conversion price of $2.1156 per share and five-year warrants to purchase an additional 850,822 shares of common stock. A copy of the agreement and all related documents were filed with the Securities and Exchange Commission on October 12, 2004 on Form 8-K.

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



RESULTS OF OPERATIONS

NET PRODUCT SALES
-----------------
The Company's consolidated net product sales for the second quarter (Q2 05) and six month period (YTD 05) ended September 26, 2004, were $3.709 million and $6.962 million, respectively. Net sales increased by $453,000, or 14%, as compared to the second quarter of the prior year (Q2 04) and by $1.059 million, or 18% as compared to the same six month period of the prior year (YTD 04).

The increase in revenues for both the quarter and year to date periods is due in large part to increases in revenues to the industrial sensing and medical markets. Sales to customers in the industrial sensing markets increased by 36% in Q2 05 as compared to Q2 04 and sales to customers in the medical markets increased by 15% in the current quarter as compared to the prior year. In addition to the two markets noted above, we have also seen significant increases in year to date sales to customers in the military aerospace market. As compared to YTD 04, industrial sensing revenues have increased by 20%, sales to the medical markets have increased by 24% and sales to the military aerospace markets have increased by 18%. Stated as a percentage of total sales, industrial sensing makes up 40% of the Company's year to date revenues, military aerospace is 38% and medical revenues account for 16%. We continue to expect sales to increase in fiscal 2005 as compared to fiscal 2004; however, our shipment schedules are largely dependent on the requested delivery schedules of our customers. Thus the quarter to quarter comparisons often vary for both revenue and market analyses due to fluctuations in customer schedules which are beyond the control of the Company.

COSTS AND EXPENSES
------------------
Cost of product sales increased by $320,000 (15%) during Q2 05 and by $501,000 (13%) during YTD 05 as compared to Q2 04 and YTD 04, respectively. Stated as a percentage of net sales, cost of goods sold represented 66% in Q2 05, as compared to 65% in Q2 04, and 63% for YTD 05 as compared to 66% for YTD 04. Although gross margin decreased slightly in Q2 05 as compared to Q2 04 (34% vs. 35%, respectively, of total sales) our gross margins have increased year to date (37% in YTD 05 as compared to 34% in YTD 04). As our shipments in a given quarter are directly related to customer delivery requests, so is the resulting product mix for that quarter, and similar to revenues, our margins can also vary from quarter to quarter. The slight increase in cost of sales for Q2 05 is directly attributable to these fluctuations in product mix. The Company regards the year to date gross margin percentage as indicative of what can be expected for the remainder of the fiscal year and expects that year end gross margins will approximate 36%.

Research and development (R & D) costs decreased by $43,000 (54%) to $37,000 in Q2 05 as compared to Q2 04, and by $78,000 (50%) year to date. As stated in previous quarters, management's ongoing plan is to continue to focus the R & D department on those projects which offer higher commercial potential per dollar spent. Thus, R&D expenses for any given quarter are directly reflective of the specific projects currently underway and the costs incurred during that period. During the remainder of the fiscal year, we expect that R & D expenses will remain at or above the current level. The Company may incur increases in R & D spending, based on current customer project forecasts. However, there is no guarantee that certain milestones will be met within the projected timelines and, as such, R & D costs can vary significantly from quarter to quarter, depending on the level of activity associated with each customer's project.

Marketing and sales expenses increased by $43,000 (15%) to $328,000 in Q2 05 compared to Q2 04 and by $84,000 (16%) to $611,000 in YTD 05 compared to YTD 04. Stated as a percentage of sales, marketing and sales expenses remained constant at 9% of total revenue for the comparative periods of both years. The increases realized for both the quarter and year to date periods are primarily due to expansion of the sales department and include increased salary, commission and travel expenses as well as increases in advertising and marketing expenses over fiscal 2004. The Company believes that current marketing and sales expenses are indicative of what can be expected for the remainder of the fiscal year and anticipates they will continue to represent approximately 9% of total sales.

General and administrative (G & A) expenses increased by $120,000 (22%) to $654,000 in Q2 05 as compared to Q2 04. Year to date, general and administrative expenses increased by $295,000 (30%) to $1.272 million as compared to the same six month period of fiscal 2004. Approximately 50% of the increases for both the quarter and year to date periods are attributable to increased legal, consultant, bank fees and other costs associated with the Company's ongoing acquisition investigation activities. As with the sales department, the Company has added additional G & A personnel and, as a result, the remaining increase for both periods is due to increased salary and related expenses, including benefits, training and the accrual of bonus expenses. Expressed as a percentage of sales, general and administrative expenses represent 18% of total sales for both the quarterly and YTD periods in the current fiscal year, as compared to 16% for the same periods of the prior year. The Company expects that general and administrative expenses will continue to approximate 18% of total revenues for the remainder of the fiscal year.

The Company reported net income of $260,000 and $608,000 for Q2 05 and YTD 05, respectively, as compared to net income of $226,000 and $338,000 for Q2 04 and YTD 04, respectively.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
At September 26, 2004, the Company had cash, cash equivalents and short term investments of $2.3 million and working capital of $6.6 million. The Company's cash and cash equivalents decreased by $689,000 during the six months ended September 26, 2004. Cash generated through operating activities totaled $281,000 and was significantly impacted by increases in accounts receivable and cash outlays for inventory and prepaid expenses. In addition, $900,000 was used to pay off the Company's credit line balance and $71,000 was used for capital expenditures, mainly manufacturing and computer equipment.

The Company is exposed to interest rate risk for marketable securities. Due to continually declining interest rates available to the Company pursuant to its investment policy, the Company was able to achieve the best yields on liquid money market and equity fund accounts and thus has held the majority of its available cash reserves in such accounts during the past year. At September 26, 2004, the Company held $1.7 million in a highly liquid equity fund account which carries an average interest rate of 1.3%. During 2005, the Company will continue to monitor available interest rates and will attempt to utilize the best possible avenues of investment for its excess liquid assets.

Subsequent to the end of Q2 05, the Company announced on October 12, 2004 that it had entered into a material definitive agreement for the private placement of $5 million aggregate principal amount of its senior convertible notes. (See Note 4 to the Consolidated Financial Statements - Subsequent Events for additional information.)


Item 3.   Controls and Procedures

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls during the last fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.


FORWARD LOOKING STATEMENTS
--------------------------
The information contained herein includes forward looking statements that are based on assumptions that management believes to be reasonable but are subject to inherent uncertainties and risks including, but not limited to, risks associated with the integration of newly acquired businesses, unforeseen technological obstacles which may prevent or slow the development and/or manufacture of new products, limited (or slower than anticipated) customer acceptance of new products which have been and are being developed by the Company, the availability of other competing technologies and a decline in the general demand for optoelectronic products. .

                            PART II OTHER INFORMATION

Items 1 - 3
      None.

Item 4   Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
     The Company's Annual Stockholders Meeting was held on August 27, 2004. The following were considered and approved at the meeting by a majority of the shareholders eligible to vote in person or by proxy. The voting results for each proposal are listed below.

     1. Election of Directors. The following persons were elected or re-elected to the Company's Board of Directors to serve until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

                                            FOR              WITHHELD
                                     ------------------ -------------------

     Richard D. Kurtz                   11,565,870           199,138

     M. Scott Farese                    11,562,845           202,163

     Ward Harper                        11,554,845           210,163

     Paul D. Ludwig                     11,557,778           207,230

     Stephen P. Soltwedel               11,565,170           199,338


     2. Amendment to 2000 Stock Option Plan. The Advanced Photonix, Inc. 2000 Stock Option Plan was amended by a majority of votes cast, increasing the number of shares of Class A Common Stock available for issuance from 1,500,000 to 2,500,000.

      FOR: 2,861,876  AGAINST: 486,246  WITHHELD: 22,515  NOT VOTED: 8,394,371



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

         31.1 Certification of the Registrant's Chairman, Chief Executive Officer, and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of the Registrant's Chief Financial Officer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.3      Certification of the Registrant's President pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     The Company filed form 8-K on August 11, 2004 to report that it had issued a press release dated August 10, 2004 announcing financial results for the quarter ended June 27, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          Advanced Photonix, Inc.
                                          (Registrant)



Date:    November 10, 2004                /s/ Richard Kurtz
         -----------------                -------------------------------------
                                          Richard Kurtz
                                          Chairman, Chief Executive Officer
                                          and Director



                                          /s/ Susan Schmidt
                                          -------------------------------------
                                          Susan Schmidt
                                          Chief Financial Officer and Secretary



                                          /s/ Paul Ludwig
                                          -------------------------------------
                                          Paul Ludwig
                                          President