Form 10QSB
period 2004-12-26
ADVANCED PHOTONIX INC
filed 2005-02-15
CIK 869986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 26, 2004

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

                     1240 Avenida Acaso, Camarillo, CA 93012

                                 (805) 987-0146



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On February 9, 2005, 13,512,631 shares of Class A Common Stock, $.001 par value, and 31,691 shares of Class B Common Stock, $.001 par value, were outstanding.

                             ADVANCED PHOTONIX, INC.

                                      INDEX


                                                                                                                    PAGE
PART I           FINANCIAL INFORMATION

    Item 1.      Financial Statements (Unaudited)

                 Consolidated Balance Sheet at December 26, 2004                                                   3 - 4

                 Consolidated Statements of Operations for the three and nine month periods
                   ended  December 26, 2004 and December 28, 2003                                                    5

                 Consolidated Statements of Cash Flows for the nine month periods ended
                   December 26, 2004 and December 28, 2003                                                         6 - 7

                 Notes to Consolidated Financial Statements                                                        8 - 11

    Item 2.      Management's Discussion and Analysis                                                             12 - 15

    Item 3.      Controls and Procedures                                                                             15

PART II          OTHER INFORMATION                                                                                   16

                 SIGNATURES                                                                                          17



                             ADVANCED PHOTONIX, INC.

                           CONSOLIDATED BALANCE SHEET
                              AT DECEMBER 26, 2004
                                   (UNAUDITED)


---------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                   $            2,934,000
Short-term investments                                                                   2,800,000
Accounts receivable, less allowance of $44,000                                           2,846,000
Inventories                                                                              3,327,000
Prepaid expenses and other current assets                                                  630,000
                                                                            -----------------------------
         Total Current Assets                                                           12,537,000
                                                                            -----------------------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost                                            5,091,000
Less accumulated depreciation and amortization                                          (3,620,000)
                                                                            -----------------------------
         Total Equipment and Leasehold Improvements                                      1,471,000
                                                                            -----------------------------

OTHER ASSETS
Goodwill, net of accumulated amortization of $353,000                                    2,421,000
Patents, net of accumulated amortization of $50,000                                         14,000
Prepaid capital finance expenses, net of current portion and accumulated
   amortization of $30,000                                                                 326,000
Customer list of acquired company, net of current portion                                  490,000
Other                                                                                       85,000
                                                                            -----------------------------
         Total Other Assets                                                              3,336,000
                                                                            -----------------------------
TOTAL ASSETS                                                                $           17,344,000
                                                                            =============================




                 See notes to consolidated financial statements.


                             ADVANCED PHOTONIX, INC.

                           CONSOLIDATED BALANCE SHEET
                              AT DECEMBER 26, 2004
                                   (UNAUDITED)


---------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit                                                              $               77,000
Accounts payable                                                                           687,000
Accrued salaries, wages and benefits                                                       488,000
Current portion of capital lease payable                                                    11,000
Other                                                                                      520,000
                                                                            -----------------------------
         Total Current Liabilities                                                       1,783,000
                                                                            -----------------------------

LONG TERM DEBT
Convertible note payable, net of discount of $141,000                                    4,859,000
Capital lease payable, net of current portion                                                5,000
                                                                            -----------------------------
         Total Long Term Debt                                                            4,864,000
                                                                            -----------------------------

COMMITMENTS AND CONTINGENCIES
Class A redeemable convertible preferred stock, $.001 par value; 780,000                    32,000
         shares authorized; 40,000 shares issued and outstanding

SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value; 10,000,000 shares authorized;
         780,000 shares designated Class A redeemable convertible;                             --
         no shares issued and outstanding other than Class A
         redeemable convertible
Class A common stock, $.001 par value; 50,000,000 shares  authorized;                       13,000
         13,512,631 shares issued and outstanding
Class B common stock, $.001 par value; 4,420,113 shares authorized;                            --
         31,691 shares issued and outstanding
Additional paid-in capital                                                              27,995,000
Accumulated Deficit                                                                    (17,343,000)
                                                                            -----------------------------
         Total Shareholders' Equity                                                     10,665,000
                                                                            -----------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $           17,344,000
                                                                            =============================

                 See notes to consolidated financial statements.


                             ADVANCED PHOTONIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended                               Nine Months Ended
                                       ---------------------------------------------  ----------------------------------------------
                                         December 26, 2004       December 28, 2003       December 26, 2004       December 28, 2003
                                       ---------------------  ----------------------  ----------------------  ----------------------

SALES                                         $3,852,000              $2,933,000             $10,814,000              $8,836,000
Cost of goods sold                             2,832,000               1,895,000               7,239,000               5,801,000
                                       ---------------------  ----------------------  ----------------------  ----------------------
GROSS PROFIT                                   1,020,000               1,038,000               3,575,000               3,035,000


Research and development expenses                 33,000                  32,000                 112,000                 189,000
Marketing and sales expenses                     278,000                 188,000                 888,000                 715,000
General and administrative expenses              592,000                 568,000               1,865,000               1,544,000
                                       ---------------------  ----------------------  ----------------------  ----------------------

INCOME FROM OPERATIONS                           117,000                 250,000                 710,000                 587,000
                                       ---------------------  ----------------------  ----------------------  ----------------------


OTHER INCOME / (EXPENSE)
Interest income                                  17,000                    5,000                  29,000                  15,000
Interest expense                                (63,000)                  (7,000)                (70,000)                (25,000)
Other, net                                      (36,000)                   8,000                 (27,000)                 16,000
                                       ---------------------  ----------------------  ----------------------  ----------------------
TOTAL OTHER INCOME (EXPENSE)                    (82,000)                   6,000                 (68,000)                  6,000
                                       ---------------------  ----------------------  ----------------------  ----------------------

NET INCOME                                    $  35,000                $ 256,000               $ 642,000               $ 593,000
                                       =====================  ======================  ======================  ======================

Basic Earnings Per Share                          $ .00                    $ .02                   $ .05                   $ .04
Diluted Earnings Per Share                        $ .00                    $ .02                   $ .05                   $ .04

Weighted Average Number
of  Common Shares Outstanding                13,437,000               13,458,000              13,433,000              13,441,000



                 See notes to consolidated financial statements.


                             ADVANCED PHOTONIX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

For the nine month period ended                                                     December 26, 2004       December 28, 2003
                                                                                    -----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                           $    642,000             $    593,000
Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation                                                                         269,000                  170,000
     Amortization                                                                          89,000                   58,000
     Disposal of fixed assets                                                              53,000                     --
Changes in operating assets and liabilities:
     Cash acquired through acquisition of Photonic Detectors, Inc.                         44,000                     --
     Short-term investments                                                            (1,100,000)                (300,000)
     Accounts receivable                                                                 (165,000)                 118,000
     Inventories                                                                         (680,000)                 136,000
     Prepaid expenses and other current assets                                           (240,000)                 (33,000)
     Other assets                                                                        (400,000)                 (29,000)
     Accounts payable and accrued expenses                                                266,000                 (522,000)
                                                                                 ------------------------ -----------------------
  Net cash provided by (used by) operating activities                                  (1,222,000)                 191,000
                                                                                 ------------------------ -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                     (150,000)                (227,000)
Purchase of outstanding shares of Photonic Detectors, Inc. common stock                (1,094,000)                    --
                                                                                 ------------------------ -----------------------
  Net cash used by investing activities                                                (1,244,000)                (227,000)
                                                                                 ------------------------ -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement of convertible note                                     5,000,000                     --
Proceeds from exercise of stock options                                                     1,000                   63,000
Repayment of Line of Credit                                                              (900,000)                (300,000)
                                                                                 ------------------------ -----------------------
  Net cash provided by (used by) financing activities                                   4,101,000                 (237,000)
                                                                                 ------------------------ -----------------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                      1,635,000                 (273,000)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                        1,299,000                  902,000
                                                                                 ------------------------ -----------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $  2,934,000             $    629,000
                                                                                 ======================== =======================

                 See notes to consolidated financial statements.


                             ADVANCED PHOTONIX, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
                                   (UNAUDITED)


For the nine month period ended                                                     December 26, 2004       December 28, 2003
                                                                                    -----------------       -----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                                   $ 70,000                $ 25,000
Cash paid for taxes                                                                        19,000                   5,000

                             ADVANCED PHOTONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 26, 2004

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Advanced Photonix, Inc. ("the Company") and the Company's wholly owned subsidiaries, Silicon Sensors Inc. ("SSI"), Texas Optoelectronics, Inc. ("TOI") and Photonic Detectors, Inc. ("PDI"). (See Note 2). These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. All significant intercompany accounts and transactions have been eliminated in consolidation. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the nine month period ended December 26, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 27, 2005. For further information, refer to the financial statements and notes thereto included in the Advanced Photonix, Inc. Annual Report on Form 10-KSB for the fiscal year ended March 28, 2004.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents: The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Operating Segment Information: The Company predominantly operates in one industry segment: light and radiation detection devices. Substantially all of the Company's assets and employees are located at the Company's facilities in Camarillo, California and Dodgeville, Wisconsin. In addition, the assets and employees located at the Photonic Detectors, Inc. facility in Simi Valley, California (see note 2) are currently in the process of being evaluated for transfer to either the Camarillo or Dodgeville site. It is expected that the transfer of business from Simi Valley into the other California and Wisconsin facilities will be completed by March 31, 2005.

For the nine month period ended December 26, 2004, sales to foreign countries amounted to approximately 16% of total revenues, with sales to the United Kingdom representing the largest portion at 7%. For the same nine month period in the prior year, export sales represented approximately 10% of total revenues, including sales to the United Kingdom amounting to 4% of total revenues.

Shipping and Handling Costs: The Company's policy is to classify shipping and handling costs as a component of Costs of Goods Sold in the Statement of Operations.

Net Income (Loss) Per Share: Net income (loss) per share is based on the weighted average number of common shares outstanding. Such weighted average shares were approximately 13,433,000 at December 26, 2004 and 13,441,000 at December 28, 2003. Net income (loss) per share calculations are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" (SFAS 128). Accordingly, "basic" net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the year. The impact of Statement 128 on the calculation of earnings per share is as follows:

                                                    Nine Months Ended           Nine Months Ended
    BASIC                                           December 26, 2004           December 28, 2003
    -----                                           -----------------           -----------------
    Average Shares Outstanding                          13,433,000                  13,441,000
    Net Income                                             642,000                     593,000
    Basic Income Per Share                                 $  0.05                     $  0.04

    DILUTED
    Average Shares Outstanding                          13,433,000                  13,441,000
    Net Effect of Shares Issuable
      pursuant to terms of convertible
      note, based on a weighted average                    708,000                        --
    Net Effect of Dilutive Stock Options
      and Warrants based on the treasury stock
      method using average market price                    873,000                     497,000
                                                        ----------                  ----------
    Total Shares                                        15,014,000                  13,938,000
    Net Income, adjusted for interest
      expense on convertible note
      (net of tax)                                         683,000                     593,000
    Diluted Earnings Per Share                             $  0.05                     $  0.04

    Average Market Price of Common Stock                   $  2.27                      $ 1.43
    Ending Market Price of Common Stock                    $  1.76                      $ 2.13

The following stock options granted to Company employees, directors, and former owners were excluded from the calculation of earnings per share in the financial statements because they were anti-dilutive for the periods reported:

    Nine Months Ended December 26, 2004               Nine Months Ended December 28, 2003
---------------------------------------------     ---------------------------------------------
   No. of Shares            Exercise Price           No. of Shares           Exercise Price
Underlying Options            Per Share           Underlying Options           Per Share
---------------------------------------------     ---------------------------------------------
      27,700                    2.5000                  80,000                   1.8750
       1,000                    3.0940                  28,400                   2.5000
     350,000                    3.1875                   1,000                   3.0940
      50,000                    5.3440                 350,000                   3.1875
--------------------------------------------            50,000                   5.3440
     428,700                                      ---------------------------------------------
============================================           509,400
                                                  =============================================


Inventories:  Inventories consist of the following:

                                                 December 26, 2004
                                             ------------------------------

       Raw materials                                 $ 3,156,000
       Work in progress                                1,008,000
       Finished products                                 224,000
                                             ------------------------------
       Total inventories                             $ 4,388,000
                                             ==============================

       Less reserve                                   (1,061,000)
                                             ------------------------------
       Inventories, net                              $ 3,327,000
                                             ==============================


NOTE 3 - ACQUISITION

On December 21, 2004, the Company purchased all of the issued and outstanding shares of common stock of PDI, a privately owned manufacturer of opto-electronic components and assemblies located in Simi Valley, California. The purchase price was 113,572 shares of API Class A Common Stock (issued at $1.82 per share) plus $1,075,000 in cash and the assumption of the Seller's trade accounts payable, accrued liabilities, and bank line of credit amounting to approximately $259,000. The Company incurred $19,000 of expenses in connection with this acquisition. The Company has plans to close the Simi Valley location and integrate its business into the Camarillo, California and Dodgeville, Wisconsin facilities. In connection with the transaction, the Company recorded a $612,000 intangible asset ("Customer List") which it will amortize over a 5 year period, beginning January 2005. A summary of the assets and liabilities acquired at fair market value is as follows:

         Assets Acquired
         Cash                                        $      44,000
         Accounts receivable                               239,000
         Inventories                                       423,000
         Prepaid & other current assets                      3,000
         Furniture and equipment                           239,000
         Customer list                                     612,000
                                                     -------------
           Total Assets Acquired                     $   1,560,000
                                                     -------------

         Liabilities Assumed
         Accounts payable                            $    (159,000)
         Accrued salaries & benefits                       (22,000)
         Bank line of credit                               (78,000)
                                                     -------------
           Total liabilities assumed                 $    (259,000)
                                                     -------------

         Total Purchase Price                        $   1,301,000
                                                     =============

NOTE 4 - NOTE PAYABLE

On October 12, 2004, the Company entered into a definitive agreement for the private placement to three institutional investors of $5 million aggregate principal amount of its senior convertible notes. The notes are convertible at the option of the holder under certain circumstances into shares of the Company's Class A Common Stock at an initial conversion price of $1.9393 per share, subject to adjustment. The notes pay interest at an annual rate of prime plus 1% and will mature on September 30, 2007. $2.5 million of the purchase price for the notes is being held in a cash collateral account subject to release upon satisfaction of certain conditions specified in the purchase agreement. In connection with the transaction, the Company has issued to the investors five-year warrants to purchase 850,822 shares of the Company's Class A Common Stock at an exercise price of $2.1156 per share, subject to adjustment. The Company has agreed to register the shares of common stock issuable upon conversion of the notes and upon exercise of the warrants for resale under the Securities Act of 1933. The investors have the option for a period of one year following effectiveness of the registration statement to acquire an additional $5 million aggregate principal amount of the notes with an initial conversion price of $2.1156 per share and five-year warrants to purchase an additional 850,822 shares of common stock. In accordance with APB 14, the Company has recorded a discount to the note, and an increase to Additional Paid In Capital, of $141,000 to account for the fair value associated with the note's detachable warrants. Upon any exercise of the conversion feature, the notes will then be converted from debt to equity. A copy of the agreement and all related documents were filed with the Securities and Exchange Commission on October 12, 2004 on Form 8-K, and the foregoing summary is qualified in its entirety by reference thereto.


NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

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

In November 2004, the FASB issued SFAS 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period chargees. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The Company will adopt this statement for the fiscal year beginning March 27, 2006.

In December 2004, the FASB issued Statement No. 123(R), "Share-Based Payment". This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". This statement covers a wide range of share-based compensation, including stock options, and requires that the compensation cost relating to share-based transactions be measured at fair value and recognized in the financial statements. Public entities filing as small business issuers will be required to apply Statement 123(R) in the first interim or annual reporting period beginning after December 15, 2005. The Company will adopt this statement on December 26, 2005.

The Company does not believe that these accounting pronouncements will have a material impact on its financial position or results of operations.

Item 2.  Management's Discussion and Analysis

Application of Critical Accounting Policies
Application of our accounting policies requires management to make certain judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts could be reported if there are changes in the assumptions and estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, impairment costs, depreciation and amortization, warranty costs, taxes and contingencies. Management has identified the following accounting policies as critical to an understanding of our financial statements and/or as areas most dependent on management's judgment and estimates.

Revenue  Recognition
In accordance with Staff Accounting Bulletin No. 104, we recognize revenue from the sale of products when the products are shipped to the customer. Revenues from the sale of services consist of non-recurring engineering charges, which are recognized when the services have been rendered. Historically, sales returns have amounted to less than 1% of net income and all sales are recorded net of sales returns and discounts.

Impairment of Long-Lived Assets
We continually review the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." We also review long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, then intangible assets, if any, are written down first, followed by the other long-lived assets to fair value. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending on the nature of the assets.

Deferred Tax Asset Valuation Allowance
We record a deferred tax asset in jurisdictions where we generate a loss for income tax purposes. Due to our history of operating losses, we have recorded a full valuation allowance against these deferred tax assets in accordance with SFAS 109, "Accounting for Income Taxes," because, in management's judgment, the deferred tax assets may not be realized in the foreseeable future.

Inventories
Our inventories are stated at standard cost (which approximates the first-in, first-out method) or market. Slow moving and obsolete inventories are analyzed quarterly. To calculate a reserve for obsolescence, we begin with a review of our slow moving inventory. Any inventory which has not moved within the past 24 months is reserved for at 100% of book value; inventory which has not moved within the past 12 months is reserved for at 40%. The percentages applied to the reserve calculation are based on historical usage analyses. In addition, any residual inventory which is customer specific and remaining on hand at the time of contract completion is reserved for at the standard unit cost. The complete list of slow moving and obsolete inventory is then reviewed by the production, engineering and/or purchasing departments to identify items that can be utilized in the near future. These items are then excluded from the analysis and the remaining amount of slow-moving and obsolete inventory is then reserved for. Additionally, non-cancelable open purchase orders for parts we are obligated to purchase where demand has been reduced may be reserved. Reserves for open purchase orders where the market price is lower than the purchase order price are also established. If a product which had previously been reserved for is subsequently sold, the amount of reserve specific to that item is then reversed.

Accounts Receivable and Allowance for Doubtful Accounts
The Allowance for Doubtful Accounts is established by analyzing each account that has a balance over 90 days past due. Each account is individually assigned a probability of collection. The total amount determined to be uncollectible in the 90-days-past-due category is then reserved fully. The percentage of this reserve to the 90-days-past-due total is then established as a guideline and applied to the rest of the non-current accounts receivable balance where appropriate. When other circumstances suggest that a receivable may not be collectible, it is immediately reserved for, even if the receivable is not yet in the 90-days-past-due category.


RESULTS OF OPERATIONS

The Company's net sales for the third quarter (Q3 05) and nine month period (YTD
05) ended December 26, 2004, were $3.85 million and $10.81 million, respectively. As compared to the third quarter of the prior year ("Q3 04"), net sales increased by 31%, while year to date net sales increased by 22% over the same nine month period of the prior year (YTD 04).

As has been the case throughout most of the current fiscal year, the increase in net sales for both the quarter and year to date periods is largely attributable to increases in revenues to the medical and industrial sensing markets, which have increased by 48% and 38%, respectively, over the same quarter of the previous year. Year to date, sales to the medical markets, which represent 16% of total sales, have increased 32% over the prior year and sales to the industrial sensing markets, representing 42% of total sales, have increased by 26% over the same nine month period of the previous year. In addition, sales to the military aerospace markets continue to grow and currently represent 35% of total year to date revenues. As the acquisition of Photonic Detectors, Inc.
(PDI) was not completed until the end of the fiscal quarter, none of the sales increases are attributable to revenues generated as a result of acquisition. We continue to expect sales to increase in fiscal 2005 as compared to fiscal 2004; however our shipment schedules and thus recognition of revenues are primarily dependent on customer defined delivery schedules. As such, our quarter to quarter comparisons often vary for revenue and market composition, due to fluctuations in customer delivery schedules which are beyond our control.


COSTS AND EXPENSES

Cost of product sales increased by $937,000 (49%) during Q3 05 and by $1.44 million (25%) during YTD 05 as compared to the same periods of the prior year. Stated as a percentage of net sales, cost of goods sold increased 9 percentage points to 74% for Q3 05, as compared to 65% in Q3 04. Year over year, cost of sales increased only slightly, to 67%, as compared to 66% in the previous year. As a result, gross margin decreased to 26% for the quarter and to 33% year to date, as compared to 35% and 34% for the comparable periods of the prior year. The reduction in margins for the quarter is the direct result of manufacturing issues, including machinery failures and other production yield issues, encountered during the quarter. These issues, which resulted in low product yields and large amounts of scrapped materials, accounted for approximately 50% of the variance and occurred primarily during the latter half of the quarter. The remaining variance was due to the recognition of manufacturing costs (materials, labor and overhead) associated with work in progress jobs which were determined to be no longer current. We regard both the quarterly and year to date gross margins to be lower than expected and, assuming no additional mechanical or production failures, we anticipate that year end gross margins will improve slightly, by one to two percentage points over the current year to date margin.

Research and development (R&D) costs remained flat at $33,000 in Q3 05 as compared to $32,000 in Q3 04 (an increase of 3%). Year to date, research and development costs have decreased by $77,000 or 41% as compared to YTD 04. Throughout the year, management has continued to focus R&D expenditures on those projects which offer higher commercial potential per each dollar spent and the current level of expense approximates our expectations for both the quarter and year to date periods. During the remainder of the fiscal year, we expect R&D expenses to remain at or above the same level. At this time, we do not anticipate any major fluctuations in R&D activity; however the possibility exists that certain customer project parameters may change which would cause an increase in R&D expenses for any given period.

Marketing and sales expenses increased by $90,000 (48%) to $278,000 in the third quarter of 2005 compared to Q3 04 and by $173,000 (24%) to $888,000 year to date, as compared to YTD 04. Stated as a percentage of sales, marketing and sales expenses represent 7% and 8% for the quarter and year to date periods, respectively. The increase over the prior year for both comparative periods remains primarily due to expansion of the sales department during the year, resulting in increased salaries, commissions, travel and other employee related expenses as well as increases in advertising and marketing expenses over the same periods of the prior year. In addition, marketing and sales expenses in the prior year were lower than expected due to a recovery of amounts previously recorded as bad debt expense. Although no significant bad debt expenses have been recorded in the current year, net expenses are higher as they do not reflect any credits as a result of bad debt recoveries. The Company expects that the current level of marketing and sales expenses, presented as a percentage of net sales, is a fair representation of what can be expected of the remainder of the year.

General and administrative (G&A) expenses increased by $24,000 (4%) to $592,000 in Q3 05 as compared to $568,000 in Q3 04. Year to date, general and administrative expenses increased by $321,000 (21%) to $1.865 million as compared to $1.544 million for YTD 04. The net increase for the quarter is primarily due to accumulated expenses associated with the private placement transaction which are being amortized over the term of the note (36 months). In addition to the capital finance expenses, the increases in year to date expenses are attributable to costs associated with the Company's ongoing acquisition investigation activities. As with the sales department, additional G&A personnel have been added during the year, resulting in increased salary and employee related expenses, as well as increased accruals of bonus expenses. Expressed as a percentage of net sales, G&A expenses represent 17% of year to date revenues, which we feel is indicative of what can be expected for the remainder of the fiscal year.

In addition to the above, net income for the quarter was impacted by interest expense of $63,000 and by losses on the disposal of fixed assets totaling $33,000. Both the manufacturing issues and loss on fixed asset disposals are considered by management to be one-time events, and are not expected to repeat during the remainder of the fiscal year. As such, net income was $35,000, or $0.00 per share, for Q3 05 and $642,000, or $0.05 per share, for YTD 05. During the same periods of the prior year, the Company reported net income of $256,000 ($0.02 per share) and $593,000 ($0.04 per share), respectively.

LIQUIDITY AND CAPITAL RESOURCES

On December 21, 2004, the Company purchased the business and all of the outstanding stock of Photonic Detectors, Inc., a privately owned manufacturer of optoelectronic components and assemblies, located in Simi Valley, California. In connection with the transaction, the Company acquired certain net assets, including $44,000 cash, and assumed certain outstanding liabilities of Photonic Detectors, Inc. $1,050,000 net cash was expended for the transaction, which included the agreed purchase price of $1,075,000, plus additional expenses incurred of $19,000, less the $44,000 cash received.

At December 26, 2004 , the Company had cash, cash equivalents and short term investments of $5.7 million and working capital of $10.8 million. The Company's cash and cash equivalents increased by $1.6 million during the nine months ended December 26, 2004, net of $1.1 million transferred from cash and cash equivalents to short-term investments. $5.0 million was obtained through private placement of a convertible note, of which $2.5 million was placed in a cash collateral account subject to release upon satisfaction of certain conditions (See Note 4 to the Consolidated Financial Statements), and the balance was available for working capital and other requirements. Cash used by operating activities totaled $122,000, which included significant outlays for capital finance expenses and other prepaid expenses. $900,000 was used to pay off the Company's credit line balance and $150,000 was used for capital expenditures required primarily for necessary computer and manufacturing equipment upgrades or replacements.

The Company is exposed to interest rate risk for marketable securities. Due to continually declining interest rates available to the Company pursuant to its investment policy, the Company was able to achieve the best yields on liquid money market and equity fund accounts and thus transferred the majority of its available cash reserves from longer term investment instruments to such accounts during the past year. At December 26, 2004, the Company held $2.8 million in a highly liquid equity fund account which carries an average interest rate of 1.3%. During the remainder of 2005, the Company will continue to monitor available interest rates and will attempt to utilize the best possible avenues of investment for its excess liquid assets.


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

          31.2 Certification of the Registrant's Chief Financial Officer and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.3  Certification of the Registrant's President pursuant to
                  Section 302 of the  Sarbanes-Oxley  Act of 2002

          32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

The Company filed form 8-K on October 12, 2004 to announce that it had entered into a definitive agreement for the private placement of $5 million aggregate principal amount of its senior convertible notes. In connection with the transaction, the Company also issued warrants to purchase up to 850,822 shares of the Company's common stock.

The Company filed form 8-K on November 9, 2004 to report that an amendment to the 2000 Stock Option Plan, increasing the amount of options available for issuance from 1,500,000 to 2,500,000, had been approved by the shareholders at the Annual Meeting of Shareholders held on August 27, 2004.

The Company filed form 8-K on November 10, 2004 to report that it had issued a press release dated November 9, 2004 announcing financial results for the quarter ended September 26, 2004.

The Company filed form 8-K on December 23, 2004 to report that it had entered into a stock purchase agreement on December 21, 2004 and had purchased all of the issued and outstanding shares of Photonic Detectors, Inc. for a purchase price of $1,075,000 cash and 113,572 shares of API's common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Advanced Photonix, Inc.
                                        -------------------------------
                                        (Registrant)


Date:    February 15, 2005              /s/ Richard Kurtz
         -----------------              -------------------------------
                                        Richard Kurtz
                                        Chief Executive Officer,
                                        Chairman and Director



                                        /s/ Susan Schmidt
                                        -------------------------------
                                        Susan Schmidt
                                        Chief Financial Officer and Secretary



                                        /s/ Paul Ludwig
                                        -------------------------------
                                        Paul Ludwig
                                        President