Form 10QSB/A
period 2004-12-26
ADVANCED PHOTONIX INC
filed 2005-03-22
CIK 869986

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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

                             ADVANCED PHOTONIX, INC.
                        QUARTERLY REPORT ON FORM 10-QSB/A
                For the quarterly period ended December 26, 2004

                                INTRODUCTORY NOTE



     This Amendment No. 1 on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Advanced Photonix, Inc. (the Company) for the quarterly period ended December 26, 2004 is being filed to (a) restate the Company's Consolidated Balance Sheet and Statement of Cash Flows (Unaudited) and (b) revise related and other disclosures included in the quarterly report on Form 10-QSB.

     The restatement of the Balance Sheet primarily involves a reclassification of specific cash accounts and other accrued liabilities: Previously, $2,800,000 was shown on the balance sheet as short term investments; due to the highly liquid and short-term nature of these funds, this amount has been reclassified as cash equivalents. $2,500,000 of restricted cash was included in the total cash balance; this amount has been reclassified and presented as a separate line item on the balance sheet. Customer deposits were previously included in Other current liabilities; this amount has been reclassified and presented as a separate line item under Current Liabilities.

     The Statement of Cash Flows has been restated to reflect the related changes in short-term investments and restricted cash, as well as a reclassification of the cash acquired through acquisition from an operating activity to a financing activity. Accordingly, management's discussion regarding Liquidity and Capital Resources has been revised to reflect the changes made.

     Additionally, Note 4 to the Consolidated Financial Statements has been revised to provide additional detail on the terms relating to the restricted cash account and the disclosure under Item 3. Controls and Procedures has been revised to more accurately describe management's process for evaluating the Company's disclosure controls and procedures.

     This Amendment No. 1 amends Parts I and II of the Quarterly Report on Form 10-QSB for the quarterly period ended December 26, 2004. This Amendment No. 1 continues to reflect circumstances as of the date of the original filing of the Quarterly Report on Form 10-QSB and the Company has not updated the disclosures contained therein to reflect events that occurred at a later date, except for items relating to the restatement and disclosures regarding the restricted cash account.

                             ADVANCED PHOTONIX, INC.

                                      INDEX


                                                                                                                   PAGE
PART I           FINANCIAL INFORMATION

    Item 1.      Financial Statements (Unaudited)

                 Consolidated Balance Sheet at December 26, 2004                                                   4 - 5

                 Consolidated Statements of Operations for the three and nine month periods ended
                   December 26, 2004 and December 28, 2003                                                           6

                 Consolidated Statements of Cash Flows for the nine month periods ended
                   December 26, 2004 and December 28, 2003                                                         7 - 8

                 Notes to Consolidated Financial Statements                                                        9 - 13

    Item 2.      Management's Discussion and Analysis                                                             14 - 17

    Item 3.      Controls and Procedures                                                                             18

PART II          OTHER INFORMATION                                                                                   18

                 SIGNATURES                                                                                          19

                             ADVANCED PHOTONIX, INC.

                           CONSOLIDATED BALANCE SHEET
                              AT DECEMBER 26, 2004
                                   (UNAUDITED)


---------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                   $           3,234,000
Restricted cash                                                                         2,500,000
Accounts receivable, less allowance of $44,000                                          2,846,000
Inventories, net of reserve of $1,061,000                                               3,327,000
Prepaid expenses and other current assets                                                 630,000
                                                                            -----------------------------
         Total Current Assets                                                          12,537,000
                                                                            -----------------------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost                                           5,091,000
Less accumulated depreciation and amortization                                         (3,620,000)
                                                                            -----------------------------
         Total Equipment and Leasehold Improvements                                     1,471,000
                                                                            -----------------------------

OTHER ASSETS
Goodwill, net of accumulated amortization of $353,000                                   2,421,000
Patents, net of accumulated amortization of $50,000                                        14,000
Prepaid capital finance expenses, net of current portion and accumulated
   amortization of $30,000                                                                326,000
Customer list of acquired company, net of current portion                                 490,000
Other                                                                                      85,000
                                                                            -----------------------------
         Total Other Assets                                                             3,336,000
                                                                            -----------------------------
TOTAL ASSETS                                                                $          17,344,000
                                                                            =============================




                 See notes to consolidated financial statements.

                             ADVANCED PHOTONIX, INC.

                           CONSOLIDATED BALANCE SHEET
                              AT DECEMBER 26, 2004
                                   (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Line of credit                                                              $              77,000
Accounts payable                                                                          687,000
Accrued salaries, wages and benefits                                                      488,000
Current portion of capital lease payable                                                   11,000
Customer deposits                                                                         305,000
Other accrued liabilities                                                                 215,000
                                                                            -----------------------------
         Total Current Liabilities                                                      1,783,000
                                                                            ------------------------------

LONG TERM DEBT
Convertible note payable, net of discount of $141,000                                   4,859,000
Capital lease payable, net of current portion                                               5,000
                                                                            ------------------------------
         Total Long Term Debt                                                           4,864,000
                                                                            ------------------------------

COMMITMENTS AND CONTINGENCIES
Class A redeemable convertible preferred stock, $.001 par value; 780,000                   32,000
         shares authorized; 40,000 shares issued and outstanding
SHAREHOLDERS' EQUITY
Preferred stock, $.001 par value; 10,000,000 shares authorized;
         780,000 shares designated Class a redeemable convertible;
         no shares issued and outstanding other than Class A                                 --
         redeemable convertible
Class A common stock, $.001 par value; 50,000,000 shares  authorized;                      13,000
         13,512,631 shares issued and outstanding
Class B common stock, $.001 par value; 4,420,113 shares authorized;                          --
         31,691 shares issued and outstanding
Additional paid-in capital                                                             27,995,000
Accumulated Deficit                                                                   (17,343,000)
                                                                            ------------------------------
         Total Shareholders' Equity                                                    10,665,000
                                                                            ------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $          17,344,000
                                                                            ==============================

                 See notes to consolidated financial statements.


                             ADVANCED PHOTONIX, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months Ended                               Nine Months Ended
                                      ----------------------------------------------  ----------------------------------------------
                                         December 26, 2004       December 28, 2003       December 26, 2004       December 28, 2003
                                      ----------------------  ----------------------  ----------------------  ----------------------

SALES                                         $3,852,000              $2,933,000             $10,814,000              $8,836,000
Cost of goods sold                             2,832,000               1,895,000               7,239,000               5,801,000
                                      ----------------------  ----------------------  ----------------------  ----------------------
GROSS PROFIT                                   1,020,000               1,038,000               3,575,000               3,035,000

Research and development expenses                 33,000                  32,000                 112,000                 189,000
Marketing and sales expenses                     278,000                 188,000                 888,000                 715,000
General and administrative expenses              592,000                 568,000               1,865,000               1,544,000
                                      ----------------------  ----------------------  ----------------------  ----------------------

INCOME (LOSS) FROM OPERATIONS                    117,000                 250,000                 710,000                 587,000
                                      ----------------------  ----------------------  ----------------------  ----------------------

OTHER INCOME
Interest income                                  17,000                    5,000                  29,000                  15,000
Interest expense                                (63,000)                  (7,000)                (70,000)                (25,000)
Other, net                                      (36,000)                   8,000                 (27,000)                 16,000
                                      ----------------------  ----------------------  ----------------------  ----------------------
TOTAL OTHER INCOME (EXPENSE)                    (82,000)                   6,000                 (68,000)                  6,000
                                      ----------------------  ----------------------  ----------------------  ----------------------

NET INCOME (LOSS)                             $  35,000               $  256,000             $   642,000              $  593,000

                                      ======================  ======================  ======================  ======================
Basic Earnings Per Share                          $ .00                    $ .02                   $ .05                   $ .04
Diluted Earnings Per Share                        $ .00                    $ .02                   $ .05                   $ .04

Weighted Average Number
of  Common Shares Outstanding                 13,437,000              13,458,000              13,433,000              13,441,000



                 See notes to consolidated financial statements.



                             ADVANCED PHOTONIX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

For the nine month period ended                                                     December 26, 2004       December 28, 2003
                                                                                    -----------------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                                               $ 642,000                $ 593,000
Adjustments to reconcile net income to net cash provided by
operating activities:
     Depreciation                                                                          269,000                  170,000
     Amortization                                                                           89,000                   58,000
     Disposal of fixed assets                                                               53,000                      --
Changes in operating assets and liabilities:
     Accounts receivable                                                                  (165,000)                 118,000
     Inventories                                                                          (680,000)                 136,000
     Prepaid expenses and other current assets                                            (240,000)                 (33,000)
     Other assets                                                                         (400,000)                 (29,000)
     Accounts payable and accrued expenses                                                 266,000                 (522,000)
                                                                                 ------------------------ -----------------------
  Net cash provided by (used by) operating activities                                     (166,000)                 491,000
                                                                                 ------------------------ -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures                                                                      (150,000)                (227,000)
Short term investments                                                                   1,700,000                 (300,000)
Increase in restricted cash                                                             (2,500,000)                     --
Cash acquired through acquisition of Photonic Detectors, Inc.                               44,000                      --
Purchase of outstanding shares of  Photonic Detectors, Inc. common stock                (1,094,000)                     --
                                                                                 ------------------------ -----------------------
  Net cash used by investing activities                                                 (2,000,000)                (527,000)
                                                                                 ------------------------ -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement of convertible note                                      5,000,000                      --
Proceeds from exercise of stock options                                                      1,000                   63,000
Repayment of Line of Credit                                                               (900,000)                (300,000)
                                                                                 ------------------------ -----------------------
  Net cash provided by (used by) financing activities                                    4,101,000                 (237,000)
                                                                                 ------------------------ -----------------------

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS                                       1,935,000                 (273,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         1,299,000                  902,000
                                                                                 ------------------------ -----------------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                             $ 3,234,000                $ 629,000
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

                             ADVANCED PHOTONIX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 26, 2004

                                   (UNAUDITED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements include the accounts of Advanced Photonix, Inc. ("the Company") and the Company's wholly owned subsidiaries, Silicon Sensors Inc. ("SSI"), Texas Optoelectronics, Inc. ("TOI") and Photonic Detectors, Inc. ("PDI"). (See Note 3). These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X and Regulation S-B. All significant intercompany accounts and transactions have been eliminated in consolidation. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the nine month period ended December 26, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending March 27, 2005. For further information, refer to the financial statements and notes thereto included in the Advanced Photonix, Inc. Annual Report on Form 10-KSB for the fiscal year ended March 28, 2004.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents: The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Operating Segment Information: The Company predominantly operates in one industry segment: light and radiation detection devices. Substantially all of the Company's assets and employees are located at the Company's facilities in Camarillo, California and Dodgeville, Wisconsin. In addition, the assets and employees located at the Photonic Detectors, Inc. facility in Simi Valley, California (see Note 3) are currently in the process of being evaluated for transfer to either the Camarillo or Dodgeville site. It is expected that the transfer of business from Simi Valley into the other California and Wisconsin facilities will be completed by March 31, 2005.

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

                                                     Nine Months Ended           Nine Months Ended
         BASIC                                       December 26, 2004           December 28, 2003
         -----                                       -----------------           -----------------
         Average Shares Outstanding                     13,433,000                    13,441,000
         Net Income (Loss)                                 642,000                       593,000
         Basic Income (Loss) Per Share                     $  0.05                       $  0.04

         DILUTED
         Average Shares Outstanding                     13,433,000                    13,441,000
         Net Effect of Shares Issuable
           pursuant to terms of convertible
           note, based on a weighted average               708,000                           --
         Net Effect of Dilutive Stock Options
           and Warrants based on the treasury stock
           method using average market price               873,000                       497,000

         Total Shares                                   15,014,000                    13,938,000
         Net Income, adjusted for interest
           expense on convertible note
           (net of tax)                                    683,000                       593,000
         Diluted Earnings Per Share                        $  0.05                       $  0.04

         Average Market Price of Common Stock              $  2.27                        $ 1.43
         Ending Market Price of Common Stock               $  1.76                        $ 2.13

The following stock options granted to Company employees, directors, and former owners were excluded from the calculation of earnings per share in the financial statements because they were anti-dilutive for the periods reported:

    Nine Months Ended December 26, 2004                Nine Months Ended December 28, 2003
----------------------------------------------     ---------------------------------------------
  No. of Shares               Exercise Price         No. of Shares              Exercise Price
Underlying Options              Per Share          Underlying Options            Per Share
----------------------------------------------     ---------------------------------------------
     27,700                       2.5000                  80,000                   1.8750
      1,000                       3.0940                  28,400                   2.5000
    350,000                       3.1875                   1,000                   3.0940
     50,000                       5.3440                 350,000                   3.1875
--------------------------------------------              50,000                   5.3440
    428,700                                         ---------------------------------------------
============================================             509,400
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

         Assets Acquired
         Cash                                        $      44,000
         Accounts receivable                               239,000
         Inventories                                       423,000
         Prepaid & other current assets                      3,000
         Furniture and equipment                           239,000
         Customer list                                     612,000
                                                     --------------
           Total Assets Acquired                     $   1,560,000
                                                     --------------

         Liabilities Assumed
         Accounts payable                            $    (159,000)
         Accrued salaries & benefits                       (22,000)
         Bank line of credit                               (78,000)
                                                     --------------
           Total liabilities assumed                 $    (259,000)
                                                     --------------

         Total Purchase Price                        $   1,301,000
                                                     ==============

NOTE 4 - NOTE PAYABLE & RESTRICTED CASH

On October 12, 2004, the Company entered into a definitive agreement for the private placement to three institutional investors of $5 million aggregate principal amount of its senior convertible notes. The notes are convertible at the option of the holder under certain circumstances into shares of the Company's Class A Common Stock at an initial conversion price of $1.9393 per share, subject to adjustment. The notes pay interest at an annual rate of prime plus 1% and will mature on September 30, 2007. $2.5 million of the purchase price for the notes is being held in a cash collateral account subject to release upon satisfaction of certain conditions specified in the purchase agreement. The original conditions of release provided for $1,250,000 to be eligible for release if the Company had entered into a definitive agreement for a permitted acquisition on or before January 31, 2005. Subsequently, any balance remaining in the cash collateral account, up to the full $2,500,000, would be released upon the Company's consummation of a permitted acquisition on or before March 31, 2005. The original terms were modified by letters of agreement between API and the investors dated March 9, 2005. The modified terms provide for $1,250,000 to be released upon entry into a definitive agreement for a permitted acquisition on or before March 11, 2005 and for the remaining funds to be released upon the consummation of that acquisition on or before May 1, 2005. A "permitted acquisition" is defined in the Securities Purchase Agreement as the purchase by the Company of an entity with (1) EBITDA of not less than $750,000 during the twelve months immediately preceeding the acquisition and (2) revenues of not less than $4,000,000 during the twelve months immediately preceeding the acquisition. Since Photonic Detectors, Inc. did not qualify as a "permitted acquisition" no funds were released as a result of completing that transaction. The original Securities Purchase Agreement was filed with the Securities and Exchange Commission on October 12, 2004.

In connection with the transaction, the Company had issued to the investors five-year warrants to purchase 850,822 shares of the Company's Class A Common Stock at an exercise price of $2.1156 per share, subject to adjustment. The Company has agreed to register the shares of common stock issuable upon conversion of the notes and upon exercise of the warrants for resale under the Securities Act of 1933. The investors have the option for a period of one year following effectiveness of the registration statement to acquire an additional $5 million aggregate principal amount of the notes with an initial conversion price of $2.1156 per share and five-year warrants to purchase an additional 850,822 shares of common stock. The original terms of the warrants issued and, the additional warrants to be issued, in the private placement to the investors were also modified on March 9, 2005 to reduce the exercise price from $2.1156 per share of Class A Common Stock of API to $1.78 per share. Similarly, on March 9, 2005, the terms of the notes issued in connection with the private placement (the "Notes") were modified to (i) provide that the interest rate shall not be less than 6.5% at any time and (ii) increase the amount of "Permitted Indebtedness" (as such term is defined in the Notes) from $3 million to $6 million and (iii) decrease the amount of "Permitted Acquisition Indebtedness" (as such term is defined in the Notes) from $6 million to $3 million. In addition, the investors in the private placement have agreed to subordinate, pursuant to a form of subordination agreement in form and substance reasonable satisfactory to them, (i) the principal and interest payments on the Notes to the "Permitted Bank Debt" (as such term is defined in the letters of agreement) and (ii) their liens on the Company's assets to any lien granted by the Company as security for the "Permitted Bank Debt".

In accordance with APB 14, the Company has recorded a discount to the note of $141,000 to account for the fair value associated with the note's detachable warrants. Upon any exercise of the conversion feature, the notes will then be converted from debt to equity. A copy of the original agreement and all related documents were filed with the Securities and Exchange Commission on October 12, 2004 on Form 8-K, and the foregoing summary is qualified in its entirety by reference thereto.

NOTE 5 - NEW ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation 46(r), ("FIN 46(r)") "Consolidation of Variable Interest
Entities". The pronouncement amends Accounting Research Bulletin 51 to set standards to require financial statement consolidation of certain variable interest entities that meet specific characteristics if the company has a controlling financial interest. This interpretation shall be applied to all variable interest entities by the end of the first reporting period ending after December 15, 2004, for enterprises that are small business issuers. The Company adopted this Interpretation on October 1, 2004.


In December 2004, the FASB issued Statement No. 123(R), ("FAS 123(R)") "Share-Based Payment". This statement replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". FAS 123(R) covers a wide range of share-based compensation, including stock options, and requires that the compensation cost relating to share-based transactions be measured at fair value and recognized in the financial statements. Public entities filing as small business issuers will be required to apply Statement 123(R) in the first interim or annual reporting period beginning after December 15, 2005. The Company will adopt this statement in January 2006.


In November 2004, the FASB issued FASB Statement No. 151, "Inventory Costs - An amendment of ARB No. 43, Chapter 4". Statement 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, Statement 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The Company will adopt this standard on April 1, 2006.


In December 2004, the FASB issued FASB Statement No. 153, "Exchanges of Nonmonetary Assets" which is an amendment of APB Opinion No. 29. The amendments made by the Statement are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company will adopt this statement on October 1, 2005.


The Company does not believe that either of these accounting pronouncements will have a material impact on its financial position or results of operations.

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

Revenue Recognition
In accordance with Staff Accounting Bulletin No. 404, we recognize revenue from the sale of products when the products are shipped to the customer. Revenues from the sale of services consist of non-recurring engineering charges, which are recognized when the services have been rendered. Historically, sales returns have amounted to less than 1% of net income and all sales are recorded net of sales returns and discounts.

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

RESULTS OF OPERATIONS
---------------------
The Company's net sales for the third quarter (Q3 05) and nine month period (YTD
05) ended December 26, 2004, were $3.85 million and $10.81 million, respectively. As compared to the third quarter of the prior year ("Q3 04"), net sales increased by 31%, while year to date net sales increased by 22% over the same nine month period of the prior year (YTD 04).

As has been the case throughout most of the current fiscal year, the increase in net sales for both the quarter and year to date periods is largely attributable to increases in revenues to the medical and industrial sensing markets, which have increased by 48% and 38%, respectively, over the same quarter of the previous year. Year to date, sales to the medical markets, which represent 16% of total sales, have increased 32% over the prior year and sales to the industrial sensing markets, representing 42% of total sales, have increased by 26% over the same nine-month period of the previous year. In addition, sales to the military aerospace markets continue to grow and currently represent 35% of total year to date revenues. As the acquisition of Photonic Detectors, Inc.
(PDI) was not completed until the end of the fiscal quarter, none of the sales increases are attributable to revenues generated as a result of acquisition. We continue to expect sales to increase in fiscal 2005 as compared to fiscal 2004; however our shipment schedules and thus recognition of revenues are primarily dependent on customer defined delivery schedules. As such, our quarter-to-quarter comparisons often vary for revenue and market composition, due to fluctuations in customer delivery schedules which are beyond our control.

COSTS AND EXPENSES
------------------
Cost of product sales increased by $937,000 (49%) during Q3 05 and by $1.44 million (25%) during YTD 05 as compared to the same periods of the prior year. Stated as a percentage of net sales, cost of goods sold, increased 9 percentage points to 74% for Q3 05, as compared to 65% in Q3 04. Year over year, cost of sales increased only slightly, to 67%, as compared to 66% in the previous year. As a result, gross margin decreased to 26% for the quarter and to 33% year to date, as compared to 35% and 34% for the comparable periods of the prior year. The reduction in margins for the quarter is the direct result of manufacturing issues, including machinery failures and other production yield issues, encountered during the quarter. Machinery and production failures which resulted in low product yields and large amounts of scrapped materials accounted for approximately 50% of the variance and occurred primarily during the latter half of the quarter. The remaining variance was due to the recognition of manufacturing costs (materials, labor and overhead) associated with work in progress jobs which were determined to be no longer current. We regard both the quarterly and year to date gross margins to be lower than expected and, assuming no additional mechanical or production failures, we anticipate that year end gross margins will improve slightly, by one to two percentage points over the current year to date margin.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------
On December 21, 2004, the Company purchased the business and all of the outstanding stock of Photonic Detectors, Inc., a privately owned manufacturer of optoelectronic components and assemblies, located in Simi Valley, California. In connection with the transaction, the Company acquired certain net assets, including $44,000 cash, and assumed certain outstanding liabilities of Photonic Detectors, Inc. $1,050,000 net cash was expended for the transaction, which included the agreed purchase price of $1,075,000, plus additional expenses incurred of $19,000, less the $44,000 cash received.

At December 26, 2004 , the Company had cash and cash equivalents of $3.2 million and working capital of $10.8 million. The Company's cash and cash equivalents increased by $1.9 million during the nine months ended December 26, 2004, including $1.7 million transferred from short-term investments into cash. $5.0 million was obtained through private placement of a convertible note, of which $2.5 million was placed in a restricted cash collateral account subject to release upon satisfaction of certain conditions (See Note 4 to the Consolidated Financial Statements), and the balance was available for working capital and other requirements. Cash used by operating activities totaled $166,000, which included significant outlays for capital finance expenses and other prepaid expenses. $900,000 was used to pay off the Company's credit line balance and $150,000 was used for capital expenditures required primarily for necessary computer and manufacturing equipment upgrades or replacements.

The Company is exposed to interest rate risk for marketable securities. Due to anticipated cash needs and continually declining interest rates available to the Company pursuant to its investment policy, the Company was able to achieve the best yields on liquid money market and income fund accounts and thus transferred the majority of its available cash reserves from longer term investment instruments to such short term accounts during the past year. At December 26, 2004, the Company held $2.8 million in highly liquid income and money fund accounts which carry an average interest rate of 1.3%. Due to the short-term nature of these funds, the full $2.8 million is considered to be a cash equivalent. During the remainder of 2005, the Company will continue to monitor available interest rates and will attempt to utilize the best possible avenues of investment for its excess liquid assets.

Item 3.   Controls and Procedures

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by the quarterly report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There were no changes in internal controls over financial reporting or in other factors during the period reported that have materially affected, or that are reasonably likely to materially affect, internal controls over financial reporting. Subsequent to the date of their evaluation, there have been no significant changes in internal controls over financial reporting which are likely to materially affect internal controls over financial reporting for future periods.


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




                            PART II OTHER INFORMATION
Items 1-5
None.

Item 6   Exhibits and Reports on Form 8-K
(a)      Exhibits
         --------
          31.1 Certification of the Registrant's Chairman, Chief Executive Officer, Chief Financial Officer and Director pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002

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

                                         Advanced Photonix, Inc.
                                              (Registrant)


Date:    March 22, 2005                  /s/ Richard Kurtz
         --------------                  -------------------------------
                                         Richard Kurtz
                                         Chief Executive Officer, Chairman,
                                         Chief Financial Officer and Director



                                         /s/ Paul Ludwig
                                         -------------------------------
                                         Paul Ludwig
                                         President