Form 10-K
period 2005-03-27
ADVANCED PHOTONIX INC
filed 2005-06-24
CIK 869986

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                                   (Mark One)
  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                    For the fiscal year ended March 27, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X}

Total revenues for registrant's fiscal year ended March 27, 2005 were $14,802,761.

As of September 26, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $24,000,000.

As of June 17, 2005 there were 16,087,631 shares of Class A Common Stock and 31,691 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting for 2005 are incorporated by reference in Part III.

                                     PART I

ITEM 1. BUSINESS

GENERAL

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

o Silicon PIN photodetectors - spectrally enhanced, both single and multi-element

o Silicon high resistivity p-type detectors

o Silicon APDs - discrete, with and without thermoelectric coolers, and with integrated modules

o Photodetector hybrids, which include signal amplification circuitry within the detector package

o Custom LED assemblies and LED displays

o FILTRODE(R) - patented technology integrating optical filters directly on photodiode chips

MARKETS

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

    o LED arrays for use in thermal image displays in military night vision applications

    o Quadrant photodetectors used in the autocollimator for airborne navigation/FLIR (Forward Looking Infrared) pods and "smart bombs"

    o   Opto assemblies for biological and blood analysis

    o   Assemblies used in automotive distance control systems

RECENT DEVELOPMENTS

In March 2005, the Company formed a new subsidiary, Michigan Acquisition Sub, LLC ("Newco"), a Delaware limited liability company, for purposes of entering into an Agreement and Plan of Merger with Picotronix, Inc. (doing business as and referred to herein as "Picometrix"), a Michigan corporation, whereby Picometrix merged with and into Newco, with Newco being the surviving entity. The merger was completed in May 2005. The merger consideration was determined through arm's-length negotiations between the parties. (See Item 7. "Management's Discussion and Analysis of Financial Condition" and Results of Operations and Item 8. "Notes to the Consolidated Financial Statements" for more information on the transaction.)

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

RESEARCH AND DEVELOPMENT

Since its inception in June 1988, the Company has incurred material research and development expenses, with the intent of commercializing these investments into profitable new standard and custom product offerings. During the fiscal years ended in 2005, 2004, and 2003, research and development expenses amounted to $146,000, $280,000, and $511,000 respectively. The Company expects that continued research and development funding will be required for new projects as well as the continuing development of new derivatives of the Company's current product line, and for the commercialization of these products. The Company has in the past, and will continue to pursue customer funded, as well as internally funded, research and development projects when they are in support of the Company's development objectives.

During the last fiscal year, the Company shifted its primary research and development focus from overall APD development to those projects which have strong existing markets and can be transitioned to full commercialization in a relatively short period of time. As we begin the new fiscal year, the following research and development projects are currently underway:

o APD performance enhancements - designed specifically for certain military and medical imaging applications

o Silicon PIN photodiodes, which are being developed to meet unique customer requirements, such as higher speeds, lower electrical noise, and unique multi-element geometries.

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

BACKLOG AND CUSTOMERS

The Company's sales are made primarily pursuant to standard purchase orders for delivery of products. However, by industry practice, orders may be canceled or modified at any time. When a customer cancels an order, they are responsible for all finished goods, all costs, direct and indirect, incurred by the Company, as well as a reasonable allowance for anticipated profits. No assurance can be given that the Company will receive these amounts after cancellation. The current backlog contains only those orders for which the Company has received a confirmed purchase order and also includes contracts which have scheduled shipping dates beyond the upcoming fiscal year. As such, the current backlog represents only a portion of expected annual revenues for fiscal year 2006. The Company had approximately $8.2 million in total backlog at the end of fiscal years 2005 and 2004.

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

EMPLOYEES

At June 17, 2005 (and subsequent to the merger with Picometrix) the Company had 156 employees, comprised of 147 full time employees (including 4 officers) and 9 part time employees. Included are 19 engineering and development personnel, 11 sales and marketing personnel, 111 operations personnel, and 15 general and administrative personnel (including 4 officers). The Company may, from time to time, engage personnel to perform consulting services and to perform research and development under third party funding. In certain cases, the cost of such personnel may be included in the direct cost of the contract rather than in payroll expense.

ITEM 2. PROPERTIES

The Company leases all of its executive offices, research, marketing and manufacturing facilities. At March 27, 2005, those leases consisted of primarily 45,000 square feet in two facilities. The facility located at 1240 Avenida Acaso in Camarillo, California is leased through February 2009. A second manufacturing facility is located at 305 County YZ, Dodgeville, Wisconsin, and is leased through November 2007. For a portion of the year, the Company also held a lease on the prior Photonic Detectors, Inc. facility in Simi Valley, California which was terminated effective April 30, 2005. The Company believes that its existing facilities are adequate to meet its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Class A Common Stock is traded on the American Stock Exchange
(AMEX) under the symbol "API".

At June 17, 2005, the Company had 106 holders of record for the Class A Common Stock (including shares held in street name), representing approximately 6,000 beneficial owners of the Class A Common Stock. On the same date, there were 6 holders of record of the Class B Common Stock (none of which were held in street name).

The following table sets forth high and low closing prices by quarter for fiscal years 2005 and 2004.

                                                  Quarterly Stock Market Data
-----------------------------------------------------------------------------------------------------------------------
                            1st Quarter              2nd Quarter               3rd Quarter               4th Quarter
                        2005         2004         2005         2004         2005         2004         2005         2004
-----------------------------------------------------------------------------------------------------------------------
Common Stock(1)
      High              3.21         1.05         2.57         1.89         1.85         2.51         2.17         2.45
      Low               2.02          .87         1.65          .88         1.57         1.37         1.64         1.66
-----------------------------------------------------------------------------------------------------------------------

(1) Price ranges on the American Stock Exchange

The Company has never paid any cash dividends on its capital stock. The Company intends to retain earnings, if any, for use in its business and does not anticipate that any funds will be available for the payment of cash dividends on its outstanding shares in the foreseeable future. The holders of Common Stock will not be entitled to receive dividends in any year until the holders of the Class A Redeemable Convertible Preferred Stock receive an annual non-cumulative dividend preference of $.072 per share. To date, a total of 740,000 shares of Class A Redeemable Convertible Preferred Stock have been converted into 222,000 shares of Class

A Common Stock, leaving outstanding 40,000 shares of Class A Redeemable Convertible Preferred Stock. The aggregate non-cumulative annual dividend preference of such Class A Redeemable Convertible Preferred Stock is $2,880. There is no public market for the Company's Class A Redeemable Convertible Preferred Stock or Class B Common Stock; however, such stock is convertible into Class A Common Stock at the option of the holder and upon transfer by the holder of the Class A Redeemable Convertible Preferred Stock.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data for each of the five years presented below is derived from our audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, the notes to the consolidated financial statements, and "Management's Discussion and Analysis of Financial Condition and Results of Operations", all of which are contained in this report on Form 10-K.

                                        (in thousands, except per share data)
                                           2005         2004          2003           2002           2001
Net Sales                               $ 14,803      $ 12,401      $  9,147       $  6,931       $  6,806

Gross Profit                            $  4,732      $  4,297      $  2,699       $  2,761       $  2,544
   as a percentage of Sales                   32%           35%           30%            40%            37%

Net Income (Loss) from Continuing
Operations                              $  5,254      $    794      $   (803)      $   (284)      $    212

Earnings (Loss) Per Common Share -
Basic                                   $   0.39      $   0.06      $  (0.06)      $  (0.02)      $   0.02
Earnings (Loss Per Common Share -
Diluted                                 $   0.34      $   0.06      $  (0.06)      $  (0.02)      $   0.02
Weighted Average Common Shares
Outstanding                               13,461        13,400        12,356         12,209         12,204

Total Assets                            $ 23,355      $ 12,574      $ 11,552       $  9,255       $  9,476

Current Liabilities                     $  3,185      $  2,858      $  2,640       $    612       $    523
Long Term Liabilities                   $  4,861      $     11      $     22       $     --       $     --
Class A Redeemable Convertible
Preferred Stock                         $     32      $     32      $     32       $     32       $     32
Shareholders' Equity                    $ 15,277      $  9,673      $  8,858       $  8,611       $  8,921

Working Capital                         $ 11,261      $  5,802      $  4,811       $  7,461       $  7,953
Dividends declared on Capital Stock     $     --      $     --      $     --       $     --       $     --

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

DEFERRED TAX ASSET VALUATION ALLOWANCE

We record a deferred tax asset in jurisdictions where we generate a loss for income tax purposes. For all years prior to fiscal 2005, due to our history of operating losses, we had recorded a full valuation allowance against these deferred tax assets in accordance with SFAS 109, "Accounting for Income Taxes," because, in management's judgment, the deferred tax assets would not be realized in the foreseeable future. In fiscal years 2004 and 2005, the Company returned to a position of continued profitability. Based on recent profit history and on anticipated future profits resulting from the Company's acquisition and merger with Picometrix, Inc. in May 2005, we reversed a portion of the valuation allowance for the year ended March 27, 2005, because, in our estimation, we believe that at least 50% of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, and no assurance can be given that the Company will, in fact, generate future taxable income in amounts sufficient to fully realize the asset. We have considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making our assessment. The deferred tax assets are evaluated annually and the valuation allowance may be adjusted again in the future years if it is determined that any additional portion of the assets will or will not be realized.

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



TABLE OF CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company at March 27, 2005.

CONTRACTUAL OBLIGATIONS                                             PAYMENTS DUE BY PERIOD
------------------------------------------     ---------------------------------------------------------------
                                                 Less than                                          More than
                                 Total            1 year        1 - 3 years      3 - 5 years         5 years
                              ------------     ------------     ------------     ------------     ------------
Long-term debt                   5,000,000               --        5,000,000               --               --
Capital lease obligations           13,000           11,000            2,000               --               --
Operating lease
obligations                      1,488,000          434,000        1,054,000               --               --
   Purchase Obligations            875,000          875,000               --               --               --
Other long-term
liabilities reflected on
the registrant's balance
sheet under GAAP                        --               --               --               --               --
                              ------------     ------------     ------------     ------------     ------------
          Total                  7,376,000        1,320,000        6,056,000               --               --

RESULTS OF OPERATIONS

FISCAL YEAR 2005 COMPARED TO FISCAL YEAR 2004

REVENUES

The Company's revenues for the fiscal year ended March 27, 2005 (2005) were $14.8 million, an increase of $2.4 million, or 19% from revenues of $12.4 million for the fiscal year ended March 28, 2004 (2004).

Approximately $500,000 of the increase was attributable to revenues from Photonic Detectors, Inc. (PDI), which the Company acquired in December 2004. The remaining increase reflects an overall increase in shipments to customers in each of the Company's major market segments over the prior year. As has been the trend for most of the current fiscal year, the most significant revenue increases are coming from the medical and industrial sensing segments, which increased by 34% and 17% respectively over the prior year and account for $1.5 million of the total increase. Similarly, sales to the military aerospace and automotive markets have also increased, by 5% and 17% respectively, and account for approximately $400,000 of the remaining increase in net revenues. Stated as a percentage of net revenues, sales to the industrial sensing markets represent 44%, sales to the military aerospace markets represent 33%, medical is 17% and automotive is 5%.

As expected, the increased diversification and larger customer base achieved through the Company's previous acquisitions resulted in net revenues which fully met our expectations for the most recent fiscal year. During the upcoming year, we expect to see continued revenue growth in our core silicon business, as well as a significant revenue increase resulting from our acquisition of Picometrix, Inc. which occurred in May 2005. As such, in fiscal 2006, we expect total revenues to increase by 65%-85% over fiscal 2005.

COSTS AND EXPENSES

Cost of product sales increased to $10.1 million in 2005 from $8.1 million in 2004. Stated as percent of net sales, cost of product sales increased 3 percentage points to 68%, reducing our gross profit margin to 32% in 2005 as compared to 35% in fiscal year 2004. The reduction in gross margin is primarily attributable to manufacturing issues, including labor inefficiencies and a significant increase in material costs related to scrap, rework and assembly yields. Stated as a percentage of net sales, material costs rose to 28% in 2005 as compared to 25% in 2004. In 2005, we were again faced with heightened competitiveness in certain markets which caused us to absorb increases in certain material costs while maintaining or reducing existing pricing in our efforts to generate new business as well as retain existing business. Direct labor and other overhead expenses as a percentage of net sales remained flat at 8% and 32%, respectively, in 2005 as compared to 2004. While our gross margins fell slightly short of our expectations for 2005, we are continually seeking ways to improve our cost and margin structure, and have made margin improvement a continued priority for 2006.

Research and development (R&D) costs decreased by $134,000 (48%) to $146,000 during 2005 compared to $280,000 in 2004. R & D costs decreased significantly over the past two years as we concentrated our efforts on projects offering the highest commercial potential per each dollar spent. We expect that R&D expenses will increase significantly in the upcoming fiscal year, as we focus on new opportunities brought to us as a result of the Picometrix acquisition.

Marketing and sales expenses increased by $205,000 (20%) to $1.2 million in 2005. Planned additions to the sales department staff during the year accounted for $113,000 of increased salary, travel and related expenses. In addition, increased sales contributed to a $68,000 increase in commission expense and overall advertising and marketing expenses increased by approximately $24,000. We remain committed to insuring that our customers receive excellent service. To that end, we will continue to build our sales department and anticipate further increases in salary, commissions, travel and related expenses during fiscal 2006, as we plan for the successful integration of the Picometrix business.

Total general and administrative expenses increased by $541,000 (25%) to $2.7 million in 2005 as compared to $2.2 million in 2003. Approximately 50% of the increase in general and administrative expenses is due to increased personnel and related expenses, including salaries, bonuses and benefits to support our growth objectives. In addition, total payroll was increased during the fourth quarter of fiscal 2005 as a direct result of the PDI acquisition, which was consummated on December 21, 2004. As part of our integration plan, selected PDI personnel were either offered a permanent position or requested to remain as an employee until a date specified by the Company. The net effect of the additional PDI personnel accounted for approximately $160,000 of the year to date increase. The remaining increases in general and administrative expenses were primarily due to acquisition investigation and related expenses, including consultants, legal, financing and other related expenses, which amounted to approximately $246,000 in total. In the upcoming year, general and administrative expenses will increase as needed to provide the infrastructure necessary to support the Company's growth objectives

Interest income for 2005 totaled $43,000, an increase of $23,000 over 2004, due primarily to capital financing activities which resulted in higher cash balances available for short-term investment. Interest expense for the year was $154,000 as compared to $30,000 in 2004, also a result of capital financing activities and the related interest liabilities.

At March 27, 2005, the Company reversed 50% of its deferred tax valuation allowance, in the amount of $4,749,000. The deferred tax valuation allowance had previously been recorded at full value against its deferred tax assets, reducing the net value of the asset to zero. With the acquisition of both Photonic Detectors Inc. in December 2004 and Picometrix, Inc. in May 2005, the Company's management has projected that the Company will generate sufficient future taxable income to utilize at least a portion of its accumulated NOL's before they expire and has accordingly reduced the deferred tax asset valuation allowance to $4.7 million against a deferred tax asset of $9.5 million, bringing the net value of the deferred tax asset to $4.7 million at March 27, 2005. The reduction in the valuation allowance has been recorded as a deferred tax benefit in the statement of operations.

Net income for fiscal year 2005 was $5.3 million, including the $4.7 million adjustment made to reduce the deferred tax valuation allowance, as compared to $794,000 in 2004. Total acquisition-related expenses for fiscal year 2005 which were necessary to support our growth objectives amounted to $560,000 (which includes interest expense of $154,000, plus the $406,000 increased general and administrative expenses associated with PDI and other acquisition investigation activities, as noted above). Thus, excluding the net impact of the deferred tax asset adjustment and acquisition-related expenses, net income for fiscal 2005 would have been $1.1 million, or $0.08 per share.


FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003

REVENUES

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

COSTS AND EXPENSES

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

LIQUIDITY AND CAPITAL RESOURCES

On December 21, 2004, the Company purchased the business and all of the outstanding stock of Photonic Detectors, Inc., a privately owned manufacturer of optoelectronic components and assemblies, located in Simi Valley, California. In connection with the transaction, the Company acquired certain net assets, including $44,000 cash, and assumed certain outstanding liabilities of Photonic Detectors, Inc. $1,073,000 net cash was expended for the transaction, which included the agreed purchase price of $1,075,000, plus additional expenses incurred of $42,000, less the $44,000 cash received.

In addition, in March 2005, approximately $4.2 million was used to fund a pre-acquisition loan made to Picometrix, Inc. The loan was contributed to the capital of the newly formed limited liability company upon closing of the acquisition and merger transaction on May 2, 2005 (see Note 13 to the Consolidated Financial Statements for information concerning additional debt incurred by the Company in connection with the Picometrix acquisition).

In July 2004, the Company established a revolving line of credit with a regional bank which provides for borrowings up to $3,000,000, based on 80% of the Company's eligible accounts receivable and 40% of the Company's eligible inventory, subject to certain limitations as defined by the agreement. At March 27, 2005, the outstanding balance on the line was $1.0 million. The line is secured by all business assets of the Company. Repayment is interest only, monthly, with principal due at maturity, July 20, 2005. Interest is computed at the Wall Street Journal Prime plus 1.00% which was 6.00% at March 27, 2005 (see
Note 6 to the Consolidated Financial Statements).

At March 27, 2005, the Company had cash and cash equivalents of $1.5 million and working capital of $11.3 million. The Company's cash and cash equivalents increased by $204,000 during the twelve months ended March 27, 2005, including $1.7 million transferred from short-term investments into cash. $5.0 million was obtained through private placement of a convertible note, of which $1.25 million remained in a restricted cash collateral account subject to release upon satisfaction of certain conditions (which conditions were subsequently met) (see
Note 7 to the Consolidated Financial Statements for further information concerning this debt), and the balance was available for working capital and other requirements. Cash provided by operating activities totaled $228,000, which was net of significant outlays for inventories and prepaid capital finance expenses. $30,000 was derived through net increases in accounts payable, accrued expenses, and customer deposit liabilities. $193,000 was used for capital expenditures required primarily for necessary computer and manufacturing equipment upgrades or replacements.

The Company is exposed to interest rate risk for marketable securities. Due to anticipated cash needs during the year, the Company held funds in highly liquid income and money fund accounts, considered to be cash equivalents, which carried an average interest rate of 1.3%. At March 27, 2005, the Company did not hold any funds in either short-term or long term investment accounts. We continually monitor interest rates and will attempt to utilize the best possible avenues of investment as excess cash becomes available.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 27, 2005, all of our interest rate exposure is linked to the prime rate, subject to certain limitations. As such, we are at risk to the extent of changes in the prime rate and do not believe that moderate changes in the prime rate will materially affect our operating results or financial condition.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of Advanced Photonix, Inc. are included in
Item 8:

                                                                                                        Page
                                                                                                        ----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.                                                 17


FINANCIAL STATEMENTS:

Consolidated Balance Sheet,
    at March 27, 2005 and March 28, 2004                                                                18-19

Consolidated Statements of Operations
  for the Years Ended March 27, 2005, March 28, 2004
  and March 30, 2003                                                                                     20

Consolidated Statements of Shareholders' Equity
  for the Years Ended March 27, 2005, March 28, 2004 and
  March 30, 2003                                                                                         21

Consolidated Statements of Cash Flows
  for the Years Ended March 27, 2005, March 28, 2004 and
  March 30, 2003                                                                                        22-23

Notes to Consolidated Financial Statements                                                              24-40


-----------------------------------------------------------------

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders of Advanced Photonix, Inc.:

We have audited the accompanying consolidated balance sheets of Advanced Photonix, Inc. (the "Company") as of March 27, 2005 and March 28, 2004 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years ended March 27, 2005, March 28, 2004 and March 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 27, 2005 and March 28, 2004 and the results of its operations and its cash flows for the years ended March 27, 2005, March 28, 2004 and March 30, 2003 in conformity with accounting principles generally accepted in the United States.





/s/ Farber & Hass LLP
May 27, 2005

ADVANCED PHOTONIX, INC.
CONSOLIDATED BALANCE SHEET

--------------------------------------------------------------------------------

                                                                       March 27, 2005        March 28, 2004
                                                                       ---------------      ---------------
ASSETS

CURRENT ASSETS:
Cash and cash equivalents                                              $     1,503,000      $     1,299,000
Restricted cash                                                              1,254,000                   --
Investments                                                                         --            1,700,000
Accounts receivable, less allowance of $24,000 in 2005
     and $56,000 in 2004                                                     2,610,000            2,442,000
Note receivable from Picometrix, Inc.                                        4,228,000                   --
Inventories, less allowance of $1,032,000 in 2005
     and $925,000 in 2004                                                    3,644,000            2,929,000
Deferred tax asset, current portion                                            644,000                   --
Prepaid expenses and other current assets                                      563,000              290,000
                                                                       ---------------      ---------------
     Total current assets                                                   14,446,000            8,660,000
                                                                       ---------------      ---------------

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost                                5,118,000            4,905,000
Less accumulated depreciation and amortization                              (3,719,000)          (3,500,000)
                                                                       ---------------      ---------------
     Equipment and leasehold improvements, net                               1,399,000            1,405,000
                                                                       ---------------      ---------------

OTHER ASSETS:
Deferred tax asset, net of current portion and valuation allowance
    of $4,749,000                                                            4,105,000                   --
Goodwill, net of accumulated amortization of $353,000                        2,421,000            2,421,000
Patents, net of accumulated amortization of $51,000 in 2005
     and $47,000 in 2004                                                        13,000               16,000
Non-compete agreement, net of current portion and accumulated
     amortization of $150,000 in 2005 and $119,000 in 2004                          --               31,000
Prepaid capital finance expenses, net of current portion and
     accumulated amortization of $83,000 in 2005                               315,000                   --
Customer list of acquired company, net of current portion and
     accumulated amortization of $32,000 in 2005                               481,000                   --
Security deposits and other assets                                             175,000               41,000
                                                                       ---------------      ---------------
     Total other assets                                                      7,510,000            2,509,000
                                                                       ---------------      ---------------

TOTAL ASSETS                                                           $    23,355,000      $    12,574,000
                                                                       ===============      ===============

                                                                     (Continued)

ADVANCED PHOTONIX, INC.
CONSOLIDATED BALANCE SHEET - CONTINUED

--------------------------------------------------------------------------------

                                                                                   March 27, 2005       March 28, 2004
                                                                                   ---------------      ---------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Line of Credit                                                                     $     1,000,000      $       900,000
Accounts payable                                                                         1,053,000              772,000
Accrued salaries, wages and benefits                                                       529,000              398,000
Current portion of capital lease payable                                                    11,000               16,000
Customer deposits                                                                          271,000              747,000
Other accrued expenses                                                                     321,000               25,000
                                                                                   ---------------      ---------------
     Total current liabilities                                                           3,185,000            2,858,000
                                                                                   ---------------      ---------------

LONG TERM DEBT:
Convertible note payable, net of discount of $141,000                                    4,859,000                   --
Capital lease payable, net of current portion                                                2,000               11,000
                                                                                   ---------------      ---------------
     Total long term debt                                                                4,861,000               11,000
                                                                                   ---------------      ---------------

COMMITMENTS AND CONTINGENCIES:
Class A Redeemable Convertible Preferred Stock,
     $.001 par value; 780,000 shares authorized;
     2005 and 2004 - 40,000 shares issued and outstanding;
     liquidation preference $25,000                                                         32,000               32,000
                                                                                   ---------------      ---------------

SHAREHOLDERS' EQUITY:
Preferred stock, $.001 par value; 10,000,000 shares authorized; 780,000 shares designated Class A redeemable convertible;
     2005 and 2004 - no shares issued and outstanding                                           --                   --
Class A common stock, $.001 par value; 50,000,000 shares authorized; 5,780,191 shares reserved for future issuance
     2005 - 13,512,631 shares issued and outstanding
     2004 - 13,397,059 shares issued and outstanding                                        13,000               13,000
Class B common stock, $.001 par value; 4,420,113 shares authorized;
     2005 and 2004 - 31,691 shares issued and outstanding                                       --                   --
Additional paid-in capital                                                              27,995,000           27,646,000
Accumulated deficit                                                                    (12,731,000)         (17,986,000)
                                                                                   ---------------      ---------------
     Total shareholders' equity                                                         15,277,000            9,673,000
                                                                                   ---------------      ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $    23,355,000      $    12,574,000
                                                                                   ===============      ===============


                 See notes to consolidated financial statements.

ADVANCED PHOTONIX, INC.


CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 27, 2005 AND MARCH 28, 2004 AND MARCH 30, 2003

--------------------------------------------------------------------------------

                                                                    2005                2004                  2003
                                                              ---------------      ---------------      ---------------
SALES                                                              14,803,000           12,401,000            9,147,000
COST OF GOODS SOLD                                                 10,071,000            8,104,000            6,448,000
                                                              ---------------      ---------------      ---------------
GROSS PROFIT                                                        4,732,000            4,297,000            2,699,000
RESEARCH AND DEVELOPMENT EXPENSES                                     146,000              280,000              511,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE                         3,920,000            3,174,000            3,058,000
                                                              ---------------      ---------------      ---------------
INCOME (LOSS) FROM OPERATIONS                                         666,000              843,000             (870,000)

OTHER INCOME (EXPENSE)
     Interest income                                                   43,000               20,000               70,000
     Interest expense                                                (154,000)             (30,000)             (13,000)
     Other, net                                                       (35,000)             (34,000)               5,000
                                                              ---------------      ---------------      ---------------
TOTAL OTHER INCOME (EXPENSE)                                         (146,000)             (44,000)              62,000
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES             520,000              799,000             (808,000)

PROVISION (BENEFIT) FOR INCOME TAXES
     Provision (benefit) for income taxes - current                    18,000               12,000                2,000
     Provision (benefit) for income taxes - deferred               (4,752,000)              (7,000)              (7,000)
                                                              ---------------      ---------------      ---------------
TOTAL PROVISION (BENEFIT) FOR INCOME TAXES                         (4,734,000)               5,000               (5,000)
                                                              ---------------      ---------------      ---------------
NET INCOME (LOSS)                                                   5,254,000              794,000             (803,000)
                                                              ===============      ===============      ===============

BASIC EARNINGS (LOSS) PER SHARE                                           .39                  .06                 (.06)
DILUTED EARNINGS (LOSS) PER SHARE                                         .34                  .06                 (.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                         13,461,000           13,400,000           12,356,000


                 See notes to consolidated financial statements.

                             ADVANCED PHOTONIX, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                     Class A                       Class B
For each of the three             Common Stock                   Common Stock          Additional
years in the period               ------------                   ------------            Paid-in      Accumulated
ended March 27, 2005         Shares         Amount           Shares        Amount        Capital         Deficit          Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
  MARCH 31, 2002           12,211,648    $     12,000         31,691   $         --   $ 26,576,000    $(17,977,000)   $  8,611,000
Options issued
  to acquire
  SSI (below
  market price)                    --              --             --             --          5,000              --           5,000
Exercise of Options            98,500              --             --             --         71,000              --          71,000
Shares issued to
  acquire TOI assets        1,059,110           1,000             --             --        973,000              --         973,000
Net loss                           --              --             --             --             --        (803,000)       (803,000)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
  MARCH 30, 2003           13,369,258          13,000         31,691             --     27,625,000     (18,780,000)      8,858,000
Exercise of Options            77,801              --             --             --         67,000              --          67,000
Return of shares
  issued to acquire
  TOI assets (Final
  settlement of shares
  held in escrow)             (50,000)             --             --             --        (46,000)             --         (46,000)
Net Income                         --              --             --             --             --         794,000         794,000
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
  MARCH 28, 2004           13,397,059          13,000         31,691             --     27,646,000     (17,986,000)      9,673,000
Exercise of Options             2,000              --             --             --          1,000              --           1,000
Discount on note
  payable (fair
  value of detachable
  warrants issued)                 --              --             --             --        141,000              --         141,000
Shares issued to
  acquire PDI                 113,572              --             --             --        207,000              --         207,000
Net Income                         --              --             --             --             --       5,254,000       5,254,000
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT
  MARCH 27, 2005           13,512,631    $     13,000         31,691   $         --   $ 27,995,000    $(12,731,000)   $ 15,277,000
===================================================================================================================================


                 See notes to consolidated financial statements.

                             ADVANCED PHOTONIX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

For each of the three years in the period ended March 27, 2005            2005              2004           2003
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                     $ 5,254,000      $   794,000      $  (803,000)

Adjustment to reconcile net income (loss) to net cash provided by
(used by) operating activities
     Depreciation                                                         369,000          328,000          192,000
     Amortization                                                         198,000           78,000           48,000
     Disposal of fixed assets                                              56,000           39,000               --
     Provision for doubtful accounts                                            0          (36,000)          40,000
     Provision for obsolete inventory                                           0           70,000          (14,000)
     Provision for warranty expense                                        15,000
     Decrease in deferred tax valuation allowance                      (4,749,000)
Changes in operating assets and liabilities:
     Accounts receivable                                                   71,000         (176,000)        (359,000)
     Inventories                                                         (291,000)         307,000          891,000
     Prepaid expenses and other current assets                           (193,000)          27,000          (79,000)
     Prepaid acquisition costs                                           (134,000)         (17,000)              --
     Prepaid capital finance expenses                                    (398,000)              --               --
     Other assets                                                              --               --         (147,000)
     Accounts payable                                                     428,000          (73,000)         146,000
     Customer deposit liability                                          (477,000)              --               --
     Accrued expenses                                                      79,000         (125,000)          93,000
                                                                      -----------      -----------      -----------
              Net cash provided by operating activities                   228,000        1,216,000            8,000
                                                                      -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                  (193,000)        (298,000)         (68,000)
   Short term investments                                               1,700,000         (300,000)        (398,000)
   Increase in restricted cash                                         (1,254,000)              --               --
   Cash acquired through acquisition of Photonic Detectors, Inc.           44,000               --               --
   Purchase of outstanding shares of Photonic Detectors, Inc.
      common stock                                                     (1,117,000)              --               --
   Loan to Picometrix, Inc.                                            (4,228,000)
   Intangible assets acquired                                                  --          (10,000)              --
   Purchase of selected net assets of Silicon Sensors, LLC                     --               --       (1,799,000)
                                                                      -----------      -----------      -----------
              Net cash used by investing activities                    (5,048,000)        (608,000)      (2,265,000)
                                                                      -----------      -----------      -----------

                             ADVANCED PHOTONIX, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

For each of the three years in the period ended March 27, 2005             2005             2004           2003
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of Photonic Detectors, Inc. line of credit                   (78,000)              --               --
   Advanced Photonix, Inc. secured line of credit                        (900,000)        (300,000)              --
   Advanced Photonix, Inc. revolving line of credit (asset-based)       1,000,000               --               --
   Proceeds from private placement of convertible note                  5,000,000               --               --
   Proceeds from sale of fixed assets                                          --           23,000               --
   Proceeds from issuance of stock options                                     --               --            5,000
   Proceeds from exercise of stock options                                  2,000           66,000           71,000
                                                                      -----------      -----------      -----------
              Net cash provided by (used by) financing activities       5,024,000         (211,000)          76,000
                                                                      -----------      -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      204,000          397,000       (2,181,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                          1,299,000          902,000        3,083,000
                                                                      -----------      -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                              $ 1,503,000      $ 1,299,000      $   902,000
                                                                      ===========      ===========      ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:                                                             2005              2004             2003
                                                                      -----------      -----------      -----------
Cash paid for interest                                                $   153,000      $    30,000      $    13,000
Cash paid for income taxes                                            $    19,000      $     5,000      $     6,000


In October 2004 the Company issued $5,000,000 in secured debt to be used for future acquisition. In conjunction with that debt, the Company issued warrants convertible into 850,822 shares of the Company's common stock. The warrants issued were adjusted to present value. The adjustment was $141,000 to additional paid-in capital.

In January 2003, the Company purchased all of the issued and outstanding shares of common stock of Texas Optoelectronics Inc. (see Note 2). In connection with the purchase, the Company incurred a secured debt of $1,200,000 with an investment brokerage company, of which $300,000 was repaid during fiscal year 2004. At March 28, 2004, the outstanding balance of the secured debt was $900,000, the balance of which was repaid during fiscal 2005. On July 21, 2004, the Company entered into an asset-based revolving line of credit for up to $3 million with a local financial institution to support working capital requirements, capital investments and potential investigation and integration costs related to future acquisitions. At March 27, 2005 the outstanding balance on the revolving line of credit was $1 million.

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

         The Company's wholly-owned subsidiary, Silicon Sensor, Inc. (SSI) (see
         Note 2 - Acquisitions), manufactures silicon photodiodes and optoelectronic devices in a manufacturing facility in Dodgeville, Wisconsin.

         The Company's wholly-owned subsidiary, Texas Optoelectronics, Inc.
         (TOI) (see Note 2 - Acquisitions), manufactured optoelectronic devices in a facility in Garland, Texas. The Company shut down the Garland facility in May 2003 and relocated the TOI assets to the Company's facilities in Dodgeville, Wisconsin and Camarillo, California.

         In December 2004 the Company acquired all of the outstanding shares of Photonic Detectors, Inc. (PDI) (see Note 2 - Acquisitions), PDI manufactured optoelectronic devices in a facility in Simi Valley, California. The acquired facility was shut down in March 2005 and all assets were merged into the operations in Dodgeville, Wisconsin and Camarillo, California.

         PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

         RECLASSIFICATIONS - Certain prior year balances have been reclassified in the consolidated financial statements to conform with the current year presentation.

         FISCAL YEAR-END - The Company's fiscal year ends on the last Sunday in March. Fiscal years in the three-year period ended March 27, 2005 contain fifty-two weeks each.

         OPERATING SEGMENT INFORMATION - The Company predominantly operates in one industry segment, light and radiation detection devices. Substantially all of the Company's assets and employees are located at the Company's facilities in Camarillo, California and Dodgeville, Wisconsin.

         In fiscal 2005, 2004 and 2003, the Company had export sales of approximately $2,488,000, $1,202,000 and $1,848,000, respectively, made primarily to customers in North America, Asia and Europe. Sales to specific countries, stated as a percentage of total sales, consist of the following:

                                                 2005             2004             2003
                                              -----------      -----------      -----------
                  Canada                                2%              --               --
                  Germany                              --               --                4%
                  Japan                                 2%              --                2%
                  Spain                                 5%              --                2%
                  United Kingdom                        2%               4%               4%
                  All other countries                   6%               6%               8%
                                              -----------      -----------      -----------
                  Total export sales                   17%              10%              20%

         FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying value of all financial instruments potentially subject to valuation risk (principally consisting of cash equivalents, accounts receivable, accounts payable, notes receivable and notes payable) approximates fair value based upon prevailing interest rates available to the Company.

         CASH AND CASH EQUIVALENTS - The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

         RESTRICTED CASH - As a condition of the Senior Convertible Note (see note 7), the Company established a cash collateral account with a bank and a control agreement with a collateral agent. The agreement grants the holder of the note a first priority perfected interest in the account. Conditioned upon certain defined events and permitted acquisitions, the collateral agent may release the funds to the Company. In May 2005 (see note 13) the Company concluded a permitted acquisition allowing for the release of the restricted funds.

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

         The Company held no short-term or long-term investments as of March 27, 2005.

         All of the Company's short-term investments as of March 28, 2004 were due within one year.

         Short-term and long-term investments consist of the following as of March 28, 2004:

                                                                                        Fair                    Holding
                                                                Cost                    Value                Gain/(Losses)
                                                          -----------------       -----------------          -------------
         Equity securities                                        1,700,000               1,700,000              $-0-
                                                          -----------------       -----------------              ----
         Totals                                           $       1,700,000       $       1,785,000              $-0-
                                                          =================       =================              ====


         CONCENTRATION OF CREDIT RISK - Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable. The Company maintains cash balances at four financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of March 27, 2005, the Company had cash at three financial institutions in excess of Federally insured amounts. As excess cash is available, the Company invests in short-term and long-term investments, primarily consisting of Government Securities and Money Market instruments. Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. As of March 27, 2005, one customer comprised 22% of accounts receivable. As of March 28, 2004, two customers comprised 14% and 13%, respectively, of accounts receivable. For fiscal years 2005, 2004 and 2003, cash deposits held at financial institutions in excess of FDIC insured amounts were as follows:

                                        2005              2004          2003
                                     ----------        ----------     --------
                                     $2,421,000        $1,013,000     $500,000

         SIGNIFICANT CUSTOMER - During the fiscal year ended March 27, 2005, two customers represented 12% and 12% of the Company's net sales. During the fiscal years ended March 28, 2004 and March 30, 2003, no customer accounted for more than 10% of the Company's net sales.

         INVENTORIES - Inventories, which include material, labor and manufacturing overhead, are stated at standard cost (which approximates the first in, first out method) or market.

         Inventories consist of the following at March 27, 2005 and March 28,
         2004

                                                     2005              2004
                                                  -----------      -----------

Raw material                                      $ 3,129,000      $ 2,857,000
Work-in-process                                     1,245,000          880,000
Finished products                                     302,000          117,000
                                                  -----------      -----------
Total inventories                                   4,676,000        3,854,000
Less reserve                                       (1,032,000)        (925,000)
                                                  -----------      -----------

Inventories, net                                  $ 3,644,000      $ 2,929,000
                                                  ===========      ===========

         EQUIPMENT AND LEASEHOLD IMPROVEMENTS - Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or lease term ranging from three to nine years.

         Equipment and leasehold improvements consist of the following at March 27, 2005 and March 28, 2004:

                                                     2005              2004
                                                  -----------      -----------
Machinery and equipment                           $ 3,795,000      $ 3,611,000
Furniture and fixtures                                154,000          145,000
Leasehold improvements                                294,000          267,000
Data processing equipment                             322,000          284,000
Vehicles                                               26,000           26,000
Capitalized software                                  382,000          368,000
Construction-in-process                                68,000           93,000
Assets held for sale or disposal                       77,000          111,000
                                                  -----------      -----------

    Total                                          $5,118,000      $ 4,905,000
                                                  ===========      ===========

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

         INTANGIBLE ASSETS - In October 2004 the Company entered into a definitive agreement for $5,000,000 of senior convertible notes, (see note 7). In connection with the agreement costs of approximately $597,000 were incurred which are being amortized over the 36 month term of the agreement. Monthly amortization is approximately $16,500 per month over the life of the notes.

         In December 2004 the Company acquired Photonic Detectors, Inc. (see note 2). The Company recorded an intangible asset of $635,000 which represents the excess of cost over fair value of net assets. This intangible asset is associated with the value of the acquired customer list. The intangible asset is being amortized over a period of 60 months beginning January 2005. Monthly amortization is $10,000 per month. Each year the Company evaluates the present value of future cash flows associated with the list. Any impairment would be recognized when the expected future operating cash flows from such intangible assets is less than their carrying value.

         Assuming no impairment to the intangible value, future amortization expense for intangible assets is as follows:

                  2006     $    326,000
                  2007          326,000
                  2008          243,000
                  2009          127,000
                  2010           95,000
                           ------------
                  Total    $  1,117,000
                           ============


         PATENTS - Patents represent costs incurred in connection with patent applications. Such costs are amortized using the straight-line method over the useful life of the patent once issued, or expensed immediately if any specific application is unsuccessful. Amortization expense was approximately $3,000 in fiscal 2005, 2004 and 2003, respectively. The current patents held by the Company have remaining useful lives ranging from 2 years to 10 years, with a weighted average remaining useful life of 3.5 years. Future amortization of patent expenses are as follows:

                  2006     $   3,000
                  2007         3,000
                  2008         2,000
                  2009         1,000
                  2010            --
                           ---------
                  Total    $   9,000
                           =========

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

         REVENUE RECOGNITION - Revenues from research and development cost reimbursement-type contracts are recorded as costs are incurred based upon the relationship between actual costs incurred, total estimated costs and the amount of the contract or grant award. Estimation of costs are reviewed periodically and any anticipated losses are recognized in the period in which they first become determinable.

         The Company recognizes revenues upon shipment. Provision for estimated losses, if any, is made in the period in which such losses are determined.

         SHIPPING AND HANDLING COSTS -- The Company's policy is to classify shipping and handling costs as a component of Costs of Goods Sold in the Statement of Operations.

         ADVERTISING EXPENSE - Advertising costs are expensed as incurred. Advertising expense was approximately $84,000, $57,000 and $106,000 in fiscal 2005, 2004 and 2003, respectively.

         WARRANTIES - The Company typically warrants its products against defects in material and workmanship for a period of 90 days from the date of shipment. A provision for estimated future warranty costs are recorded when products are shipped. Warranty costs were approximately $15,000, $0 and $15,000 in fiscal 2005, 2004 and 2003, respectively.

         NET INCOME (LOSS) PER SHARE - Net income (loss) per share calculations are in accordance with SFAS No. 128, "Earnings per Share". Accordingly, basic earnings (loss) per share is computed by dividing net income
         (loss) by the weighted average number of shares outstanding for each year. Diluted earnings (loss) per share has not been presented in 2004 or 2003 as the impact is immaterial. The impact of Statement 128 on the calculation of earnings per share is as follows:

                                                                          2005           2004             2003
                                                                      -----------     -----------     -----------
         BASIC
         Average Shares Outstanding                                    13,461,000      13,400,000      12,356,349
         Net Income (Loss)                                              5,254,000         794,000        (803,000)
         Basic Income (Loss) Per Share                                $      0.39     $      0.06     $     (0.06)

         DILUTED
         Average Shares Outstanding                                    13,461,000      13,400,000      12,356,349
         Net Effect of Shares Issuable
           pursuant to terms of convertible
           note, based on a weighted average                            1,176,000              --              --
         Net Effect of Dilutive Stock Options
           and Warrants based on the treasury stock
           method using average market price                              962,000         562,000         296,025

         Total Shares                                                  15,599,000      13,962,000      12,652,374
         Net Income, adjusted for interest
           expense on convertible note
           (net of tax)                                                 5,304,000         794,000        (803,000)
         Diluted Earnings Per Share                                   $      0.34     $      0.06     $     (0.06)

         Average Market Price of Common Stock                         $      2.18     $      1.57     $      1.07
         Ending Market Price of Common Stock                          $      2.11     $      2.05     $      0.96

         The following stock options granted to Company employees, directors, and former owners were excluded from the calculation of earnings per share in the financial statements because they were anti-dilutive for the periods reported:

                      2005                                2004                                 2003
                      ----                                ----                                 ----
                             No. Shares                         No. Shares                           No. Shares
         Exercise Price      Underlying      Exercise Price     Underlying       Exercise Price      Underlying
           per Share           Options         per Share         Options           per Share           Options
       ------------------------------------------------------------------------------------------------------------
                   2.2500           35,400                             64,000              1.1875            14,500
                                                      1.8750
                   2.5000           27,700                             27,700              1.2500            64,300
                                                      2.5000
                   3.0940            1,000                              1,000              1.6250             4,000
                                                      3.0940
                   3.1875          350,000                            350,000              1.8750            66,000
                                                      3.1875
                   5.3440           50,000                             50,000              2.5000            30,500
                                                      5.3440
                                  --------                           --------
                   TOTAL           464,100            TOTAL           492,700              3.0940             1,000
                                  ========                           ========
                                                                                           3.1875           350,000
                                                                                           5.3440            50,000
                                                                                                           --------
                                                                                           TOTAL            580,300
                                                                                                           ========

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

         PERVASIVENESS OF ESTIMATES - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

         NEW ACCOUNTING PRONOUNCEMENTS - In November 2004, the FASB issued FASB Statement No. 151, "Inventory Costs - An amendment of ARB No. 43, Chapter 4". Statement 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, Statement 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The Company will adopt this standard on April 1, 2006.


         In December 2004, the FASB issued FASB Statement No. 153, "Exchanges of Nonmonetary Assets" which is an amendment of APB Opinion No. 29. The amendments made by the Statement are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have "commercial substance." Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company will adopt this statement on July 1, 2005.


         In December 2004 the FASB issued SFAS 123(R), "Share-Based Payment"--Statement 123, as originally issued, is effective until the provisions of Statement 123(R) are fully adopted. This statement will provide investors and other users of financial statements with more complete and neutral financial information by requiring the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair market value of the equity or liability instruments issued. The Company will adopt this Statement in July 2005.

         The FASB issued SFAS 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits--Statement 132", as originally issued, is effective until the provisions of Statement 132(R) are fully adopted. The provisions of FAS 132 did not change. FAS 132(r) identified new disclosures that are required. All new disclosure requirements for the domestic plans of publicly traded entities are effective for years ending after December 15, 2003. Estimated future benefit payments, and all other new disclosure requirements for foreign plans and nonpublic entities are effective for years ending after June 15, 2004.

         In May 2005, the Financial Accounting Standards Board (FASB), issued Statement of Financial Accounting Standards 154 "Accounting Changes and Error Corrections"("SFAS 154"). This Statement replaces APB Opinion No. 20, "Accounting Changes", and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. The accompanying audited consolidated financial statements do not have any accounting changes or error corrections.

         The Company does not believe that any of these recent accounting pronouncements will have a material impact on its financial position or results of operations.


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

         In January 2003, the Company purchased all of the issued and outstanding shares of common stock of TOI, a privately owned custom manufacturer of opto-electronic components and assemblies. The purchase price was 1,009,110 shares of API Class A Common Stock (issued at $0.92 per share) and repayment of a debt of TOI in the amount of $1,200,000 representing principal and interest.

         In December 2004, the Company purchased all of the issued and outstanding shares of common stock of PDI, a privately owned manufacturer of opto-electronic components and assemblies located in Simi Valley, California. The purchase price was 113,572 shares of API Class A Common Stock (issued at $1.82 per share) plus $1,075,000 in cash and the assumption of the seller's trade accounts payable, accrued liabilities, and bank line of credit amounting to approximately $259,000. In addition, the purchase agreement contains a contingent purchase price during the five year contract period following the closing date upon which the Company shall pay the seller an amount equal to 20% of incremental sales as defined, subject to specific sales targets being met. The Company incurred $42,000 of expenses in connection with this acquisition. The

         Company has closed the Simi Valley location and integrated its business into the Camarillo, California and Dodgeville, Wisconsin facilities. In connection with the transaction, the Company recorded a $635,000 intangible asset ("Customer List") which it will amortize over a 5 year period, beginning January 2005. A summary of the assets and liabilities acquired at fair market value is as follows:

         Assets Acquired
         Cash                               $       44,000
         Accounts receivable                       239,000
         Inventories                               423,000
         Prepaid & other current assets              3,000
         Furniture and equipment                   239,000
         Customer list                             635,000
                                            --------------
           Total Assets Acquired            $    1,583,000
                                            ==============

         Liabilities Assumed
         Accounts payable                   $     (159,000)
         Accrued salaries & benefits               (22,000)
         Bank line of credit                       (78,000)
                                            --------------
           Total liabilities assumed        $     (259,000)
                                            ==============

         Total Purchase Price               $    1,324,000
                                            ==============

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

         The Company has authorized 10,000,000 shares of Preferred Stock, of which 780,000 shares have been designated Class A Redeemable Convertible Preferred Stock with a par value of $.001 per share. 40,000 shares of Class A Redeemable Convertible Preferred Stock ("Class A Preferred") were issued and outstanding at March 27, 2005. The Class A Preferred Stock has a liquidation preference equal to its issue price ($.80 per share) and is convertible at any time, at the option of the holder, into .3 shares of Class B Common Stock for each share of Class A Preferred Stock converted. The Class A Preferred Stock is subject to redemption at the Company's option for $.80 per share at any time. The Company would be required to pay approximately $25,000 to redeem these shares. The holders of the Class A Preferred Stock are entitled to an annual non-cumulative dividend preference of $.072 per share when the Company's net earnings per share of Class A Preferred Stock equals or exceeds $.072. The Class A Preferred stockholders do not have voting rights except as required by applicable law.

4.       INCOME TAXES

         At March 27, 2005, the Company had net operating loss carry forwards (NOL's) of approximately $24 million for Federal income tax purposes and $4 million for state income tax purposes that expire at various dates through fiscal year 2023. The tax laws related to the utilization of loss carry forwards are complex and the amount of the Company's loss carry forward that will ultimately be available to offset future taxable income may be subject to annual limitations under IRC Section 382 resulting from changes in the ownership of the Company's common stock.

         The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets at March 28, 2004 were substantially composed of the Company's net operating loss carry forwards, for which the Company had made a full valuation allowance. With the acquisition of both Photonic Detectors Inc. in December 2004 and Picometrix, Inc. in May 2005, the Company management has projected that the Company will generate sufficient future taxable income to utilize approximately 50% of the accumulated NOL's before they expire.

         Realization of the deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of any NOL's. Although realization is not assured, management believes it is more likely than not that the recorded deferred asset will be realized. Accordingly the Company has reduced the deferred tax asset valuation allowance to $4.7 million at March 27, 2005.

         The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

         The tax provision for the year ended March 27, 2005 is composed of the minimum California franchise tax, Wisconsin state income tax and reversal of the deferred tax asset valuation allowance. The tax provisions for the years ended March 28, 2004 and March 30, 2003 were composed of Wisconsin state income tax and the minimum California franchise tax.

         Below are reconciliations between the provision for income taxes compared with the amounts at the United States federal statutory rate:

           YEARS ENDED                                                   MARCH 27, 2005      MARCH 28, 2004    MARCH 30, 2003
           Federal income tax at statutory rates                             177,000             272,000            (275,000)
           State income TAXES, net of federal benefit                         39,000              45,000                 (18)
           Amortization of Goodwill                                               --              (1,400)                 --
           Utilization of NOL Carryforwards                                 (211,000)           (161,000)                 --
           Change in valuation allowance                                  (4,749,000)           (150,000)            273,000
           Other                                                              10,000               1,000              (3,000)
                                                                          --------------------------------------------------
           Effective federal income tax                                   (4,734,000)              5,000              (5,000)

         Deferred Tax Assets at March 27, 2005 are as follows, at a projected tax rate of 34% for federal income tax purposes and 8.5% for state income tax purposes:

                                           Federal                        State
                                           -------                        -----
         Current                           507,000                     $137,000
         Long Term                       8,395,000                      460,000
                                         ---------                      -------
                                         8,902,000                      597,000

         The Company's net deferred tax assets consist of the following components, for fiscal years 2005 and 2004:

                                                     2005             2004
                                                  -----------      -----------
          Sec. 263A Adjustment                         59,000           40,000
          Accrued Bonuses                              63,000            2,000
          Accrued Interest                                 --            6,000
          Inventory Reserve                           409,000          396,000
          Utility Accruals                              7,000            7,000
          Warranty Reserve                             13,000            8,000
          A/R Allowance                                 9,000           24,000
          Accrued Vacation                             77,000           65,000
          NOL Carryforwards                         8,217,000        8,640,000
          Accumulated Amortization                     32,000           19,000
          Accumulated Depreciation                   (149,000)         (96,000)
          R&D Credits                                 721,000          765,000
          California Mfg. Credit                       40,000           59,000
                                                  -----------      -----------
          Total                                     9,498,000        9,935,000
          Valuation Allowance                      (4,749,000)      (9,935,000)
                                                  -----------      -----------
          Net Deferred Tax Asset                    4,749,000               --

At March 27, 2005 the Company's net operating loss carry forwards will expire on the following dates:

         Federal                           California
------------------------------     ------------------------------
  Amount          Expiration         Amount          Expiration
-----------     --------------     -----------     --------------
$ 1,073,430     March 31, 2006     $ 2,181,725     March 31, 2007
  3,171,670     March 31, 2007          82,141     March 31, 2013
  2,226,072     March 31, 2008         973,927     March 31, 2014
  3,816,200     March 31, 2009         471,220     March 31, 2014
                                   -----------
  1,947,320     March 31, 2010
     30,267     March 31, 2011
  1,548,581     March 31, 2012
    599,421     March 31, 2013
    250,133     March 31, 2014
  6,096,005     March 31, 2015
     82,471     March 31, 2016
  1,868,504     March 31, 2022
    846,957     March 31, 2023
-----------
$23,557,031                        $ 3,709,013
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

                                                                        2005               2004            2003
                                                                      -----------      -----------      -----------
Net income (loss), as reported                                        $ 5,254,000      $   794,000      $  (803,000)
Net income (loss), pro forma                                          $ 5,208,000      $   723,000      $  (942,910)
Basic income (loss) per share, as reported                            $      0.39      $      0.06      $     (0.06)
Basic income (loss) per share, pro forma                              $      0.39      $      0.05      $     (0.07)

         Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 3, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: risk-free interest rates of, 4%, 5% and 9.0%, expected volatility of 1%, 5% and 4% and expected lives of 10 years in all periods. No dividends were assumed in the calculations.

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

         Stock option transactions for fiscal years 2004 and 2005 are summarized as follows:

                                                     Shares        Weighted Average
                                                     (000)          Exercise Price
                                                  -----------      ----------------
Outstanding, March 30, 2003                             1,804      $           1.44
Granted                                                   300      $           0.92
Exercised                                                 (78)     $           0.86
Expired                                                   (65)     $           1.21
                                                  -----------

Outstanding, March 28, 2004                             1,961      $           1.39
                                                  ===========      ================

Exercisable, March 28, 2004                             1,580      $           1.52
                                                  ===========      ================

Outstanding, March 28, 2004                             1,961      $           1.39
Granted                                                   401      $           1.88
Exercised                                                  (2)     $           0.65
Expired                                                    (5)     $           0.86
                                                  -----------

Outstanding, March 27, 2005                             2,355      $           1.47
                                                  ===========      ================

Exercisable, March 27, 2005                             1,776      $           1.48
                                                  ===========      ================

         Information regarding stock options outstanding as of March 27, 2005 is as follows:

                                                                          Options Outstanding
                                                                   -------------------------------------
                                                    (in 000s)      Weighted Average     Weighted Average
         Price Range                                  Shares        Exercise Price       Remaining Life
----------------------------------------------     -----------     ----------------     ----------------
            $0.50 - $1.25                                1,445     $           0.77                 5.59
            $1.61 - $2.50                                  509     $           1.91                 7.06
            $3.09 - $5.34                                  401     $           3.46                 5.04


                                                                             Options  Exercisable
                                                                   -------------------------------------
                                                   (in 000s)       Weighted Average     Weighted Average
         Price Range Shares                          Shares         Exercise Price       Remaining Life
----------------------------------------------     -----------     ----------------     ----------------
            $0.50 - $1.25                                1,212     $           0.76                 5.60
            $1.61 - $2.50                                   163     $           2.03                 6.45
            $3.09 - $5.34                                  401     $           3.46                 5.04


6.       LINE OF CREDIT/SHORT TERM DEBT

         The Company has a revolving line of credit from a regional bank which provides for borrowings up to $3,000,000. The line allows for borrowings on 80% of eligible accounts receivable and 40% on eligible inventory, as defined, limited to $1,500,000. The line is secured by all business assets of the Company. Repayment is interest only, monthly, with principal due at maturity, July 20, 2005. Interest is computed at the Wall Street Journal Prime plus 1.00% which was 6.00% at March 27, 2005.


7.       SENIOR CONVERTIBLE NOTE/LONG TERM DEBT AND RESTRICTED CASH

         In October 2004, the Company entered into a definitive agreement for the private placement to four institutional investors of $5 million aggregate principal amount of its senior convertible notes. The original Securities Purchase Agreement was filed with the Securities and Exchange Commission on October 12, 2004. The notes are convertible at the option of the holder under certain circumstances into shares of the Company's Class A Common Stock at an initial conversion price of $1.9393 per share, subject to adjustment. The notes pay interest at an annual rate of prime plus 1% and will mature on October 12, 2007. At the time of the closing of the private placement, $2.5 million of the purchase price for the notes was being held in a cash collateral account subject to release upon satisfaction of certain conditions specified in the purchase agreement. The original conditions of release provided for $1,250,000 to be eligible for release if the Company had entered into a definitive agreement for a permitted acquisition on or before January 31, 2005. Subsequently, any balance remaining in the cash collateral account, up to the full $2,500,000, would be released upon the Company's consummation of a permitted acquisition on or before March 31, 2005. The original terms were modified by letters of agreement between API and the investors dated March 9, 2005. The modified terms provide for $1,250,000 to be released upon entry into a definitive agreement for a permitted acquisition on or before March 11, 2005 and for the remaining funds to be released upon the consummation of that acquisition on or before May 1, 2005. A "permitted acquisition" is defined in the Securities Purchase Agreement as the purchase by the Company of an entity with (1) EBITDA of not less than $750,000 during the twelve months immediately preceding the acquisition and (2) revenues of not less than $4,000,000 during the twelve months immediately preceding the acquisition. Since Photonic Detectors, Inc. did not qualify as a "permitted acquisition" no funds were released as a result of completing that transaction. However, $1,250,000 was released in March 2005, upon signing an Agreement and Plan of Merger with Picometrix, Inc. and $1,250,000 remained as restricted cash in the cash collateral account at March 27, 2005. The remaining amount of restricted cash was released to the Company in May 2005, upon the completion of the acquisition of Picometrix, Inc.

         In connection with the transaction, the Company had issued to the investors five-year warrants to purchase 850,822 shares of the Company's Class A Common Stock at an exercise price of $2.1156 per share, subject to adjustment. The Company has agreed to register the shares of common stock issuable upon conversion of the notes and upon exercise of the warrants for resale under the Securities Act of 1933. The investors have the option for a period of one year following effectiveness of the registration statement to acquire an additional $5 million aggregate principal amount of the notes with an initial conversion price of $2.1156 per share and five-year warrants to purchase an additional 850,822 shares of common stock. The original terms of the warrants issued and, the additional warrants to be issued, in the private placement to the investors were also modified on March 9, 2005 to reduce the exercise price from $2.1156 per share of Class A Common Stock of API to $1.78 per share (see Note 13 "Subsequent Events"). Similarly, on March 9, 2005, the terms of the notes issued in connection with the private placement (the "Notes") were modified to
         (i) provide that the interest rate shall not be less than 6.5% at any time and (ii) increase the amount of "Permitted Indebtedness" (as such term is defined in the Notes) from $3 million to $6 million and (iii) decrease the amount of "Permitted Acquisition Indebtedness" (as such term is defined in the Notes) from $6 million to $3 million. In addition, the investors in the private placement agreed to subordinate, pursuant to a form of subordination agreement in form and substance reasonable satisfactory to them, (i) the principal and interest payments on the Notes to the "Permitted Bank Debt" (as such term is defined in the letters of agreement) and (ii) their liens on the Company's assets to any lien granted by the Company as security for the "Permitted Bank Debt".

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

8.       RELATED PARTY NOTE RECEIVABLE

         In March 2005 the Company issued a cash advance to Picometrix, Inc. in the amount of $4,228,000 in connection with the pending acquisition of Picometrix, Inc. by the Company. The loan was contributed to the capital of the newly formed limited liability company upon closing of the acquisition and merger transaction in May 2005 (see Note 13).


9.       CAPITALIZED LEASE OBLIGATION

         The Company has a capitalized lease obligation which provides for monthly payments of $889. The lease matures through fiscal 2006 and is collateralized by certain equipment with a net book amount of approximately $27,000. Future payments on the lease obligations are as follows:

         2005                                                        $ 11,000
         2006                                                           2,000
                                                                      -------
         Total minimum lease payments                                $ 13,000
         Less interest                                                 (3,000)
                                                                     --------
         Present value of net minimum lease payments                 $ 10,000
                                                                     ========


10.      COMMITMENTS

         The Company leases its manufacturing and office facility and certain office equipment under non-cancelable operating leases. Minimum future lease payments under all non-cancelable operating leases expiring at various dates through fiscal 2009 are as follows:

         2006                                                       $  434,000
         2007                                                          395,000
         2008                                                          349,000
         2009                                                          310,000
                                                                    ----------

         Total                                                      $1,488,000
                                                                    ==========

         Rent expense was approximately $482,000, $441,000 and $362,000 in fiscal 2005, 2004 and 2003, respectively.


11.      LEGAL

         The Company is, from time to time, subject to legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

12.      EMPLOYEES' RETIREMENT PLAN

         The Company maintains a 401(k) Plan which is qualified under the Internal Revenue Code. All full-time employees are eligible to participate in the Plan. Employees may make voluntary contributions to the Plan which are matched by the Company at the rate of $.50 for every $1.00 of employee contribution, subject to certain limitations. The Company contributions and administration costs recognized as expense were approximately $62,000, $71,000 and $64,000 in fiscal 2005, 2004 and 2003, respectively.

13.      SUBSEQUENT EVENTS (UNAUDITED)

         In May 2005 The Company entered into a term note with a regional bank which provides for borrowings up to $2,700,000. The note is guaranteed by Advanced Photonix, Inc, Silicon Sensors, Inc. and Michigan Acquisition Sub, LLC, a newly formed limited liability company established for purposes of transacting the merger with Picotronix, Inc., a Michigan corporation (doing business as and referred to herein as "Picometrix") (see below). Repayment is principal of $75,000 per month, plus interest, until maturity on May 2, 2008. Interest is computed at the Wall Street Journal Prime plus 1.00% with a ceiling of 7.75% and a floor of 6.00%.

         On March 8, 2005, Advanced Photonix, Inc. and its newly formed subsidiary, Michigan Acquisition Sub, LLC ("Newco"), a Delaware limited liability company, entered into an Agreement and Plan of Merger (the "Agreement") with Picotronix, Inc., whereby Picometrix merged with and into Newco, with Newco being the surviving entity. The transaction was completed in May 2005. The merger consideration paid to the stockholders of Picometrix at the closing of the transaction consisted of $3,500,000 in cash, four-year API promissory notes in the aggregate principal amount of $2,900,500 (the "API Notes") and 2,575,000 shares of API's Class A Common Stock.

         The API Notes are payable in four annual installments with the first being a payment of $500,000, the second being a payment of $550,000, the third being a payment of $900,000 and the fourth being a payment of $950,500. The API Notes bear an interest rate of prime plus 1.0% and are secured by all of the intellectual property of Picometrix. API has the option of prepaying the API Notes without penalty.

         On June 15, 2005, one of the institutional investors associated with the private placement transaction (See Note 7 "Senior Convertible Note/Long Term Debt and Restricted Cash") exercised its warrant option to purchase 170,164 shares of Class A Common Stock at an exercise price of $1.78 per share, resulting in proceeds to the Company of $303,000.

14.      QUARTERLY FINANCIAL DATA (UNAUDITED)

         The table below lists financial information (unaudited) by quarter for each of the three fiscal years ending March 27, 2005, March 28, 2004, and March 30, 2003.

                                                       First         Second        Third        Fourth      Total Year
                                                    -----------   -----------   -----------  -----------   -----------
2005

Net Sales                                           $ 3,253,000   $ 3,709,000   $ 3,852,000  $ 3,989,000   $14,803,000

Cost of Sales                                         1,956,000     2,451,000     2,832,000    2,832,000    10,071,000

Research & Development Expenses                          42,000        37,000        33,000       34,000       146,000

Selling, General & Administrative Expenses              902,000       982,000       870,000    1,166,000     3,920,000
Net Income (Loss)                                   $   347,000   $   260,000   $    35,000  $ 4,612,000   $ 5,254,000
Basic Income (Loss) per Common Share                $      0.03   $      0.02   $      0.00  $      0.34   $      0.39
Diluted Income (Loss) per Common Share              $      0.02   $      0.02   $      0.00  $      0.31   $      0.34

Weighted Average Common Shares Outstanding           13,431,000    13,431,000    13,437,000   13,544,000    13,461,000

2004

Net Sales                                           $ 2,647,000   $ 3,256,000   $ 2,933,000  $ 3,565,000   $12,401,000

Cost of Sales                                         1,774,000     2,131,000     1,895,000    2,304,000     8,104,000

Research & Development Expenses                          78,000        80,000        32,000       90,000       280,000

Selling, General & Administrative Expenses              684,000       819,000       756,000      915,000     3,174,000
Net Income (Loss)                                   $   113,000   $   225,000   $   255,000  $   201,000   $   794,000
Basic & Diluted Income (Loss) per Common Share      $      0.01   $      0.02   $      0.02  $      0.01   $      0.06

Weighted Average Common Shares Outstanding           12,247,000    13,449,000    13,458,000   13,479,000    13,400,000

2003

Net Sales                                           $ 1,548,000   $ 1,838,000   $ 2,603,000  $ 3,158,000   $ 9,147,000

Cost of Sales                                           916,000     1,307,000     1,737,000    2,488,000     6,448,000

Research & Development Expenses                         142,000       144,000       107,000      118,000       511,000

Selling, General & Administrative Expenses              541,000       637,000       725,000    1,155,000     3,058,000
Net Income (Loss)                                   $   (23,000)  $  (232,000)  $    61,000  $  (609,000)  $  (803,000)
Basic & Diluted Income (Loss) per Common Share      $      0.00   $     (0.02)  $      0.00  $     (0.05)  $     (0.06)

Weighted Average Common Shares Outstanding           12,247,000    12,251,000    12,251,000   13,037,000    12,356,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

ITEM 9A.   CONTROLS AND PROCEDURES

In February 2005, Susan Schmidt resigned from her position as Chief Financial Officer, effective March 11, 2005, citing personal reasons. On March 11, 2005 Richard Kurtz, Chairman of the Board and Chief Executive Officer, assumed the position of interim principal financial officer until the appointment of Robin Risser as Chief Financial Officer on May 2, 2005. During the interim period and through the date of this report, Ms. Schmidt has continued on with the Company in the capacity of a consultant, assisting management in the evaluation and reporting of financial information and maintaining consistency in our disclosure and internal controls and procedures.

DISCLOSURE CONTROLS

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (or Exchange Act)). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective in alerting them in a timely manner to material information required to be disclosed in our periodic reports filed with the SEC.

CHANGES IN INTERNAL CONTROLS

During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B.   OTHER INFORMATION

           None.

                                    PART III

In accordance with General Instruction G(3), and except for certain of the information called for by Items 10 and 12 which is set forth below, the information called for by Items 10 through 13 of Part III is incorporated by reference from the Company's definitive proxy statement ("Proxy Statement") to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2005 Annual Meeting of Stockholders.


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

CODE OF ETHICS

The Company has adopted a Code of Ethics for Senior Financial Officers, pursuant to the Sarbanes-Oxley Act of 2002. The Code of Ethics is published on the Company's web site, www.advancedphotonix.com on the Investor Relations page.

ITEM 11.   EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the Company's Proxy Statement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 27, 2005, the aggregated information pertaining to all securities authorized for issuance under the Company's equity compensation plans:



                                  Number of
                              Securities to be
                                 issued upon     Weighted-average
                                 exercise of      exercise price          Number of
                                 outstanding      of outstanding         securities
                                  options,           options,             remaining
                                warrants and       warrants and        available for
Plan Category                      rights             rights           future issuance
-------------------------     ----------------   ----------------     ----------------
Equity compensation plans
approved by shareholders           1,776,100     $           1.48            1,089,222

Equity compensation plans
not approved by
shareholders                              --                   --                   --

          Total                    1,776,100     $           1.48            1,089,222





ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


The response to this item is incorporated by reference from the Company's Proxy Statement.


ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the Company's Proxy Statement.



                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

         (3)      Exhibits:

      Exhibit
        No.       Description
      -------     -----------
      2.1         Stock Purchase Agreement dated December 21, 2004 between
                  Advanced Photonix, Inc. and Photonic Detectors, Inc. - incorporated by reference to Exhibit 2.1 to the Registrant's
                  Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2004

      2.2         Agreement and Plan of Merger between Advanced Photonix, Inc.
                  and Michigan Acquisition Sub, LLC, Picotronix, Inc., Robin Risser and Steven Williamson, dated March 8, 2005 - incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2005

         3.1 Certificate of Incorporation of the Registrant, as amended - incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 23, 1990

         3.1.1 Amendment to Certificate of Incorporation of the Registrant, dated October 29, 1992-incorporated by reference to the Registrant's March 31, 1996 Annual Report on Form 10-K

         3.1.2 Amendment to Certificate of Incorporation of the Registrant, dated September 9, 1992-incorporated by reference to the Registrant's March 31, 1996 Annual Report on Form 10-K

         3.2 By-laws of the Registrant, as amended - incorporated by reference to Exhibit 3.(ii) to the Registrant's Form 8-K as filed with the Securities and Exchange Commission on June 8, 2005

         4.1 Rights Agreement, by and between the Company and Continental Stock Transfer and Trust Company, as amended - incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on February 9, 2005

         10.1* Advanced Photonix, Inc. 1991 Special Directors Stock Option Plan - incorporated by reference to Exhibit 10.9 to the Registrant's March 31, 1991 Annual Report on Form 10-K

         10.2* Advanced Photonix, Inc. 1990 Incentive Stock Option and Non-Qualified Stock Option Plan - incorporated by reference to Exhibit No. 10.11 to the Registrant's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 23, 1990

         10.3* Advanced Photonix, Inc. 1997 Employee Stock Option Plan - incorporated by reference to Exhibit 10.13 to the Registrant's March 30, 1997 Annual Report on Form 10-K

         10.4* Amendment No. 1 to 1997 Employee Stock Option Plan of Advanced Photonix, Inc. - incorporated by reference to Exhibit 10.14 to the Registrant's December 28, 1997 Quarterly report on Form 10-Q

         10.5* Advanced Photonix, Inc. 2000 Stock Option Plan, as amended - incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2004

         10.9 Lease Agreement dated February 23, 1998 between Advanced Photonix, Inc. and High Tech No. 1, Ltd. - incorporated by reference to Exhibit 10.9 to the Registrant's March 29, 1998 Annual Report on Form 10-K

         10.10 Form of Indemnification Agreement provided to Directors and Principal Officers of Advanced Photonix, Inc. - incorporated by reference to Exhibit 10.15 to the Registrant's December 28, 1997 Quarterly report on Form 10-Q

         10.11* Employment Agreement dated August 21, 2002 between Advanced Photonix, Inc. and Paul D. Ludwig - incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K as filed with the Securities and Exchange Commission on September 5, 2002

         10.12* Employment Agreement dated February 10, 2003 between Advanced Photonix, Inc. and Richard D. Kurtz - incorporated by reference to Exhibit 10.12 to the Registrant's March 30, 2003 Annual Report on Form 10-KSB

         10.20 Securities Purchase Agreement, Registration Rights Agreement, Senior Subordinated Convertible Note, Warrant to Purchase Class A Common Stock, and Additional Investment Right dated October 12, 2004 between Advanced Photonix, Inc. and private investors - incorporated by reference to Exhibits 10.13 through 10.13.4 to the Registrant's Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2004

         10.20.1 Letters of Agreement amending the Securities Purchase Agreement and Warrant to Purchase Class A Common Stock, dated March 9, 2005, between Advanced Photonix, Inc. and private investors - incorporated by reference to Exhibits 10.2 through
                  10.5 to the Registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2005

         10.26.1 Promissory Note between Picotronix, Inc. and Advanced Photonix, Inc., dated March 10, 2005 - incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2005

         10.26.2 Secured Promissory Note between Advanced Photonix, Inc. and Robin Risser, dated May 2, 2005 - incorporated by reference to
                  Exhibit 10.1 to the Registrant's Form 8-K, as filed with the Securities and Exchange Commission on May 6, 2005

         10.26.3 Secured Promissory Note between Advanced Photonix, Inc. and Steven Williamson, dated May 2, 2005 - incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, as filed with the Securities and Exchange Commission on May 6, 2005

         10.26.4* Employment Agreement between Advanced Photonix, Inc. and Robin
                  Risser, dated May 2, 2005 - incorporated by reference to
                  Exhibit 10.3 to the Registrant's Form 8-K, as filed with the Securities and Exchange Commission on May 6, 2005

         10.26.5* Employment Agreement between Advanced Photonix, Inc. and
                  Steven Williamson, dated May 2, 2005 - incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K, as filed with the Securities and Exchange Commission on May 6, 2005

         21.1 List of Subsidiaries of Registrant - incorporated by reference to Exhibit 21.1 to the Registrant's March 30, 2003 Annual Report on Form 10-KSB

         31.1 Certification of the Registrant's Chairman, Chief Executive Officer, Principal Financial Officer and Director pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

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

ADVANCED PHOTONIX, INC.
                                                   By: /s/ Paul D. Ludwig
                                                       ------------------------
                                                       Paul D. Ludwig, President
Date: June 24, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                            Title                                       Date
---------                                            -----                                       ----

/s/ Richard D. Kurtz                        Chairman of the Board, Chief Executive               June 24, 2005
------------------------------------        Officer and Acting Chief Financial Officer           -------------
Richard D. Kurtz


/s/ M. Scott Farese                         Director                                             June 24, 2005
------------------------------------                                                             -------------
M. Scott Farese


/s/ Ward Harper                             Director                                             June 24, 2005
------------------------------------                                                             -------------
Ward Harper


/s/ Stephen P. Soltwedel                    Director                                             June 24, 2005
-------------------------------                                                                  -------------
Stephen P. Soltwedel

                                  EXHIBIT INDEX

      EX NO.      DESCRIPTION
      ------      -----------

         31.1 Certification of the Registrant's Chairman, Chief Executive Officer, Principal Financial Officer and Director pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002