Form 10-Q
period 2005-06-26
ADVANCED PHOTONIX INC
filed 2005-08-15
CIK 869986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-11056
ADVANCED PHOTONIX, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0325826 (I.R.S. Employer Identification Number)
1240 Avenida Acaso
Camarillo, California 93012
(Address of principal executive offices)
(805) 987-0146
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of August 9, 2005, there were16,920,303 shares of Class A Common Stock, $.001 par value, and 31,691 shares of Class B Common Stock, $.001 par value outstanding.

ADVANCED PHOTONIX, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ADVANCED PHOTONIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 26, 2005	March 27, 2005
ASSETS
Current Assets:

Cash and cash equivalents	$1,479,000	$2,757,000
Accounts receivable, net of allowance for doubtful accounts of $24,000 for both June 26, 2005 and March 27,2005	3,660,000	2,610,000

Note receivable from Picometrix	—	4,228,000

Inventory, net	4,611,000	3,644,000

Prepaid expenses and other current assets	599,000	563,000

Deferred tax asset, current portion	644,000	644,000

Total current assets	10,993,000	14,446,000

Equipment and leasehold improvements	7,656,000	5,118,000

Accumulated depreciation	(3,876,000)	(3,719,000)

Equipment & leasehold improvements, net	3,780,000	1,399,000

Goodwill	2,421,000	2,421,000

Intangibles, net	14,300,000	494,000

Deposits and other assets	709,000	490,000

Deferred income taxes	4,105,000	4,105,000

Total other assets	21,535,000	7,510,000

Total assets	$36,308,000	$23,355,000

ADVANCED PHOTONIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 26, 2005	March 27, 2005
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Line of credit	$1,000,000	$1,000,000
Accounts payable	1,227,000	1,053,000
Compensation and related withholdings	809,000	529,000
Customer deposits	541,000	271,000
Other accrued expenses	531,000	321,000
Current portion of Long-term debt — related party	500,000	—
Current portion of long-term debt	997,000	11,000

Total current liabilities	5,605,000	3,185,000

Long-term debt, less current portion	7,347,000	4,861,000
Long-term debt, less current portion — related party	2,401,000	—

Total liabilities	15,353,000	8,046,000

COMMITMENTS AND CONTINGENCIES:
Class A Redeemable Convertible Preferred Stock, $.001 par value; 780,000 shares authorized; 2005 and 2004 — 40,000 shares issued and outstanding; liquidation preference $25,000.	32,000	32,000

SHAREHOLDERS’ EQUITY
Preferred stock, $.001 par value; 10,000,000 shares authorized; 780,000 shares designated Class A redeemable convertible; 2005 and 2004 — no shares issued and outstanding	—	—
Class A common stock, $.001 par value, 50,000,000 shares authorized June 26, 2005 — 16,287,795 shares issued and outstanding March 27, 2005 — 13,512,631 shares issued and outstanding	16,000	13,000
Class B common stock, $.001 par value; 4,420,113 shares authorized, 2005 and 2004 — 31,691 issued and outstanding	—	—

Additional paid-in capital	33,772,000	27,995,000
Accumulated deficit	(12,865,000)	(12,731,000)

Total shareholders’ equity	20,923,000	15,277,000

Total liabilities and shareholders’ equity	$36,308,000	$23,355,000

See notes to condensed consolidated financial statements.

ADVANCED PHOTONIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

For the three month periods ended	June 26, 2005	June 27, 2004
Sales	$5,077,000	$3,253,000

Cost of goods sold	2,929,000	1,956,000

Gross profit	2,148,000	1,297,000

Research and development expenses	452,000	42,000
Sales and marketing expenses	316,000	283,000
General and administrative expenses	1,353,000	619,000

Income from operations	27,000	353,000

Interest income	9,000	5,000
Interest expense	(122,000)	(5000)

Interest expense, related party	(49,000)	—

Other, net	1,000	(6,000)

Other Income (Expense), net	(161,000)	(6,000)

Net income (loss)	$(134,000)	$347,000

Basic earnings (loss) per share	($0.01)	$0.03

Diluted earnings (loss) per share	($0.01)	$0.02

Basic weighted average shares outstanding	15,133,000	13,431,000
Diluted weighted average shares outstanding	18,845,000	14,228,600
See notes to condensed consolidated financial statements.

ADVANCED PHOTONIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended:	June 26, 2005	June 27, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(134,000)	$347,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	157,000	91,000
Amortization — intangibles/patents	212,000	20,000
Amortization — prepaid finance expense	63,000
Disposal of fixed assets	—	14,000
Changes in operating assets & liabilities:
Accounts receivable	15,000	79,000
Inventories	(219,000)	(431,000)
Prepaid expenses & other current assets	62,000	34,000
Other assets	87,000	17,000
Accounts payable	(91,000)	19,000
Accrued expenses and other	(430,000)	44,000

Net cash provided by (used in) operating activities	(278,000)	234,000

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(79,000)	(44,000)
Patent expenditures	(31,000)
Cash paid for Picotronix, Inc acquisition	(3,500,000)
Cash acquired through acquisition of Picotronix, Inc.	678,000
Cash paid for acquisition related costs	(936,000)

Net cash (used in) investing activities	(3,868,000)	(44,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of line of credit	—	(500,000)
Proceeds from bank term loan	2,700,000
Payments of notes payable	(179,000)
Proceeds from private placement of convertible note	—	1,000
Proceeds from exercise of warrants	303,000	—
Proceeds from exercise of stock options	44,000	2,000

Net cash provided by (used in) financing activities	2,868,000	(497,000)

Net decrease in cash	(1,278,000)	(307,000)

Cash at beginning of year	2,757,000	1,299,000

Cash at end of year	$1,479,000	$992,000

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—

Cash paid for interest	$37,000	$—

Supplemental disclosure of non cash operating, investing and financing activities:

Picometrix acquisition	May 2, 2005
Assets acquired	$19,404,000
Liabilities assumed	(2,406,000)

Net assets acquired	16,998,000
Cash paid	(3,500,000)
Broker fees & other direct costs	(936,000)

12,562,000

Non-cash investing activities
Common stock issued	(5,433,000)
Note payable — related party	(2,901,000)
Picometrix note retired	(4,228,000)

Net balance	$—
See notes to condensed consolidated financial statements

ADVANCED PHOTONIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 26, 2005
Basis of Presentation
General — Advanced Photonix, Inc. (the “Company”), was incorporated under the laws of the State of Delaware in June 1988. The Company is engaged in the development and manufacture of optoelectronic devices and value-added sub-systems and systems. The Company serves a variety of global Original Equipment Manufacturers (OEMs), including telecommunication, military/aerospace, industrial sensing, medical and homeland security. The Company supports the customer from the initial concept and design phase of the product, through testing to full-scale production. The company has three manufacturing facilities; located in Camarillo, CA, Dodgeville, WI and Ann Arbor, MI.
The accompanying condensed consolidated financial statements include the accounts of Advanced Photonix, Inc. (“the Company”) and the Company’s wholly owned subsidiaries, Silicon Sensors Inc. (“SSI”), Texas Optoelectronics, Inc. (“TOI”), Photonic Detectors, Inc. (PDI) and Picometrix, LLC (“Picometrix). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Operating results for the three month period ended June 26, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 26, 2006. For further information, refer to the financial statements and notes thereto included in the Advanced Photonix, Inc. Annual Report on Form 10-K for the fiscal year ended March 27, 2005.
Acquisition
In May 2005, the Company completed its previously disclosed acquisition of Picotronix, Inc. through the merger of Picotronix, Inc. (doing business as and referred to herein as “Picometrix”), a Michigan corporation, with and into Michigan Acquisition Sub, LLC (“Newco”), a Delaware limited liability company and a wholly-owned subsidiary of the Company, pursuant to an Agreement and Plan of Merger dated March 8, 2005 by and among the Company, Newco, Picometrix and Robin Risser and Steven Williamson, the stockholders of Picometrix. Immediately following the effective time of the merger, the name of Newco was changed to Picometrix, LLC. Pursuant to the merger between Picometrix and the Company, the Company paid consideration of approximately $17 million in the form of $3.5 million in cash, four-year API promissory notes in the aggregate principal amount of approximately $2.9 million (the“API Notes”), $5.4 million in API Class A Common Stock (2,575,000 shares valued at $2.11 per share), a loan in the amount of approximately $4.2 million to Picometrix (the “API Loan”) which was forgiven and the proceeds of which were used to prepay existing long-term indebtedness of Picometrix to a third party, and broker fees and other transaction costs directly related to the acquisition of approximately $900,000. The API Notes are payable in four annual installments with the first being a payment in the aggregate of $500,000, the second being a payment in the aggregate of $550,000, the third being a payment in the aggregate of $900,000 and the fourth being a payment in the aggregate of $950,500. The API Notes bear an interest rate of prime plus 1.0% and are secured by all of the intellectual property of Picometrix. API has the option of prepaying the API Notes without penalty. Immediately following the effective time of the transaction, the API Loan was contributed to the capital of Picometrix, LLC. In connection with the transaction, the Company recorded approximately $14 million in intangible assets (including customer list, non-compete agreement, trademarks, R & D contracts, and technology/patents) and will amortize these finite life intangible assets over their various estimated useful lives up to 15 years.

A summary of the Picotronix assets and liabilities acquired at fair value is as follows:

Assets acquired
Cash and cash equivalents	$678,000
Accounts receivable	1,065,000
Inventories	748,000
Prepaid expenses and other current assets	98,000
Net fixed assets	2,458,000
Customer list	178,000
Non-compete agreement	122,000
Trademarks	2,128,000
R&D contracts	1,294,000
Technology/patents	10,265,000
Deposits and other assets	370,000

Total assets acquired	$19,404,000

Liabilities assumed
Accounts payable	$(265,000)
Capital lease payable	(89,000)
Other accrued expenses	(874,000)
Notes payable	(877,000)
Deferred revenue and deposits	(301,000)

Total liabilities assumed	$(2,406,000)

Net assets acquired	$16,998,000

Summary of Significant Accounting Policies
Cash and Cash Equivalents: The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.
Concentration of Credit Risk: Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash, cash equivalents and trade accounts receivable. The Company places its temporary cash investments in certificates of deposit in excess of FDIC insurance limits, principally at a regional bank. At June 26, 2005 substantially all cash and cash equivalents were on deposit at five financial institutions, with these institutions having FDIC or SIPC insurance less than the amounts on deposit.
At June 26, 2005, one major customer accounted for approximately 10% of our total accounts receivable.
The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.
The Company does not apply interest charges to past due accounts receivable.
Shipping and Handling Costs: The Company’s policy is to classify shipping and handling costs as a component of Costs of Goods Sold in the Consolidated Statement of Operations.

Net Income (Loss) Per Share: Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” (“SFAS 128”). Accordingly, basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Such weighted average shares were approximately 15,133,000 at June 26, 2005 and 13,431,000 at June 27, 2004. The pro-forma impact of Statement 128 on the calculation of earnings per share is as follows:

	Three Months Ended	Three Months Ended
BASIC	June 26, 2005	June 27, 2004
Weighted average shares outstanding	15,133,000	13,431,000
Net income (loss)	(134,000)	347,000
Basic income per share	($0.01)	$0.03

	Three Months Ended	Three Months Ended
DILUTED	June 26, 2005	June 27, 2004
Weighted average shares outstanding	15,133,000	13,431,000
Net effect of dilutive stock options and warrants based on the treasury stock method using average market price	1,134,000	797,600
Net effect of shares issuable pursuant to terms of convertible note, based on the “if converted” method	2,578,000

Total shares	18,845,000	14,228,600
Net income (Loss) adjusted for interest expense on convertible note	(50,000)	347,000
Diluted earnings per share	anti-dilutive	$0.02

Average market price of common stock	$2.55	$2.36
Ending Market price of common stock	$3.09	$2.40
The following stock options granted to Company employees, directors, and former owners were excluded from the calculation of earnings per share in the financial statements because they were anti-dilutive for the periods reported:

Three Months Ended June 26, 2005		Three Months Ended June 27, 2004
No. of Shares	Exercise Price Per	No. of Shares Underlying
Underlying Options	Share	Options	Exercise Price Per Share

1,000	3.0940	27,700	2.5000
350,000	3.1875	1,000	3.0940
50,000	5.3440	350,000	3.1875
		50,000	5.3440

401,000		428,700

Inventory
Inventories, which include material, labor and manufacturing overhead, are stated at standard cost (which approximates the first-in, first-out method) or market.
Inventories consisted of the following:

	June 26, 2005	March 27, 2005

Raw Material	$4,291,000	$3,129,000
Work-in-process	1,256,000	1,245,000
Finished Goods	314,000	302,000

Total inventories	5,861,000	4,676,000
Less inventory reserves	(1,250,000)	(1,032,000)

Inventories, net	$4,611,000	$3,644,000

Accounts Receivable
Accounts receivable consisted of the following:

	June 26, 2005	March 27, 2005

Trade receivables, net	$3,461,000	$2,555,000
Other receivables	199,000	55,000

Total	$3,660,000	$2,610,000

Application of Critical Accounting Policies
Application of our accounting policies requires management to make judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts could be reported if there are changes in the assumptions and estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, restructuring costs, impairment costs, depreciation and amortization, sales discounts and returns, warranty costs, taxes and contingencies. Management has identified the following accounting policies as critical to an understanding of our financial statements and/or as areas most dependent on management’s judgment and estimates.
Revenue Recognition
In accordance with Staff Accounting Bulletin Nos. 101 and 104, we recognize revenue from the sale of products when the products are shipped to the customer. Revenues from the sale of services consist of non-recurring engineering charges, which are recognized when the services have been rendered. Historically, sales returns have amounted to less than 1% of net income and all sales are recorded net of sales returns and discounts.

Impairment of Long-Lived Assets
We continually review the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” We also review long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, then intangible assets, if any, are written down first, followed by the other long-lived assets to fair value. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending on the nature of the assets.
Deferred Tax Asset Valuation Allowance
We record a deferred tax asset in jurisdictions where we generate a loss for income tax purposes. For all years prior to fiscal 2005, due to our history of operating losses, we had recorded a full valuation allowance against these deferred tax assets in accordance with SFAS 109, “Accounting for Income Taxes,” because, in management’s judgment, the deferred tax assets would not be realized in the foreseeable future. In fiscal years 2004 and 2005, the Company returned to a position of continued profitability. Based on recent profit history and on anticipated future profits resulting from the Company’s acquisition and merger with Picometrix, Inc. in May 2005, we reversed a portion of the valuation allowance for the year ended March 27, 2005, because, in our estimation, we believe that at least 50% of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, and no assurance can be given that the Company will, in fact, generate future taxable income in amounts sufficient to fully realize the asset. We have considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making our assessment. The deferred tax assets are evaluated annually and the valuation allowance may be adjusted again in the future years if it is determined that any additional portion of the assets will or will not be realized.
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

Goodwill and Other Intangible Assets
The excess of cost over the purchase price of acquired net assets is amortized on a straight-line basis over a 25-year period. In accordance with SFAS 142, Goodwill and other Intangible Assets, the Company ceased amortizing goodwill on April 1, 2002.
SFAS No. 142, “Goodwill and other Intangible Assets” (SFAS 142), requires that intangible assets that meet the criteria for recognition apart from goodwill be classified and that intangibles with indefinite lives cease to be amortized in favor of periodic impairment testing. SFAS 142 requires testing goodwill for impairment on an annual basis and on an interim basis if an event occurs or circumstance change that may reduce the fair value of a reporting unit below its carrying value. We performed our most recent impairment testing at the end of fiscal 2005, and concluded that there was no impairment losses related to goodwill.
Intangible assets consist of the following (in thousands):

		June 26, 2005			March 27, 2005
	Weighted
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net

Non-Compete agreement	15	$272	$151	$121	$150	$150	$0
Customer list	15	690	64	626	512	31	481
Trademarks	15	2,128	20	2,108			—
R&D contracts	15	1,294	12	1,282			—
Technology — Patents	10	10,359	196	10,163	64	51	13

Total Intangibles		$14,743	$443	$14,300	$726	$232	$494

Amortization expense for the three months ended June 26, 2005 was approximately $212,000.
At June 26, 2005, estimated future amortization expense is as follows (in thousands):

Fiscal Year	Amortization
Expense
Balance of 2005	$1,161
2006	1,404
2007	1,404
2008	1,377
2009	1,275
2010	1,275
2011 & thereafter	6,404

Total	$14,300

Stock Based Compensation
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

	Three months ended
	June 26, 2005	June 27, 2004
Net (loss) earnings as reported	$(134,000)	$347,000
Deduct: Stock based employee compensation expense determined under the fair value-based method for all awards	53,000

Pro forma net (loss) earnings	$(187,000)	$347,000

Basic (Loss) earnings per common share
As reported	$(0.01)	$0.03
Pro forma	$(0.01)	$0.03

Diluted (loss) earnings per share
As reported	$(0.01)	$0.02
Pro forma	$(0.01)	$0.02
Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 3, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: risk-free interest rates of, 4%, 5% and 9%, expected volatility of 1% and 5% expected lives of 10 years in all periods. No dividends were assumed in the calculations.
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
     Stock option transactions for June 26, 2005 and March 27, 2005.

	Shares	Weighted Average
	(000)	Exercise Price
Outstanding, March 27, 2005	2,355	$1.47
Granted	616	$2.19
Exercised	(30)	$0.80
Expired	—

Outstanding, June 26, 2005	2,941	$1.63

Exercisable, June 26, 2005	1,897	$1.49

Line of Credit/Term Debt
In July 2004, the Company established a revolving line of credit with a regional bank which provides for borrowings up to $3,000,000, based on 80% of the Company’s eligible accounts receivable and 40% of the Company’s eligible inventory, subject to certain limitations as defined by the agreement. At June 26, 2005, the outstanding balance on the line was $1.0 million. The line is secured by all business assets of the Company. Repayment is interest only, monthly, with principal due at maturity, July 20, 2005. The line was renewed in July of 2005 with the same terms and conditions with the maturity date of July 2006. Interest is computed at the Wall Street Journal Prime plus 1% which was 6% at March 27, 2005.
In May 2005, the Company entered into a term note with a regional bank which provided for borrowings up to $2,700,000. The note is guaranteed by the Company and all of its subsidiaries. Repayment is principal of $75,000 per month, plus interest, until maturity on May 2, 2008. Interest is computed at the Wall Street Journal Prime plus 1% with a ceiling of 7.75% and a floor of 6%. The interest rate was 6% at June 26, 2005
Notes payable to Related Parties
In May 2005, the Company entered into four-year promissory notes in the aggregate principal amount of approximately $2.9 million (the“API Notes”) with the former stockholders of Picometrix. Both of the former stockholders of Picometrix are now Company employees. One former owner is now the Company’s Chief Financial Officer. The API Notes are payable in four annual installments with the first being a payment in the aggregate of $500,000, the second being a payment in the aggregate of $550,000, the third being a payment in the aggregate of $900,000 and the fourth being a payment in the aggregate of $950,500. The API Notes bear an interest rate of prime plus 1.0% and are secured by all of the intellectual property of Picometrix. The Company has the option of prepaying the API Notes without penalty.
Segment Information
The Company operates in a single business segment, which is to provide optoelectronic solutions to the OEM manufacturers in the telecommunication, military/aerospace, medical, industrial and homeland security markets.
Shareholders Equity Transactions
During the first quarter of fiscal 2006 the convertible note holders exercised a warrant to purchase 170,164 shares of the Company’s Class A common stock in the amount of $303,000. In addition, the company issued 2,575,000 shares of Class A Common Stock valued at $2.11 per share or approximately $5,433,000 to the Picometrix shareholders as part of the payment for the acquisition of Picometrix. API stock option holders exercised their rights to purchase 30,000 shares of Class A Common Stock at approximately $.80 per share resulting in cash to the Company of approximately $24,000.
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standard (“SFAS”) No. 153, “Exchanges of Non-monetary assets — an amendment of APB Opinion No. 29”. This Statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We adopted this pronouncement on July 1, 2005 and we anticipate that this pronouncement will not have a material effect on our consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. The Securities and Exchange Commission has delayed the adoption requirement of SFAS No. 123® until January 1, 2006. We expect to adopt SFAS No. 123® on March 27, 2006 as required. We anticipate that adoption of this Standard will have a material effect on our consolidated financial statements as the Company does utilize stock options to compensate employees and members of the Board of Directors.
In May 2005 the FASB issued SFAS 154 “Accounting Changes and Error Corrections”. This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle and also corrections of error in previously issued financial statements. This Statement harmonizes US accounting standards with existing international accounting standards by requiring companies to report voluntary changes in accounting principles via a retrospective application, unless impracticable. Also, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retrospectively. This pronouncement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005
Subsequent Events
In the month of July 2005, convertible note holders converted approximately $1.2 million aggregate principal amount of the convertible notes outstanding for approximately 620,000 shares of the Company’s Class A common stock. The company received no cash as a result of this conversion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statement and the reported amount of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from such estimates under different assumptions or conditions.
A detailed discussion of our critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended March 27, 2005, previously filed by us with the Securities and Exchange Commission.
Results of Operations
Revenues by market consisted of the following:

	Three months ended
Revenues	June 26, 2005	June 27, 2004

Telecommunications	505,000	14,000
Industrial Sensing	2,163,000	1,387,000
Military/Aerospace	1,213,000	1,317,000
Medical	698,000	535,000
Homeland Security	498,000	—

Total	$5,077,000	$3,253,000

Revenues — Sales for the first quarter of fiscal year 2006 (“Q1 06”) were $5,077,000, an increase of $1,824,000 or 56% from sales of $3,253,000 for the first quarter of fiscal year 2005 (“Q1 05”). The Company recorded increases in four of its principal market with the most significant revenue increases coming from the telecommunications, industrial sensing and homeland security markets.
Sales to the industrial sensing markets rose to $2,163,000 in Q1 06, an increase of $776,000 or 56% over the prior year due to the additional revenue from the recent acquisitions and internal growth. The industrial sensing market represented 42.6% of total sales for the quarter (same percentage as in Q1 05). The acquisition of Picometrix expanded the homeland security market sales and extended our reach in the telecommunication markets. Sales to the homeland security and telecommunication segments rose to $498,000 and $505,000 in Q1 06, respectively, as compared to an aggregate of zero and $14,000, respectively, in the comparable prior year period. Sales to the medical market rose to $698,000 in Q1 06, an increase of $163,000 or 30% over the prior year period, due to internal growth of current customers and represented 13.7 % of the total sales for the quarter. While we continue to expect sales to increase in fiscal 2006 as compared to fiscal 2005, the quarter to quarter comparisons can vary significantly for both revenue and market analyses due to fluctuations in customer delivery and production schedules which are beyond the control of the Company.

Gross Profit — Gross profit increased by $851,000 or 65%, to $2,148,000 for the three months ended June 26, 2005, from $1,297,000 for the comparable prior-year period. The increase was attributable to the acquisition of Picometrix. While gross margins increased, the Company continued to have manufacturing issues in our California facility which adversely affect the consolidated gross margins. Gross profit, expressed as a percentage of revenues, increased in the three months ended June 26, 2005, to 42.3% from 39.9% in the comparable prior-year period. The increase in gross profit as a percentage of revenues, or gross margin, in the three months ended June 26, 2005, over the prior-year period, was primarily attributable to the acquisition of Picometrix, and the resulting addition of Picometrix product sales, which typically carry higher gross margins.
Research and Development — Research and development (R&D) expenses include research related to new product development and product enhancement expenditures. R&D expenses increased by $410,000 to $452,000 in Q1 06, as compared to $42,000 in Q1 05. The increase in R&D costs is the direct result of additional R&D projects, as well as the Company’s business acquisitions. R&D expenses for any given quarter are directly reflective of the specific projects currently underway and the costs incurred during that period. During the remainder of the fiscal year, we expect to see R&D spending comparable to that of Q1 06 based on current revenue and project rends. However, R&D costs can vary, depending on the level of activity associated with new product development projects or customer-requested development contracts.
Sales and Marketing expenses — Marketing and sales expenses increased by $33,000, or (12%) to $316,000 in Q1 06 as compared to Q1 05. Stated as a percentage of sales, marketing and sales expenses were lower at 6% for Q1 06, as compared to 9% in Q1 05. An increase in actual expense of $49,000 was attributable to the acquisitions, offset by decreasing the use of outside sales representatives and advertising/marketing services. The Company believes that current marketing and sales expenses are indicative of what can be expected for the remainder of the fiscal year.
General and Administrative — General and administrative (G & A) expenses increased by $734,000 to $1,353,000 in Q1 06, as compared to Q1 05 as a result of the added administrative expenses of acquisitions. Expressed as a percentage of net sales, general and administrative expenses represented 27% in Q1 06 as compared to 19% in Q1 05. Legal, consulting and amortization of financing expenses were higher than the same period of Q1 05, due to the Company’s acquisitions. As the majority of general and administrative expenses are fixed rather than variable, we expect that actual expenditures will remain relatively stable for the remainder of the current fiscal year and, as revenues increase, G & A expenses will decline as a percentage of sales.
Income from Operations — For the three months ended June 26, 2005, income from operations was $27,000 as compared to income from operations of $353,000 for the comparable prior-year period, a reduction of $326,000. The decrease is attributable to the factors mentioned above, an increase in R&D spending of $410,000 and the increase in SG&A spending of $767,000 is primarily attributable to the recent acquisitions.
Interest Income — For the three months ended June 26, 2005, we earned interest income of $9,000 compared to $5,000 for comparable prior-year period. The increase in Interest Income was derived from income earning deposits.
Interest Expense — For the three months ended June 26, 2005, our interest expense was $171,000 compared to $5,000 for the comparable prior-year period. The increase is due to expenses associated with the Company’s business acquisitions, the outstanding convertible notes, the new term loan and the Company’s secured line of credit.
Net Income (Loss) — For the reasons outlined above, The Company reported net loss of ($134,000) or ($0.01) per share for Q1 06 as compared to net income of $347,000 or $0.03 per share in Q1 05.
Liquidity and Capital Resources
At June 26, 2005, the Company had cash and cash equivalents of $1.5 million, a decrease of $1.3 million from $2.8 million as of March 27, 2005. The Company believes that current cash levels combined with our revolving line of credit will be sufficient for our 2006 fiscal year.

In July 2004, the Company established a revolving line of credit with a regional bank which provides for borrowings up to $3,000,000, based on 80% of the Company’s eligible accounts receivable and 40% of the Company’s eligible inventory, subject to certain limitations as defined by the agreement. At June 26, 2005, the outstanding balance on the line was $1.0 million. The line is secured by all business assets of the Company. Repayment is interest only, monthly, with principal due at maturity, July 20, 2005. Interest is computed at the Wall Street Journal Prime plus 1% which was 6% at March 27, 2005.
In May 2005, the Company entered into a term note with a regional bank which provided for borrowings up to $2,700,000. The note is guaranteed by the Company and all of its subsidiaries. Repayment is principal of $75,000 per month, plus interest, until maturity on May 2, 2008. Interest is computed at the Wall Street Journal Prime plus 1% with a ceiling of 7.75% and a floor of 6%.
Net cash used in operating activities was $278,000 for the three months ended June 26, 2005. The amount of net cash provided by operations was primarily attributable to a decrease in accounts receivable, prepaid expenses, and other assets. Cash used in operating activities was primarily for an increase in inventory due to the timing of shipments and decreases in accounts payable and accrued expenses.
Net cash used in investing activities was $3,868,000 for the three months ended June 26, 2005. The amount primarily consisted of cash paid for the acquisition of Picometrix and related expenses, net of cash acquired. Capital expenditure activity for the quarter accounted for $79,000 of the cash used, and patent expenditures were $31,000 for the quarter.
Net cash provided by financing activities was $2,868,000 for the three months ended June 26, 2005. This primarily reflects the $2,700,000 cash proceeds from the term loan relating to the Picometrix acquisition reduced by two months of loan repayment of $150,000. Payments of $29,000 were made during the quarter to equipment vendors to adhere to the unsecured financing arrangements. One of the convertible note holders exercised a warrant to purchase 170,164 shares of the Company’s Class A common stock in the amount of $303,000. Employees exercised stock options for $44,000.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
At June 26, 2005, all of our interest rate exposure is linked to the prime rate, subject to certain limitations. As such, we are at risk to the extent of changes in the prime rate and do not believe that moderate changes in the prime rate will materially affect our operating results or financial condition.
Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officers (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation. During the past eight months the Company’s Camarillo location has had turnover in two key accounting positions. In addition, in the Company’s recently consummated and previously reported acquisition of Picometrix, Inc., API gained three additional accounting personnel in our Ann Arbor location. In view of these two events, API management plans to reconfigure our Corporate and Camarillo accounting & disclosure controls and also transfer certain accounting and external reporting functions to our Ann Arbor office. We will continue to review and assess future needs and responsibilities in all locations and may make future changes. We believe that these changes may have a material affect on our internal controls and Procedures.

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
Part II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K

Exhibit
No.
31.1	Certificate of the Registrant’s Chairman, Chief Executive Officer, and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of the Registrant’s Chief Financial Officer, and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Photonix, Inc. (Registrant)
Date: August 15, 2005	/s/ Richard Kurtz
Richard Kurtz
Chairman, Chief Executive Officer and Director

/s/ Robin Risser
Robin Risser
Chief Financial Officer

Exhibit Index

Exhibit
No.	Description
31.1	Certificate of the Registrant’s Chairman, Chief Executive Officer, and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of the Registrant’s Chief Financial Officer, and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002