Form 10-Q
period 2005-09-25
ADVANCED PHOTONIX INC
filed 2005-11-09
CIK 869986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 7, 2005, there were 18,707,924 shares of Class A Common Stock, $.001 par value, and 31,691 shares of Class B Common Stock, $.001 par value outstanding.

ADVANCED PHOTONIX, INC.

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ADVANCED PHOTONIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 25, 2005	March 27, 2005
Assets
Current Assets:

Cash and cash equivalents	$2,008,000	$2,757,000
Accounts receivable, net of allowance for doubtful accounts of $56,000 and $24,000 for September 25, 2005 and March 27, 2005, respectively.	3,499,000	2,610,000
Note receivable from Picometrix	—	4,228,000
Inventory, net	4,422,000	3,644,000
Prepaid expenses and other current assets	727,000	563,000
Deferred tax asset, current portion	644,000	644,000

Total current assets	11,300,000	14,446,000

Equipment and leasehold improvements, at cost	7,732,000	5,118,000
Accumulated depreciation	(4,083,000)	(3,719,000)

Equipment and leasehold improvements, net	3,649,000	1,399,000

Goodwill, net of accumulated amortization of 353,000 for September 25, 2005 and March 27, 2005.	2,421,000	2,421,000
Intangibles, net of accumulated amortization of 742,000 and 181,000 for September 25, 2005 and March 27, 2005, respectively	13,907,000	481,000
Patents, net of accumulated amortization of 77,000 and 13,000 for September 25,2005 and March 27, 2005, respectively	77,000	13,000
Deposits and other assets	658,000	490,000
Deferred income taxes	4,105,000	4,105,000

Total other assets	24,817,000	8,909,000

Total assets	$36,117,000	$23,355,000

ADVANCED PHOTONIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 25, 2005	March 27, 2005
Liabilities and shareholders’ equity
Current liabilities

Line of credit	$1,000,000	$1,000,000

Accounts payable:	1,164,000	1,053,000

Compensation and related withholdings	718,000	529,000
Customer deposits	31,000	—

Deferred income	376,000	271,000

Other accrued expenses	670,000	321,000
Current portion of Long-term debt, related party	500,000	—

Current portion of long-term debt	968,000	11,000

Total current liabilities	5,427,000	3,185,000

Long-term debt, less current portion	4,552,000	4,861,000
Long-term debt, less current portion — related party	2,401,000	—

Total liabilities	12,380,000	8,046,000

Commitments and Contingencies:
Class A Redeemable Convertible Preferred Stock, $.001 par value; 780,000 shares authorized; 2004 and 2005 — 40,000 shares issued and outstanding; liquidation preference $25,000	32,000	32,000

Shareholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; 780,000 shares designated Class A redeemable convertible; 2005 and 2004 — no shares issued and outstanding
Class A common stock, $.001 par value, 50,000,000 authorized September 25, 2005 — 17,515,981 shares issued and outstanding, March 27, 2005 — 13,512,631 shares issued and outstanding	18,000	13,000
Class B common stock, $.001 par value; 4,420,113 shares authorized; 2005 and 2004 — 31,691 issued and outstanding		—

Additional paid-in capital	37,386,000	27,995,000

Accumulated deficit	(13,699,000)	(12,731,000)

Total shareholders’ equity	23,737,000	15,309,000

Total liabilities and shareholders’ equity	$36,117,000	$23,355,000

See notes to condensed consolidated financial statements.

ADVANCED PHOTONIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three month periods ended		Six month periods ended
	September 25,	September 26,	September 25,	September 26,
	2005	2004	2005	2004
Revenue	$5,193,000	$3,709,000	$10,271,000	$6,962,000
Cost of products sold	3,077,000	2,451,000	5,999,000	4,407,000

Gross profit	2,116,000	1,258,000	4,272,000	2,555,000

Research and development expenses	802,000	37,000	1,247,000	79,000
Sales and marketing expenses	506,000	328,000	829,000	611,000

General and administrative expenses	1,456,000	654,000	2,809,000	1,272,000

Total Operating Expenses	2,764,000	1,019,000	4,885,000	1,962,000

Income (loss) from operations	(648,000)	239,000	(613,000)	593,000

Other income (expense):
Interest income	5,000	7,000	14,000	12,000
Interest expense	(140,000)	(1,000)	(262,000)	(6,000)
Interest expense, related party	(51,000)	—	(100,000)	—
Other	—	15,000	(7,000)	9,000

Net income (loss)	($834,000)	$260,000	($968,000)	$608,000

Basic Earnings Per Share	($0.05)	$0.02	($0.06)	$0.05

Diluted Earnings Per Share	($0.05)	$0.02	($0.06)	$0.04

Weighted average shares outstanding	16,919,000	13,431,000	16,919,000	13,431,000

Weighted average diluted shares outstanding	19,450,000	14,228,600	19,450,000	14,228,600

See notes to condensed consolidated financial statements.

ADVANCED PHOTONIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six month periods ended	September 25, 2005	September 26, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(968,000)	$608,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	364,000	181,000
Amortization — intangibles/patents	593,000	39,000
Amortization — prepaid finance expense	120,000	—
Disposal of assets	—	20,000
Changes in operating assets and liabilities:
Accounts receivable	176,000	(166,000)
Inventories	(30,000)	(503,000)
Prepaid expenses & other current assets	(98,000)	(102,000)
Other assets	81,000	16,000
Accounts payable	(154,000)	188,000
Accrued expenses and other	(533,000)	—

Net cash provided by (used in) operating activities	(449,000)	281,000

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(155,000)	(71,000)
Patent expenditures	(66,000)
Cash paid for Picotronix, Inc. acquisition	(3,500,000)	—
Cash acquired through acquisition of Picotronix, Inc.	678,000	—
Cash paid for acquisition related costs	(936,000)	—

Net cash (used in) operating activities	(3,979,000)	(71,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of line of credit		(900,000)
Proceeds from bank term loan	2,700,000	—
Payment of notes payable	(512,000)	—
Proceeds from exercise of warrants	303,000	—
Proceeds from exercise of stock options	164,000	1,000

Net cash provided by (used in) financing activities	3,679,000	(899,000)

Net decrease in cash	(749,000)	(689,000)

Cash at beginning of year	2,757,000	1,299,000

Cash at end of quarter	$2,008,000	$610,000

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—

Cash paid for interest	$203,877	$—

Non cash financing activities
During the Q2 2006 senior convertible note holders exercised their options to convert debt into the following number shares of the Company’s common stock:

• Holder 1	1,287,303 shares @ 1.9393 per share	$2,496,467
• Holder 2	257,825 shares @ 1.9393 per share	500,000
• Holder 3	257,825 shares @ 1.9393 per share	500,000

Total	1,802,953	$3,496,467

Supplemental disclosure of non cash operating, investing and financing activities:

Picometrix acquisition	May 2, 2005
Assets acquired	$19,404,000
Liabilities assumed	(2,406,000)

Net assets acquired	16,998,000
Cash paid	(3,500,000)
Broker fees & other direct costs	(936,000)

12,562,000

Non-cash investing activities
Common stock issued	(5,433,000)
Note payable — related party	(2,901,000)
Picometrix note retired	(4,228,000)

Net balance	$—
See notes to condensed consolidated financial statements

ADVANCED PHOTONIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 25, 2005
Basis of Presentation
General – Advanced Photonix, Inc. (the “Company”), was incorporated under the laws of the State of Delaware in June 1988. The Company is engaged in the development and manufacture of optoelectronic devices and value-added sub-systems and systems. The Company serves a variety of global Original Equipment Manufacturers (OEMs), including telecommunication, military/aerospace, industrial sensing, medical and homeland security. The Company supports the customer from the initial concept and design phase of the product, through testing to full-scale production. The company has three manufacturing facilities; located in Camarillo, CA, Dodgeville, WI and Ann Arbor, MI.
The accompanying condensed consolidated financial statements include the accounts of Advanced Photonix, Inc. (“the Company”) and the Company’s wholly owned subsidiaries, Silicon Sensors Inc. (“SSI”), Texas Optoelectronics, Inc. (“TOI”), Photonic Detectors, Inc. (“PDI”) and Picometrix, LLC (“Picometrix). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Operating results for the three month period and the six month period ended September 25, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 26, 2006. For further information, refer to the financial statements and notes thereto included in the Advanced Photonix, Inc. Annual Report on Form 10-K for the fiscal year ended March 27, 2005.
Acquisition
In May 2005, the Company completed its previously disclosed acquisition of Picotronix, Inc. through the merger of Picotronix, Inc. (doing business as and referred to herein as “Picometrix”), a Michigan corporation, with and into Michigan Acquisition Sub, LLC (“Newco”), a Delaware limited liability company and a wholly-owned subsidiary of the Company, pursuant to an Agreement and Plan of Merger dated March 8, 2005 by and among the Company, Newco, Picometrix and Robin Risser and Steven Williamson, the stockholders of Picometrix. Immediately following the effective time of the merger, the name of Newco was changed to Picometrix, LLC. Pursuant to the merger between Picometrix and the Company, the Company paid consideration of approximately $17 million in the form of $3.5 million in cash, four-year API promissory notes in the aggregate principal amount of approximately $2.9 million (the “API Notes”), $5.4 million in API Class A Common Stock (2,575,000 shares valued at $2.11 per share), a loan in the amount of approximately $4.2 million to Picometrix (the “API Loan”) which was forgiven and the proceeds of which were used to prepay existing long-term indebtedness of Picometrix to a third party, and broker fees and other transaction costs directly related to the acquisition of approximately $900,000. The API Notes are payable in four annual installments with the first being a payment of $500,000, the second being a payment of $550,000, the third being a payment of $900,000 and the fourth being a payment of $950,500. The API Notes bear an interest rate of prime plus 1.0% and are secured by all of the intellectual property of Picometrix. API has the option of prepaying the API Notes without penalty. Immediately following the effective time of the transaction, the API Loan was contributed to the capital of Picometrix, LLC. In connection with the transaction, the Company recorded approximately $14 million in intangible assets (including customer list, non-compete agreement, trademarks, R & D contracts, and technology/patents) and will amortize these finite life intangible assets over their various estimated useful lives up to 15 years.

A summary of the Picotronix assets and liabilities acquired at fair value is as follows:

Assets acquired
Cash and cash equivalents	$678,000
Accounts receivable	1,065,000
Inventories	748,000
Prepaid expenses and other current assets	98,000
Net fixed assets	2,458,000
Customer list	178,000
Non—compete agreement	122,000
Trademarks	2,128,000
R&D contracts	1,294,000
Technology/patents	10,265,000
Deposits and other assets	370,000

Total assets acquired	$19,404,000

Liabilities assumed
Accounts payable	$(265,000)
Capital lease payable	(89,000)
Other accrued expenses	(874,000)
Notes payable	(877,000)
Deferred revenue and deposits	(301,000)

Total liabilities assumed	(2,406,000)

Net assets acquired	$16,998,000

SUMMARY COMBINED COMPANY UNAUDITED PRO FORMA CONDENSED CONSOLIDATED
STATEMENTS OF OPERATIONS
The combined company unaudited pro forma consolidated statements of operations give effect to the purchase of Picometrix as if the transaction had occurred on March 28, 2004. The combined company unaudited pro forma condensed consolidated statements of operations do not purport to represent what the results of operations actually would have been if the purchase had occurred as of such date, or what such results will be for any future periods.
The combined company unaudited pro forma consolidated statements of operations are derived from the historical financial statements of API and Picometrix and the assumptions and adjustments described in the accompanying notes. The pro forma adjustments are based on preliminary estimates and assumptions that API and Picometrix believe are reasonable under the circumstances. The combined company unaudited pro forma financial information should be read in conjunction with the historical financial statements and the accompanying notes thereto of API and Picometrix. The combined company unaudited pro forma consolidated statements of operations do not reflect any cost savings or other economic efficiencies which will result from the purchase.

ADVANCED PHOTONIX, INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
MARCH 27, 2005

	3/27/2005	3/31/2005
	API	PICO	ADJUSTMENTS	NOTE	PROFORMA
CURRENT ASSETS
Cash and cash equivalents	$1,503,000	$1,222,303	($4,291,471)	3	($1,566,168)
			2,700,000	6	2,700,000
			1,254,000	8	1,254,000
Restricted cash	1,254,000		(1,254,000)	8	—
Repurchase of Class A common Stock Options			(509,545)	9	(509,545)

Total cash and cash equivalents	2,757,000	1,222,303	(2,101,016)		1,878,287

Accounts receivable, net	2,610,000	988,506			3,598,506
Note receivable from Picometrix, Inc.	4,228,000		(4,228,000)	7	—

Inventory	3,644,000	723,233			4,367,233

Deferred tax asset, current portion	644,000				644,000

Prepaid expenses and other current assets	563,000	122,204			685,204

Total Current Assets	14,446,000	3,056,246	(6,329,016)		11,173,230

Fixed assets, net of depreciation	1,399,000	1,872,799	595,163	2	3,866,962

OTHER ASSETS

Deferred tax assets, net	4,105,000				4,105,000

Goodwill, net	2,421,000				2,421,000

Intangible assets	494,000	467,142	12,486,926	2	13,448,068

Prepaid capital finance expenses, net	315,000				315,000

Security deposits and other assets	175,000	370,226			545,226

Total Other Assets	7,510,000	837,368	12,486,926		20,834,294

TOTAL ASSETS	$23,355,000	$5,766,413	$6,753,073		$35,874,486

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,185,000	$703,584			$2,888,584

Income taxes payable		16,725			16,725

	3/27/2005	3/31/2005
	API	PICO	ADJUSTMENTS	NOTE	PROFORMA
Deferred revenue					—

Current portion of long-term debt	$1,000,000	$4,349,681	$(3,328,000)	6,7	$2,021,681

Total Current Liabilities	3,185,000	5,069,990	(3,328,000)		4,926,990

LONG-TERM LIABILITIES

Long-term debt	4,859,000	1,153,291			6,012,291
			2,900,500	4	2,900,500
			1,800,000	6	1,800,000
Capital lease payable	2,000				2,000

Total Long-Term Liabilities	4,861,000	1,153,291	4,700,500		10,714,791

COMMITMENTS AND CONTINGENCIES					—

Class A redeemable convertible preferred stock	32,000	—			32,000

Total Commitments and Contingencies	32,000	—	—		32,000

TOTAL LIABILITIES	$8,078,000	$6,223,281	$1,372,500		$15,673,781

SHAREHOLDERS’ EQUITY

Common stock	13,000	22,440	(22,440)	1	13,000
			2,575	5	2,575

Additional paid-in capital	27,995,000		5,430,675	5	33,425,675

Accumulated deficit	(12,731,000)	(479,308)	479,308	1	(12,731,000)

Option repurchase			(509,545)		(509,545)

Total Shareholders’ Equity	15,277,000	(456,868)	5,380,573		20,200,705

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,355,000	$5,766,413	$6,753,073		$35,874,486

SEE NOTES TO PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

NOTES:

1)	Eliminates the items on Picometrix historical financial statements.

2)	Reflects preliminary allocation of purchase price to tangible and intangible assets.

3)	Represents the cash portion of the purchase price.

4)	Reflects the impact of issuance of $2,900,500 aggregate principal amount of promissory notes issued to finance the acquisition of Picometrix, (the “API notes”), payable to the Picometrix stockholders.

5)	Reflects API stock issued as part of the purchase price.

6)	Reflects incurrence of a term loan by API for $2,700,000 to finance purchase of Picometrix.

7)	Reflects loan from API to Picometrix that was forgiven as part of the agreement and plan of merger and current portion of SBBT loan.

8)	Reclassification of restricted cash on API balance sheet.

9)	Repurchase of Class A common Stock Options.

ADVANCED PHOTONIX, INC. AND SUBSIDIARIES
UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE YEAR ENDED MARCH 27, 2005

	API	PICOMETRIX
	Historical	Historical	ADJUSTMENTS	NOTE	PROFORMA
REVENUES
Revenues	$14,803,000	$7,473,404			$22,276,404

COST OF SALES	10,071,000	2,311,104	62619	8	12,444,723

GROSS PROFIT (LOSS)	4,732,000	5,162,300	(62,619)		9,831,681
OPERATING EXPENSES
Research and development expense	146,000	2,574,997	399,376	8	3,120,373
Selling, General and administrative expense	3,920,000	1,703,389	47,550	8	5,670,939
Depreciation			119,033	1	119,033
Amortization	—	—	1,186,017	2	1,186,017

Total Operating Expenses	4,066,000	4,278,386	1,751,976		10,096,362
INCOME (LOSS) FROM OPERATIONS	666,000	883,914	(1,814,595)		(264,681)
OTHER (INCOME) EXPENSE
Interest income	(43,000)	(6,990)			(49,990)
Interest expense	154,000	304,784	167,752	3	626,536
			(392,771)	4	(392,771)
			62,045	5	62,045
Other, net	35,000	42,040	(1,950,000)	7	(1,872,960)

Total Other (Income) Expense	146,000	339,834	(2,112,974)		(1,627,140)
NET INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	520,000	544,080	298,379		1,362,459

PROVISION FOR INCOME TAXES
Provision for income taxes — current	18,000	5,889		6	23,889
Provision for income taxes — deferred	(4,752,000)	(349,979)			(5,101,979)

Total Provision For Income Taxes	(4,734,000)	(344,090)	—		(5,078,090)

NET INCOME (LOSS)	$5,254,000	$888,170	$298,379		$6,440,549

1)	Reflects the projected impact of depreciation on write-up of assets.

2)	Reflects the projected impact of amortization of acquired intangible assets of $3,588,616 over 15 year’s useful life and $9,467,764 over 10 year’s useful life.

3)	Reflects the impact of interest expense from $2,900,500 aggregate principal amount of the API notes. The interest rate used was the average prime rate plus 1% per quarter (4/1/04 — 3/27/05) multiplied by the number of days in each quarter.

4)	Reflects the reversal of Interest paid to Coherent and DPC1 with respect to the repayment of the loan.

5)	Reflects the impact of interest expense from $2,700,000 aggregate principal amount of the API notes. The interest rate used was the average prime rate plus 1% per quarter (4/1/04 — 9/30/04) multiplied by 5 the number of days in each quarter.

6)	No income tax benefit is assumed due to uncertainties surrounding the ultimate realizability of net operating losses.

7)	Reflects gain on forgiveness of debt on DPC1.

8)	Repurchase of class A stock options.

Summary of Significant Accounting Policies
Cash and Cash Equivalents: The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.
Concentration of Credit Risk: Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade accounts receivable. The Company places its temporary cash investments in certificates of deposit in excess of FDIC insurance limits, principally at a regional bank. At September 25, 2005 substantially all cash and cash equivalents were on deposit at five financial institutions, with these institutions having FDIC or SIPC insurance less than the amounts on deposit.
At September 25, 2005, no single customer accounted for more than 10 % of our total accounts receivable.
At September 25, 2005, no single customer accounted for more than 10 % of Consolidated Revenue.
The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.
The Company does not apply interest charges to past due accounts receivable.
Shipping and Handling Costs: The Company’s policy is to classify shipping and handling costs as a component of Costs of Goods Sold in the Consolidated Statement of Operations.
Net Income (Loss) Per Share: Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” (“SFAS 128”). Accordingly, basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Such weighted average shares were approximately 16,919,000 at September 25, 2005 and 13,431,000 at September 26, 2004. The pro-forma impact of Statement 128 on the calculation of earnings per share is as follows:

	Six Months Ended	Six Months Ended
	September 25, 2005	September 26, 2004
BASIC
Weighted average shares outstanding	16,919,000	13,431,000
Net income (loss)	(968,000)	608,000
Basic income per share	($0.06)	$0.05

	Six Months Ended	Six Months Ended
	September 25, 2005	September 26, 2004
DILUTED
Weighted average shares outstanding	16,919,000	13,431,000
Net effect of dilutive stock options and warrants based on the treasury stock method using average market price	1,283,000	796,000
Net effect of shares issuable pursuant to terms of convertible note, based on the “if converted” method	1,248,000	—

Total shares	19,450,000	14,227,000
Net income (Loss) adjusted for interest expense on convertible note	(823,000)	608,000
Diluted earnings per share	anti-dilutive	$0.04

Average market price of common stock	$3.19	$2.17
Ending Market price of common stock	$3.11	$1.80
The following stock options granted to Company employees, directors, and former owners were excluded from the calculation of diluted earnings per share in the financial statements because they were anti-dilutive for the periods reported:

Six Months Ended September 25, 2005		Six Months Ended September 26, 2004
No. of Shares	Exercise Price Per	No. of Shares Underlying	Exercise Price Per
Underlying Options	Share	Options	Share
1,000	3.0940	27,700	2.5000
350,000	3.1875	1,000	3.0940
50,000	5.3440	350,000	3.1875
		50,000	5.3440

401,000		428,700

Inventory
Inventories, which include material, labor and manufacturing overhead, are stated at standard cost (which approximates the first-in, first-out method) or market.
Inventories consisted of the following:

	September 25, 2005	March 27, 2005

Raw Material	$4,081,000	$3,129,000
Work-in-process	1,212,000	1,245,000
Finished Goods	330,000	302,000

Total inventories	5,623,000	4,676,000

Less inventory reserves	(1,201,000)	(1,032,000)

Inventories, net	$4,422,000	$3,644,000

Accounts Receivable

Accounts receivable consisted of the following:
	September 25, 2005	March 27, 2005

Trade receivables, net	$3,193,000	$2,555,000

Unbilled receivables (represents certain contracts that are not billed until month end)	306,000	55,000

Total	$3,499,000	$2,610,000

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
Revenue Recognition
In accordance with Staff Accounting Bulletin No 104, we recognize revenue from the sale of products when the products are shipped to the customer. Revenues from the sale of services consist of non-recurring engineering charges, which are recognized when the services have been rendered. One of the subsidiaries will accrue for revenues (progress billings) to government agencies for those months when the required billing date falls after the financial closing date. An unbilled receivable is recorded and then reversed when the actual charges are invoiced. Historically, sales returns have amounted to less than 1% of net income and all Revenues are recorded net of returns and discounts.

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
Deferred Tax Asset Valuation Allowance
We record a deferred tax asset in jurisdictions where we generate a loss for income tax purposes. For all years prior to fiscal 2005, due to our history of operating losses, we had recorded a full valuation allowance against these deferred tax assets in accordance with SFAS 109, “Accounting for Income Taxes,” because, in management’s judgment, the deferred tax assets would not be realized in the foreseeable future. In fiscal years 2004 and 2005, the Company returned to a position of profitability Based on our profit history in FY 2005 and on anticipated future profits resulting from the Company’s acquisition and merger with Picometrix, Inc. in May 2005, we reversed a portion of the valuation allowance for the year ended March 27, 2005, because, in our estimation, we believe that at least 50% of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible, and no assurance can be given that the Company will, in fact, generate future taxable income in amounts sufficient to fully realize the asset. We have considered the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making our assessment. The deferred tax assets are evaluated annually and the valuation allowance may be adjusted again in the future years if it is determined that any additional portion of the assets will or will not be realized.
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

Goodwill and Other Intangible Assets
In accordance with SFAS No. 142, “Goodwill and other Intangible Assets” (SFAS 142), goodwill and intangibles with indefinite lives are subject to periodic impairment testing but are not amortized, and intangibles with definite lives are separately classified and are amortized. SFAS 142 requires testing goodwill for impairment on an annual basis and on an interim basis if an event occurs or circumstance change that may reduce the fair value of a reporting unit below its carrying value. We performed our most recent impairment testing at the end of fiscal 2005, and concluded that there was no impairment losses related to goodwill.
Intangible assets that have definite lives consist of the following (in thousands):

	Sept. 25, 2005				March 27, 2005
	Weighted
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net

Non-Compete agreement	15	$347	$228	$119	$150	$150	$0

Customer list	15	812	100	712	512	31	481

Trademarks	15	2,128	55	2,073	—	—	—

R&D contracts	15	1,294	34	1,260	—	—	—

Technology	10	10,395	452	9,943	64	51	13

Total Intangibles		$14,976	$869	$14,107	$726	$232	$494

Amortization expense for the six months ended September 25, 2005 was approximately $593,000.
Balances for September 25, 2005 reflect the reclassification of intangibles from current asset accounts to intangible accounts for Non Compete agreement of $75K and Customer list of 122K
At September 25, 2005, estimated future amortization expense is as follows (in thousands):

Amortization
Fiscal Year	Expense
Balance of 2005	$702
2006	1,404
2007	1,404
2008	1,378
2009	1,275
2010	1,275
2011 & thereafter	6,669

Total	$14,107

Stock Based Compensation
The Company has four stock option plans: The 1990 Incentive Stock Option and Non-Qualified Stock Option Plan, the 1991 Directors’ Stock Option Plan (“The Directors’ Plan”), the 1997 Employee Stock Option Plan and the 2000 Stock Option Plan. The company measures compensation for these plans under APB Opinion No. 25. No compensation cost has been recognized as all options were granted at the fair market value or greater than fair market value of the underlying stock at the date of grant. Had compensation expense for these plans been determined consistent with SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would be as follows:

	Three months ended		Six months ended
	Sept. 25, 2005	Sept.26, 2004	Sept. 25, 2005	Sept.26, 2004
Net (loss) earnings as reported	($834,000)	$260,000	($968,000)	$608,000
Deduct: Stock based employee compensation expense determined under the fair value-based method for all awards, net of related tax effects	(106,000)	—	(153,000)

Pro forma net (loss) earnings	($940,000)	$260,000	($1,121,000)	$608,000

(Loss) earnings per common share
As reported	($0.05)	$0.02	($0.06)	$0.05
Pro forma	($0.06)	$0.02	($0.07)	$0.05
Diluted (loss) earnings per share
As reported	($0.04)	$0.02	($0.05)	$0.04
Pro forma	($0.05)	$0.02	($0.06)	$0.04

Shares — Basic	16,919,000	13,431,000	16,919,000	13,431,000
Shares — Diluted	19,450,000	14,228,600	19,450,000	14,228,600
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

Stock option transactions for September 25, 2005 and June 26, 2005.

	Shares	Weighted Average
	(000)	Exercise Price
Outstanding, March 27, 2005	2,355	$1.47

Granted	616	$2.19
Exercised	(30)	$0.80
Expired	—

Outstanding, June 26, 2005	2,941	$1.63

Exercisable, June 26, 2005	1,897	$1.49

Outstanding, June 26, 2005	2,941	$1.63

Granted	215	$2.36
Exercised	(136)	$0.88
Expired	—

Outstanding, September 25, 2005	3,020	$1.71

Exercisable, September 25, 2005	1,813	$1.52

Line of Credit/Term Debt
The Company maintains a revolving line of credit with a regional bank which provides for borrowings up to $3,000,000, based on 80% of the Company’s eligible accounts receivable and 40% of the Company’s eligible inventory, subject to certain limitations as defined by the agreement. At September 25, 2005, the outstanding balance on the line was $1,000,000. The line is secured by all business assets of the Company. As most recently amended, repayment is interest only monthly, with principal due at maturity date on November 3, 2006. Interest is computed at the Wall Street Journal Prime plus 1/2% with a floor of 6.5%. The prime interest rate was 6.25% at September 25, 2005
In May 2005, the Company borrowed $2,700,000 from a regional bank. The loan is guaranteed by all of the Company’s subsidiaries. Repayment is principal of $75,000 per month, plus interest, until maturity on May 2, 2008. Interest is computed at the Wall Street Journal Prime plus 1% with a ceiling of 7.75% and a floor of 6%. The prime interest rate was 6.25% at September 25, 2005
In October 2004, the Company entered into a definitive agreement for the private placement to four institutional investors of $5 million aggregate principal amount of its senior convertible notes. The original Securities Purchase Agreement was filed with the Securities and Exchange Commission on October 12, 2004. The notes are convertible at the option of the holder under certain circumstances into shares of the Company’s Class A Common Stock at an initial conversion price of $1.9393 per share. The notes pay interest at an annual rate of prime plus 1% and shall not be less than 6.5% at any time and will mature on October 12, 2007. In addition, the investors in the private placement subordinated their principal and interest payments on the Notes to the “Permitted Bank Debt” (as such term is defined in the letters of agreement) and (ii) their liens on the Company’s assets to any lien granted by the Company as security for the “Permitted Bank Debt”.

In connection with the transaction, the Company issued to the investors five-year warrants to purchase 850,822 shares of the Company’s Class A Common Stock at an exercise price of $1.78 per share, subject to adjustment. The Company has registered the shares of common stock issuable upon conversion of the notes and upon exercise of the warrants for resale under the Securities Act of 1933. The investors have the option for a period of one year following effectiveness of the registration statement (April 6, 2005) to acquire an additional $5 million aggregate principal amount of the notes with an initial conversion price of $2.1156 per share and five-year warrants to purchase an additional 850,822 shares of Company’s Class A Common Stock at $1.78 per share.
In accordance with APB 14, the Company has recorded a discount to the note of $141,000 to account for the fair value associated with the note’s detachable warrants. Upon any exercise of the conversion feature, the notes will then be converted from debt to equity. A copy of the original agreement and all related documents were filed with the Securities and Exchange Commission on October 12, 2004 on Form 8-K, and the foregoing summary is qualified in its entirety by reference thereto.
During Q2 06, $3,496,467 of the senior convertible notes were converted into 1,802,953 shares of the Company’s Class A Common Stock at $1.9393 per share. The investors exercised their option and provided an additional $1,000,000 of senior convertible notes in September, 2005 that can be converted into 472,678 shares at 2.1156 per share and received warrants to purchase 170,164 shares of Class A Common Stock at $1.78 per share (see ‘Subsequent Events’ note). At the end of Q2 06, the outstanding senior convertible notes totaled $2,503,503 that can be converted into 1,247,975 shares of Class A Common Stock and their were outstanding detachable warrants to purchase 850,822 shares of Class A Common Stock at $1.78 per share.
Notes payable to Related Parties
In May 2005, the Company issued its four-year promissory notes in the aggregate principal amount of approximately $2.9 million (the “API Notes”) to the former stockholders of Picometrix. Both of the former stockholders of Picometrix are now Company employees. One former owner is now the Company’s Chief Financial Officer. The API Notes are payable in four annual installments with the first being a payment of $500,000, the second being a payment of $550,000, the third being a payment of $900,000 and the fourth being a payment of $950,500. The API Notes bear an interest rate of prime plus 1.0% and are secured by all of the intellectual property of Picometrix. The Company has the option of prepaying the API Notes without penalty.

SCHEDULE OF NOTES PAYABLE

		Schedule of remaining payments
	Balance						FY 2011
	9/25/2005	FY 2006	FY 2007	FY 2008	FY 2009	FY 2010	& Beyond
Current

Revolving loan	1,000,000	1,000,000

Note payable obligations-related party	500,000	—	500,000	—	—	—	—

Current portion — long term debt	968,000	501,000	467,000

Total Current	2,468,000	1,501,000	967,000	—	—	—	—

Long-Term
Note payable obligations	751,000	—	1,000	250,000	250,000	250,000	—

Term loan	1,425,000		450,000	900,000	75,000

Convertible notes	2,362,000			1,362,000	1,000,000

Capital lease obligations	14,000	—	14,000	—	—	—	—

Long-term debt less current portion	4,552,000	—	465,000	2,512,000	1,325,000	250,000

Long-term debt, less current portion — related party	2,401,000	—	—	550,000	900,000	951,000	—

Total Long-Term	6,953,000	—	465,000	3,062,000	2,225,000	1,201,000	—

Total	9,421,000	1,501,000	1,432,000	3,062,000	2,225,000	1,201,000	—
Segment Information
The Company operates in a single business segment, which is to provide optoelectronic solutions to the OEM manufacturers in the telecommunication, military/aerospace, medical, industrial and homeland security markets.

Shareholders Equity Transactions
During the second quarter of fiscal 2006 the convertible note holders converted $3,496,467, aggregate principal amount of the convertible notes outstanding for 1,802,953 shares of the Company’s Class A Common Stock valued at approximately $1.93 per share. The Company received no cash as a result of the conversion. API stock option holders exercised their rights to purchase 135,500 shares of Class A Common Stock at approximately $.88 per share resulting in cash to the Company of approximately $119,000.
The company issued 2,575,000 shares of Class A Common Stock valued at $2.11 per share or approximately $5,433,000 to the Picometrix shareholders as part of the payment for the acquisition of Picometrix in the first quarter of fiscal 2006. .
Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Standard (“SFAS”) No. 153, “Exchanges of Non-monetary assets – an amendment of APB Opinion No. 29”. This Statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. We adopted this pronouncement on July 1, 2005 and we anticipate that this pronouncement will not have a material effect on our consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment”. This Statement is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. The Securities and Exchange Commission has delayed the adoption requirement of SFAS No. 123-R until January 1, 2006. We expect to adopt SFAS No. 123-R on March 27, 2006 as required. We anticipate that adoption of this Standard may have a material effect on our consolidated financial statements as the Company has utilized and plans to continue to utilize stock options to compensate employees and members of the Board of Directors.
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
On September 29, 2005, the Company, through it‘s wholly owned subsidiary, Picometrix, LLC, entered into a loan agreement with the Michigan Economic Development Corporation which provided for borrowings up to $1,200,000 and the Company borrowed $600,000 of this amount. The note is unsecured. Interest accrues for the first 24 months, then interest only is paid monthly on the principal plus accrued interest for months 25 through 36, then the repayment of principal plus interest is amortized over the next 36 months until maturity in September, 2011. Interest is 7%.
In November, 2006 the convertible note holders converted an additional $1,000,000 aggregate principal amount of the convertible notes outstanding for 472,678 shares of the Company’s Class A Common Stock valued at approximately $2.11 per share. The Company received no cash as a result of the conversion.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies and Estimates
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
Results of Operations
Revenues by market consisted of the following

	Three months ended				Six months ended
Revenues	Sept. 25, 2005%		Sept. 26, 2004%		Sept. 25, 2005%		Sept. 26, 2004%
Telecommunications	$920,000	18%	$18,000	0%	$1,425,000	14%	$32,000	0%
Industrial Sensing/NDT	2,049,000	39%	1,789,000	48%	4,212,000	41%	3,176,000	46%
Military/Aerospace	1,225,000	24%	1,348,000	36%	2,439,000	24%	2,664,000	38%
Medical	446,000	9%	554,000	15%	1,144,000	11%	1,090,000	16%
Homeland Security	553,000	11%	—	—	1,051,000	10%	—	—

Total	$5,193,000	100%	$3,709,000	100%	$10,271,000	100%	$6,962,000	100%
Revenues - Revenue for the second quarter of fiscal year 2006 (“Q2 06”) and the six month period (YTD 06) ended September 25, 2005 were $5,193,000 and $10,271,000, respectively. The second quarter revenue increased by $1,484,000 or 40% over revenue of $3,709,000 for the second quarter of fiscal year 2005 (“Q2 05”). The Company recorded increases in three of its principal markets during Q2 06 (and four during YTD 06) with the most significant revenue increases coming from the telecommunications, industrial sensing and homeland security markets.
Revenue for the second quarter to the industrial sensing markets rose to $2,049,000 in Q2 06, an increase of $260,000 or 15% over the prior year due to the additional revenue from the recent acquisitions. The acquisition of Picometrix provide the Company entry into the homeland security market and significantly extended its reach in the telecommunication markets. Revenue to the homeland security and telecommunication markets rose to $553,000 and $920,000 in Q2 06, respectively, as compared to an aggregate of zero and $18,000, respectively, in the comparable prior year period. Revenue in the medical market was $446,000 in Q2 06, a decrease of $108,000 or 19% over the prior year period due primarily to fluctuations in customer delivery schedules. Military/Aerospace revenues decreased $123,000 or 9% in Q2 06 compared to the same period in the prior year due to fluctuations in customer delivery schedules. The Company continues to expect consolidated revenue to increase in fiscal 2006 as compared to fiscal 2005; the quarter-to-quarter comparisons can vary significantly for both revenue and market analyses due to fluctuations in customer delivery and production schedules which are beyond the control of the Company. Management believes that the decreases in revenue to the Medical and Military/Aerospace markets in Q2 06 were primarily attributable to the above factors and do not reflect a general decline in the level of demand for the Company’s products.
Revenues for the six month YTD period to the industrial sensing markets are $4,212,000, an increase of $1,036,000 or 32.6% over the prior year period due to the additional revenue from recent acquisitions. Year to date revenue in the homeland security and telecommunication segments are $1,051,000 and $1,425,000, respectively, as compared to an aggregate of zero and $32,000, respectively, in the comparable prior year period. Year to date revenue in the medical market is $1,144,000, an increase of $54,000 or 5% over the prior year period. Military/Aerospace revenues decreased $225,000 YTD 06 compared to the same period in the prior year due to push outs of customer shipment request dates.
Based upon delays in new product introductions, customer new product adoption rates, and fluctuations in customer delivery and production schedules which are beyond the control of the Company, management projects revenue growth of 65% for fiscal year 2006 over consolidated revenue for fiscal 2005,
Gross Profit – Gross profit increased by $858,000 or 68%, to $2,116,000 in Q2 06, from $1,258,000 for the comparable prior-year period. The increase was attributable to the acquisition of Picometrix. Gross profit, expressed as a percentage of revenues, increased in Q2 06, to 40.7% from 33.9% in the comparable prior-year period. The increase in gross profit as a percentage of revenues, or gross margin, in Q2 06, over the prior-year period, was primarily attributable to the acquisition of Picometrix, whose products carry higher gross margins. Gross margins were negatively impacted in the California and Wisconsin facilities due to product mix and volume reductions attributable to delays in customer request dates for product delivery.
Gross profit for the first six months was $4,272,000 or 41.6% of revenue, as compared to $2,555,000 or 36.7% for the prior year, an increase of $1,717,000. The increase is attributable to the reasons listed above.
Research and Development – Research and development (R&D) expenses include research related to new product development and product enhancement expenditures. R&D expenses increased by $765,000 to $802,000 in Q2 06, as compared to Q2 05. The increase in R&D costs is the result of the Company’s business acquisitions and other new R&D initiatives. R&D expenses for any given quarter are directly reflective of the specific projects currently underway and the costs incurred during that period. During the remainder of the fiscal year, we expect to see R&D spending increase over Q2 06 ($800,000) but remain approximately the same as a percentage of revenue based on projected revenue and project trends. However, R&D costs can vary, depending on the level of activity associated with customer-requested development contracts or new product development projects, much of which is out of the Company’s control.
Year to date R&D expenses were $1,247,000, an increase of $1,168,000 from the same prior year period as a direct result of the Company’s acquisitions.
Sales and Marketing expenses – Sales and marketing expenses increased by $178,000, or 54% to $506,000 in Q2 06 as compared to Q2 05. The Company believes that current marketing and sales expenses are indicative of what can be expected for the remainder of the fiscal year. Year to date revenue and marketing expenses were $829,000, an increase of $218,000 over the comparable prior year period due primarily to the sales and marketing expenses associated with the acquisition of Picometrix.
General and Administrative – General and administrative (G & A) expenses increased by $802,000 to $1,456,000 in Q2 06, as compared to Q2 05 primarily as a result of the added administrative expenses of the Picometrix acquisition. Expressed as a percentage of net revenue, general and administrative expenses represented 28% in Q2 06 as compared to 18% in Q2 05. The majority of general and administrative expenses are fixed rather than variable, including the amortization of patents/intangibles and financing expenses relating to the Picometrix acquisition of $ 438,000. We expect that actual G&A expenditures will remain relatively stable for the remainder of the current fiscal year and, as revenues increase, G & A expenses will decline as a percentage of revenue.
G&A expenses were $2,809,000 for the six month period ended September 25, 2005, an increase of $1,537,000 over the same prior year period, primarily as a result of the added administrative expenses of the Picometrix acquisition. G&A expense increase for the first six months included amortization expense of $713,000 from patent/intangible amortization of $593,000 and prepaid finance expense of $120,000 primarily related to the Picometrix acquisition.
Income from Operations – For the Q2 06, loss from operations was ($648,000) as compared to income from operations of $239,000 for the comparable prior-year period, a reduction of $887,000. The decrease is attributable to the factors mentioned above, an increase in R&D spending of $635,000 and the increase in SG&A spending of $718,000, which is primarily attributable to the recent acquisitions. Year to date Income from operations was a loss of ($613,000) compared to a profit of $593,000 for the same prior year period, a decrease of $1,206,000. The decrease is attributable to higher operating expenses offset partially by higher gross profit, both attributable to the Picometrix acquisition.
Interest Income – For Q2 06, interest income earned was $5,000, compared to $7,000 for comparable prior year period. The decrease in Interest Income was derived from lower income earning deposits. September year-to-date interest income was $14,000 compared to $12,000 for the same six month prior year period. The Company earns interest income on various investment vehicles, including money market accounts. The interest rate earned on these accounts amounted to approximately 2.96% on interest earning deposits.
Interest Expense - For Q2 06, interest expense was $191,000 compared to $1,000 for the comparable prior-year period. The increase is due to expenses associated with the Company’s business acquisitions, the outstanding convertible notes, the new term loan and the Company’s secured line of credit. Year to date interest was $362,000 as compared to $6,000 for the same six month prior year period. The Company’s short term and long term debt interest rate is primarily tied to the prime rate. The secured line of credit interest rate is prime plus 1/2%, the term loan interest rate is prime plus 1% with a with a ceiling of 7 3/4%, the convertible notes and the API Note to related parties is prime plus 1%. The prime interest rate at the end of Q2 06 was 6.25%.
Net Income (Loss) – For the reasons outlined above, The Company reported net loss of ($834,000) or ($0.05) per share for Q2 06 as compared to net income of $ 260,000 or $0.02 per share in Q2 05. Net loss for the year is ($968,000) or ($.06) per share as compared to net income of $ 608,000 or $.05 per share for the first six months of FY 2005.
Liquidity and Capital Resources
At September 25, 2005, the Company had cash and cash equivalents of $2,000,000, an increase of $500,000 from $1,500,000 as of June 26, 2005. The Company believes that current cash levels combined with our revolving line of credit will be sufficient for our 2006 fiscal year.
The Company maintains a revolving line of credit with a regional bank which provides for borrowings up to $3,000,000, based on 80% of the Company’s eligible accounts receivable and 40% of the Company’s eligible inventory, subject to certain limitations as defined by the agreement. At September, 2005, the outstanding balance on the line was $1,000,000. The line is secured by all business assets of the Company. As most recently amended, repayment is interest only monthly, with principal due at maturity date on November 3, 2006. Interest is computed at the Wall Street Journal Prime plus 1/2% with a floor of 6.5%. The prime interest rate was 6.25% at September 25, 2005.
In May 2005, the Company borrowed $2,700,000 from a regional bank. The loan is guaranteed by all of the Company’s subsidiaries. Repayment is principal of $75,000 per month, plus interest, until maturity on May 2, 2008. Interest is computed at the Wall Street Journal Prime plus 1% with a ceiling of 7.75% and a floor of 6%.

During Q2 06, $3,496,467 of the senior convertible notes was converted into 1,802,953 shares of the Company’s Class A Common Stock at $1.9393 per share. The investors exercised their option and provided an additional $1,000,000 of senior convertible notes in September, 2005 that can be converted into 472,678 shares at 2.1156 per share and received warrants to purchase 170,164 shares of Class A Common Stock at $1.78 per share (see ‘Subsequent Events’ note). At the end of Q2 06, the outstanding senior convertible notes totaled $2,503,503 that can be converted into 1,247,975 shares of Class A Common Stock and their were outstanding detachable warrants to purchase 850,822 shares of Class A Common Stock at $1.78 per share.
Net cash used in operating activities was $449,000 for the six months ended September 25, 2005. The decrease in cash from operating activities was primarily attributable to a decrease in the Company’s accounts payable and accrued expensed, which was partially offset by a decrease in accounts receivable
Net cash used in investing activities was $3,979,000 for the six months ended September 25, 2005. The amount primarily consisted of cash paid for the acquisition of Picometrix and related expenses, net of cash acquired. Capital expenditure activity for the year accounted for $155,000 of the cash used, and patent expenditures were $66,000 for the year.
Net cash provided by financing activities was $3,679,000 for the six months ended September 25, 2005. This primarily reflects the $2,700,000 cash proceeds from the term loan relating to the Picometrix acquisition reduced by five months of loan repayment of $375,000, $1,000,000 of cash proceeds from convertible notes and $303,000 of cash paid for warrants to purchase the Company’s Class A Common Stock. Payments of $113,000 were made during the first six months to equipment vendors to adhere to unsecured financing arrangements. Three of the convertible note holders converted $3,496,000 of notes into 1,802,953 shares of the Company’s Class A common stock. Employees exercised stock options for approximately $164,000.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
At September 25, 2005, all of our interest rate exposure is linked to the prime rate, subject to certain limitations. As such, we are at risk to the extent of changes in the prime rate and do not believe that moderate changes in the prime rate will materially affect our operating results or financial condition. The interest rate risk Is hedged by an interest rate cap of 7.75% on the term loan of $2,700,000 relating to the purchase of Picometrix.
Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officers (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation. During the past eight months the Company’s Camarillo location has had turnover in two key accounting positions. In addition, in the Company’s recently consummated and previously reported acquisition of Picometrix, Inc., API gained three additional accounting personnel in our Ann Arbor location. In view of these two events, API management plans to reconfigure our Corporate and Camarillo accounting and disclosure controls and also transfer certain accounting and external reporting functions to our Ann Arbor office. We will continue to review and assess future needs and responsibilities in all locations and may make future changes. We believe that these changes may have a material affect on our internal controls and Procedures.

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
Part II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
The Company’s Annual Stockholders Meeting was held on August 26, 2005. The following were considered and approved at the meeting by a majority of the shareholders eligible to vote in person or by proxy. The voting results for are listed below.
1.	Election of Directors. The following persons were elected or re-elected to the Company’s Board of Directors to serve until the next Annual Meeting of Stockholders and until their respective successors have been duly elected and qualified.

	VOTES FOR	VOTES WITHHELD
Richard D. Kurtz	15,006,005	231,751

Robin Risser	14,996,060	272,246

Paul D. Ludwig	15,007,638	230,668

Lance Brewer	15,015,405	225,901

M. Scott Farese	14,957,130	281,176

Ward Harper	15,003,875	234,431

Donald Pastor	15,004,705	233,601

Stephen P. Soltwedel	15,002,705	235,601

Item 6. Exhibits and Reports on Form 8-K

Exhibit
No.
31.1	Certificate of the Registrant’s Chairman, Chief Executive Officer, and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Registrant’s Chief Financial Officer, and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Photonix, Inc.

(Registrant)

Date:	November 8, 2005	/s/ Richard Kurtz

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