Form 10-Q
period 2005-12-25
ADVANCED PHOTONIX INC
filed 2006-02-08
CIK 869986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 25, 2005
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
☐ Large accelerated filer           ☐ Accelerated filer           ☑ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of February 6, 2005, there were 18,831,315 shares of Class A Common Stock, $.001 par value, and 31,691 shares of Class B Common Stock, $.001 par value outstanding.

ADVANCED PHOTONIX, INC.
INDEX

		PAGE
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Condensed)

	Condensed Consolidated Balance Sheets at December 25, 2005 and March 27, 2005.	3 – 4

	Condensed Consolidated Statements of Operations for the three month and nine month periods ended December 25, 2005 and December 26, 2004.	5

	Condensed Consolidated Statements of Cash Flows for the three month periods and the nine month periods ended December 25, 2005 and December 26, 2004.	6

	Notes to Condensed Consolidated Financial Statements	7 – 15

Item 2.	Management Discussion and Analysis	16–21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II	OTHER INFORMATION

Item 6.	Exhibits	23

	Signatures	24
Certificate of Chief Executive Officer to Section 302
Certificate of Chief Financial Officer to Section 302
Certificate Pursuant to 18 U.S.C. Section 1350
Certificate Pursuant to 18 U.S.C. Section 1350

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
ADVANCED PHOTONIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 25, 2005	March 27, 2005
Assets
Current Assets:

Cash and cash equivalents	$1,849,000	$2,757,000
Accounts receivable, net of allowance for doubtful accounts of $108,000 and $24,000 for December 25, 2005 and March 27, 2005, respectively	4,447,000	2,610,000
Note receivable from Picometrix	—	4,228,000
Inventory, net	4,615,000	3,644,000
Prepaid expenses and other current assets	868,000	563,000
Deferred tax asset, current portion	644,000	644,000

Total current assets	12,423,000	14,446,000

Equipment and leasehold improvements	7,732,000	5,118,000
Accumulated depreciation	(4,300,000)	(3,719,000)

Equipment and leasehold improvements, net	3,432,000	1,399,000

Goodwill, net of amortization of $353,000 for December 25, 2005 and March 27, 2005	2,421,000	2,421,000
Intangibles, net of amortization of $1,167,000 and $181,000 for December 25, 2005 and March 27, 2005, respectively	13,557,000	481,000
Patents, net of amortization of $53,000 and $13,000 for December 25, 2005 and March 27, 2005, respectively	130,000	13,000
Deposits and other assets	607,000	490,000
Deferred income taxes	4,105,000	4,105,000

Total other assets	20,820,000	8,909,000

Total Assets	$36,675,000	$23,355,000

	December 25, 2005	March 27, 2005
Liabilities and shareholders’ equity

Current liabilities
Line of credit	1,000,000	1,000,000
Accounts payable:	1,310,000	1,053,000
Compensation and related withholdings	626,000	529,000
Deferred income	192,000	271,000
Other accrued expenses	685,000	321,000
Current portion of Long-term debt, related party	500,000	—
Current portion of long-term debt	951,000	11,000

Total current liabilities	5,264,000	3,185,000

Long-term debt, less current portion	3,987,000	4,861,000
Long-term debt, less current portion — related party	2,401,000	—

Total liabilities	11,652,000	8,046,000

Commitments and Contingencies:
Class A Redeemable Convertible Preferred Stock, $.001 par value; 780,000 shares authorized; 2004 and 2005 — 40,000 shares issued and outstanding; liquidation preference $25,000	32,000	32,000

Shareholders’ equity:
Preferred stock, $.001 par value; 10,000,000 shares authorized; 780,000 shares designated Class A redeemable convertible; 2005 and 2004 — no shares issued and outstanding	—	—
Class A common stock, $.001 par value, 50,000,000 authorized; December 25, 2005 — 18,793,006 shares issued and outstanding; March 27, 2005 — 13,512,631 shares issued and outstanding	19,000	13,000
Class B common stock, $.001 par value; 4,420,113 shares authorized, 2005 and 2004 — 31,691 issued and outstanding	—	—
Additional paid-in capital	38,544,000	27,995,000
Accumulated deficit	(13,572,000)	(12,731,000)

Total shareholders’ equity	25,023,000	15,309,000

Total liabilities and shareholders’ equity	$36,675,000	$23,355,000

See notes to condensed consolidated financial statements.

ADVANCED PHOTONIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three month periods ended		Nine month periods ended
	December 25,	December 26,	December 25,	December 26,
	2005	2004	2005	2004
Sales	$6,511,000	$3,852,000	$16,782,000	$10,814,000
Cost of products sold	3,513,000	2,832,000	9,512,000	7,239,000

Gross profit	2,998,000	1,020,000	7,270,000	3,575,000

Research and development expenses	836,000	33,000	2,083,000	112,000
Sales and marketing expenses	482,000	278,000	1,311,000	888,000
General and administrative expenses	1,420,000	592,000	4,229,000	1,865,000

Total operating expense	2,738,000	903,000	7,623,000	2,865,000

Income (loss) from operations	260,000	117,000	(353,000)	710,000

Other income (expense):
Interest income	10,000	17,000	24,000	29,000
Interest expense	(106,000)	(63,000)	(368,000)	(70,000)
Interest expense, related party	(40,000)	—	(140,000)	—
Other	3,000	(36,000)	(4,000)	(27,000)

Net income (loss)	$127,000	$35,000	($841,000)	$642,000

Basic earnings (loss) per share	$0.01	$0.00	($0.05)	$0.05

Diluted earnings (loss) per share	$0.01	$0.00	anti-dilutive	$0.05

Weighted average shares outstanding	18,563,000	13,437,000	16,983,000	13,433,000

Weighted average diluted shares outstanding	20,559,000	15,018,000	anti-dilutive	15,014,000
See notes to condensed consolidated financial statements.

ADVANCED PHOTONIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine month periods ended	December 25, 2005	December 26, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(841,000)	$642,000
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	581,000	269,000
Amortization — intangibles/patents	945,000	89,000
Amortization — prepaid finance expense	177,000	—
Disposal of assets	—	53,000
Changes in operating assets and liabilities:
Accounts receivable	(772,000)	(165,000)
Inventories	(223,000)	(680,000)
Prepaid expenses & other current assets	(239,000)	(240,000)
Other assets	74,000	(400,000)
Accounts payable	(8,000)	(69,000)
Accrued expenses and other	(844,000)	335,000

Net cash (used in) operating activities	(1,150,000)	(166,000)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(155,000)	(150,000)
Patent expenditures	(118,000)	—
Cash acquired thru acquisition of Photonic Detectors, Inc	—	44,000
Restricted cash	1,254,000	(2,500,000)
Short Term Investments	—	1,700,000
Cash paid for Picotronix, Inc. acquisition	(3,500,000)	—
Purchase of outstanding shares of Photonix Detectors, Inc. common stock	—	(1,094,000)
Cash acquired through acquisition of Picotronix, Inc.	678,000	—
Cash paid for acquisition related costs	(936,000)	—

Net cash (used in) investing activities	(2,777,000)	(2,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of line of credit	—	(900,000)
Proceeds from bank term loan	2,700,000	—
Payment of notes payable	(653,000)	—
Proceeds from private placement of convertible note	1,000,000	5,000,000
Proceeds from MEDC term loan	600,000	—
Proceeds from exercise of warrants	455,000	—
Proceeds from exercise of stock options	171,000	1,000

Net cash provided by financing activities	4,273,000	4,101,000

Net increase (decrease) in cash	346,000	1,935,000

Cash at beginning of year	1,503,000	1,299,000

Cash at end of quarter	$1,849,000	$3,234,000

Supplemental disclosure of cash flow information
Cash refunded for income taxes	$—	$19,000
Cash paid for interest	$347,000	$70,000

Supplemental disclosure of non cash operating, investing and financing activities:

May 2, 2005
Picometrix acquisition
Assets acquired	$19,404,000
Liabilities assumed	(2,406,000)

Net assets acquired	16,998,000
Cash paid	(3,500,000)
Broker fees & other direct costs	(936,000)

12,562,000

Non-cash investing activities
Common stock issued	(5,433,000)
Note payable — related party	(2,901,000)
Picometrix note retired	(4,228,000)

Net balance	$—
See notes to condensed consolidated financial statements
ADVANCED PHOTONIX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 December 25, 2005
Basis of Presentation
General — Advanced Photonix, Inc. (the “Company”), was incorporated under the laws of the State of Delaware in June 1988. The Company is engaged in the development and manufacture of optoelectronic devices and value-added sub-systems and systems. The Company serves a variety of global Original Equipment Manufacturers (OEMs), in a variety of industries. The Company supports the customer from the initial concept and design phase of the product, through testing to full-scale production. The company has three manufacturing facilities; located in Camarillo, CA, Dodgeville, WI and Ann Arbor, MI.
The accompanying condensed consolidated financial statements include the accounts of Advanced Photonix, Inc. (“the Company”) and the Company’s wholly owned subsidiaries, Silicon Sensors Inc. (“SSI”), Texas Optoelectronics, Inc. (“TOI”), Photonic Detectors, Inc. (“PDI”) and Picometrix, LLC (“Picometrix). The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Operating results for the three month period and the nine month period ended December 25, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 26, 2006. For further information, refer to the financial statements and notes thereto included in the Advanced Photonix, Inc. Annual Report on Form 10-K for the fiscal year ended March 27, 2005.

Summary of Significant Accounting Policies
Cash and Cash Equivalents: The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.
Concentration of Credit Risk: Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade accounts receivable. The Company places its temporary cash investments in certificates of deposit in excess of FDIC insurance limits, principally at a regional bank. At December 25, 2005 substantially all cash and cash equivalents were on deposit at five financial institutions, with these institutions having FDIC or SIPC insurance less than the amounts on deposit, which total uninsured cash of $841,000.
At December 25, 2005, no single customer accounted for more than 10 % of our total accounts receivable. For the nine months ended December 25, 2005, no single customer accounted for more than 10 % of Consolidated Revenue.
The Company performs ongoing credit evaluations of its customers and normally does not require collateral to support accounts receivable.
The Company does not apply interest charges to past due accounts receivable.
Shipping and Handling Costs: The Company’s policy is to classify shipping and handling costs as a component of Costs of Goods Sold in the Consolidated Statement of Operations.
Net Income (Loss) Per Share: Net income (loss) per share is calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” (“SFAS 128”). Accordingly, basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for the period. Such weighted average shares were approximately 16,983,000 at December 25, 2005 and 13,433,000 at December 26, 2004. The pro-forma impact of Statement 128 on the calculation of earnings per share is as follows:

	Nine Months Ended	Nine Months Ended
BASIC	December 25, 2005	December 26, 2004
Weighted average shares outstanding	16,983,000	13,433,000
Net income (loss)	(841,000)	642,000
Basic income per share	($0.05)	$0.05

	Nine Months Ended	Nine Months Ended
DILUTED	December 25, 2005	December 26, 2004
Weighted average shares outstanding	16,983,000	13,433,000
Net effect of dilutive stock options and warrants based on the treasury stock method using average market price	1,221,000	873,000
Net effect of shares issuable pursuant to terms of convertible note, based on the “if converted” method	775,000	708,000

Total shares	18,979,000	15,014,000
Net income (Loss) adjusted for interest expense on convertible note	(658,000)	683,000

Diluted earnings per share	anti-dilutive	$0.05

Average market price of common stock	$2.78	$2.27
Ending Market price of common stock	$2.64	$1.76

The following stock options granted to Company employees, directors, and former owners were excluded from the calculation of diluted earnings per share in the financial statements because they were anti-dilutive for the periods reported:

Nine Months Ended December 25, 2005		Nine Months Ended December 26, 2004
No. of Shares	Exercise Price Per	No. of Shares Underlying	Exercise Price Per
Underlying Options	Share	Options	Share

10,000	2.8900	27,700	2.5000
1,000	3.0940	1,000	3.0940
350,000	3.1875	350,000	3.1875
50,000	5.3440	50,000	5.3440

411,000		428,700
Inventory
Inventories, which include material, labor and manufacturing overhead, are stated at standard cost (which approximates the first-in, first-out method) or market.
Inventories consisted of the following:

	December 25, 2005	March 27, 2005

Raw Material	$4,486,000	$3,129,000

Work-in-process	1,018,000	1,245,000

Finished Goods	320,000	302,000

Total inventories	5,824,000	4,676,000

Less inventory reserves	(1,209,000)	(1,032,000)

Inventories, net	$4,615,000	$3,644,000

Accounts Receivable
Accounts receivable consisted of the following:

	December 25, 2005	March 27, 2005

Trade receivables, net	$4,439,000	$2,555,000

Unbilled receivables (represents certain contracts that are not invoiced until calendar month end)	8,000	55,000

Total	$4,447,000	$2,610,000

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
Intangible assets that have definite lives consist of the following (in thousands):

		December 25, 2005			March 27, 2005
	Weighted	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Average	Value	Amortization	Net	Value	Amortization	Net
	Lives
Non-Compete agreement	15	$347	$230	$117	$150	$150	—
Customer list	15	813	135	678	512	31	481
Trademarks	15	2,128	91	2,037	—	—	—
R&D contracts	15	1,294	55	1,239	—	—	—
Technology	10	10,448	710	9,738	64	51	13

Total Intangibles		$15,030	$1,221	$13,809	$726	$232	$694

Amortization expense for the nine months ended December 25, 2005 was approximately $945,000. Balances for December 25, 2005 reflect the reclassification of intangibles from current asset account to intangible accounts for non-compete agreements of $75K and customer lists of $122K.
At December 25, 2005, estimated future amortization expense is as follows (in thousands):

Fiscal Year	Amortization
Expense
Balance of 2006	$351
2007	1,404
2008	1,404
2009	1,404
2010	1,374
2011	1,275
2012 & thereafter	6,597

Total	$13,809

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

	Three months ended		Nine months ended
	Dec. 25, 2005	Dec. 26, 2004	Dec. 25, 2005	Dec. 26, 2004
Net (loss) earnings as reported	$127,000	$35,000	$(841,000)	$642,000

Deduct: Stock based employee compensation expense determined under the fair value-based method for all award, net of related tax effects	(6,000)		(159,000)

Pro forma net (loss) earnings	$121,000	$35,000	$(1,000,000)	$642,000

(Loss) earnings per common share
As reported	$0.01	$0.00	$(0.05)	$0.05
Pro forma	$0.01	$0.00	$(0.06)	$0.05
Diluted (loss) earnings per share
As reported	$0.01	$0.00	$(0.05)	$0.04
Pro forma	$0.01	$0.00	$(0.06)	$0.04

Shares—Basic	18,563,000	13,437,000	16,983,000	13,433,000
Shares—Diluted	20,559,000	15,018,000	anti-dilutive	15,014,000

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
Notes Payable
The Company maintains a revolving line of credit with a regional bank which provides for borrowings up to $3,000,000, based on 80% of the Company’s eligible accounts receivable and 40% of the Company’s eligible inventory, subject to certain limitations as defined by the agreement. At December 25, 2005, the outstanding balance on the line was $1,000,000. The line is secured by all business assets of the Company. As most recently amended, repayment is interest only monthly, with principal due at maturity date on November 3, 2006. Interest is computed at the Wall Street Journal Prime plus 1/2% with a floor of 6.5%. The prime interest rate was 6.75% at December 25, 2005
In May 2005, the Company borrowed $2,700,000 from a regional bank. The loan is guaranteed by all of the Company’s subsidiaries. Repayment is principal of $75,000 per month, plus interest, until maturity on May 2, 2008. Interest is computed at the Wall Street Journal Prime plus 1% with a ceiling of 7.75% and a floor of 6%. The prime interest rate was 6.75% at December 25, 2005
In October 2004, the Company entered into a definitive agreement for the private placement to four institutional investors of $5 million aggregate principal amount of its senior convertible notes. The original Securities Purchase Agreement was filed with the Securities and Exchange Commission on October 12, 2004. The notes are convertible at the option of the holder under certain circumstances into shares of the Company’s Class A Common Stock at an initial conversion price of $1.9393 per share. The notes pay interest at an annual rate of prime plus 1% and shall not be less than 6.5% at any time and will mature on October 12, 2007. In addition, the investors in the private placement subordinated their principal and interest payments on the Notes to the “Permitted Bank Debt” (as such term is defined in the letters of agreement) and (ii) their liens on the Company’s assets to any lien granted by the Company as security for the “Permitted Bank Debt”. In connection with the transaction, the Company issued to the investors five-year warrants to purchase 850,822 shares of the Company’s Class A Common Stock at an exercise price of $1.78 per share, subject to adjustment. The Company has registered the shares of common stock issuable upon conversion of the notes and upon exercise of the warrants for resale under the Securities Act of 1933. The investors have the option for a period of one year following effectiveness of the registration statement (April 6, 2005) to acquire an additional $5 million aggregate principal amount of the notes with an initial conversion price of $2.1156 per share and five-year warrants to purchase an additional 850,822 shares of Company’s Class A Common Stock at $1.78 per share.

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
During September 2005, one of the institutional investors elected to exercise their option to acquire an additional $1,000,000 of the senior convertible notes. In November 2005, these notes were converted into 472,678 shares of the Company’s Class A Common Stock at $2.1156 per share. During November 2005, warrants on the above $1,000,000 senior convertible notes were converted into 85,082 shares of Class A Common Stock at $1.78 per share; the company received $151,446 in cash from this conversion. The investors have warrants remaining to purchase 85,082 shares of Class A Common Stock at $1.78 per share. At December 25, 2005, the outstanding senior convertible notes totaled $1,503,503 that can be converted into 775,298 shares of Class A Common Stock and there were outstanding detachable warrants to purchase 765,740 shares of Class A Common Stock at $1.78 per share.
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
SCHEDULE OF NOTES PAYABLE

	Schedule of remaining payments
	Balance						FY 2011
	12/25/05	FY 2006	FY 2007	FY 2008	FY 2009	FY 2010	& Beyond
Current
Revolving loan	1,000,000		1,000,000
Note payable obligations-related party	500,000	—	500,000	—	—	—	—

Current portion — long term debt	951,000	241,000	710,000	—	—	—	—

Total Current	2,451,000	241,000	2,210,000	—	—	—	—

Long-Term
Note payable obligations	1,350,000			250,000	250,000	250,000	600,000

Term loan	1,275,000		225,000	900,000	150,000

Convertible notes	1,362,000			362,000	1,000,000

Long-term debt less current portion	3,987,000		225,000	1,512,000	1,400,000	250,000	600,000
Long-term debt, less current portion — related party	2,401,000	—	—	550,000	900,000	951,000	—

Total Long-Term	6,388,000	—	225,000	2,062,000	2,300,000	1,201,000	600,000

Total	8,839,000	241,000	2,435,000	2,062,000	2,300,000	1,201,000	600,000

Segment Information
The Company operates in a single business segment, which is to provide optoelectronic solutions to the OEM manufacturers in the telecommunication, military/aerospace, medical, industrial and homeland security markets.
Shareholders Equity Transactions
During the third quarter of fiscal 2006 a convertible note holder converted $1,000,000, aggregate principal amount of the convertible notes outstanding for 472,678 shares of the Company’s Class A Common Stock valued at $2.1156 per share. This note holder converted warrants into 85,082 shares of the Company’s Class A Common Stock valued at $1.78 per share. The Company received $151,446 in cash as a result of the warrant conversion. An API stock option holder exercised rights to purchase 9,000 shares of Class A Common Stock at approximately $.79 per share resulting in cash to the Company of approximately $7,100. The company issued 2,575,000 shares of Class A Common Stock valued at $2.11 per share or approximately $5,433,000 to the Picometrix shareholders as part of the payment for the acquisition of Picometrix in the first quarter of fiscal 2006.
Recent Accounting Pronouncements
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
Subsequent Events
On January 17, 2006, the Company announced that it will consolidate its California and Wisconsin semiconductor micro-fabrication operations into the Ann Arbor, MI facility leased by its wholly owned subsidiary, Picometrix, LLC. As part of the decision to relocate the semiconductor micro-fabrication into Ann Arbor, the Company will relocate its corporate offices to the Ann Arbor, MI facility from Camarillo, CA.
This consolidation and corporate relocation is dependent on receiving tax credits and abatements from the state of Michigan and the city of Ann Arbor, MI. The state of Michigan has approved these credits and abatements subject to the city of Ann Arbor approving personal property tax abatements for the above relocation, consolidation and expansion. If approved, the relocation and consolidation are expected to be completed in 14 months. If approved, the Company will benefit from a Michigan Single Business Tax credit and personal property tax abatements valued at more than $1.2 million over ten years. The Company will continue to perform packaging and assembly operations from its California and Wisconsin facilities.

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
Results of Operations
Revenues by market consisted of the following:

	Three months ended				Nine months ended
Revenues	Dec. 25, 2005%		Dec. 26, 2004%		Dec. 25, 2005%		Dec. 26, 2004%
Telecommunications	$844,000	13%	$39,000	1%	$2,269,000	14%	$72,000	1%
Industrial Sensing/NDT	2,739,000	42%	2,040,000	53%	6,952,000	41%	5,216,000	48%
Military/Aerospace	1,696,000	26%	1,154,000	30%	4,135,000	25%	3,818,000	35%
Medical	518,000	8%	619,000	16%	1,661,000	10%	1,708,000	16%
Home Land Security	714,000	11%	—	0%	1,765,000	11%	—	0%

Total	$6,511,000	100%	$3,852,000	100%	$16,782,000	100%	$10,814,000	100%

Revenues — Revenue for the third quarter of fiscal year 2006 (“Q3 06”) and the nine month period (“YTD 06”) ended December 25, 2005 were $6,511,000 and $16,782,000, respectively. The third quarter revenue increased by $2,659,000 or 69% over revenue of $3,852,000 for the third quarter of fiscal year 2005 (“Q3 05”). The Company recorded increases in four of its principal markets during Q3 06 (and four during YTD 06) with the most significant revenue increases coming from the telecommunications, industrial sensing and homeland security markets. Revenue for the third quarter to the industrial sensing markets rose to $2,739,000 in Q3 06, an increase of $699,000 or 34% over the prior year due to the additional revenue from the recent acquisitions and organic growth. The acquisition of Picometrix provided the Company entry into the homeland security market with its Terahertz products and contracts and significantly extended its reach in the telecommunication markets with optical receiver products. Revenue to the homeland security and telecommunication markets rose to $714,000 and $844,000 in Q3 06, respectively, as compared to an aggregate of zero and $39,000, respectively, in the comparable prior year period. Revenue in the medical market was $518,000 in Q3 06, a decrease of $101,000 or 16% over the prior year period due primarily to customer price pressures. Military/Aerospace revenues increased $542,000 or 47% in Q3 06 compared to the same period in the prior year due to defense contracts at Picometrix. The Company continues to expect consolidated revenue to increase in fiscal 2006 as compared to fiscal 2005; however our shipment schedules and thus recognition of revenue are primarily dependent on customer defined delivery schedules. As such, our quarter to quarter comparisons often vary for revenue and revenues by market, due to fluctuations in customer delivery schedules which are beyond our control. Management believes that the decreases in revenue to the Medical market in Q3 06 were primarily attributable to the above factors and do not reflect a general decline in the level of demand for the Company’s products.
Revenues for the nine month YTD period to the industrial sensing markets are $6,952,000, an increase of $1,736,000 or 33% over the prior year period due to the additional revenue from recent Picometrix acquisition. Year to date revenue in the homeland security and telecommunication segments are $1,765,000 and $2,269,000, respectively, as compared to an aggregate of zero and $72,000, respectively, in the comparable prior year period, due to the Picometrix acquisition. Year to date revenue in the medical market is $1,661,000, a decrease of $47,000 or 3% over the prior year period. Military/Aerospace revenues increased $317,000 YTD 06 compared to the same period in the prior year due to increased contract activity at Picometrix offset partially by decreases in custom products. Management projects revenue growth of approximately 65% for fiscal year 2006 over consolidated revenue for fiscal 2005. Inventories for the period increased $971,000 or 27% primarily as a result of the Picometrix acquisition and a planned increase in inventory for expected future business.
Gross Profit — Gross profit increased by $1,978,000 or 194%, to $2,998,000 in Q3 06, from $1,020,000 for the comparable prior-year period. The increase was attributable to the acquisition of Picometrix. Gross profit, expressed as a percentage of revenues, increased in Q3 06, to 46% from 26% in the comparable prior-year period. The increase in gross profit as a percentage of revenues, or gross margin, in Q3 06, over the prior-year period, was primarily attributable to the acquisition of Picometrix, whose products carry higher gross margins. The California facility gross margin was negatively impacted by $152,000 due to the write-off of scrap and rework of product amounting to $ 52,000 and an increase in the reserve for obsolete inventory of $100,000 which was acquired in the of Texas Optoelectronic Inc. acquisition, in FY2004. This reduced the Gross Profit by 2% in Q3 06 and 1% YTD 06. Gross profit for the first nine months was $7,270,000 or 43% of revenue, as compared to $3,575,000 or 33% for the prior year, an increase of $3,695,000. The increase is attributable to the same reasons listed above for the fluctuations in gross profit for the three months ended December 25, 2005.

Research and Development — Research and development (R&D) expenses include research related to new product development and product enhancement expenditures. R&D expenses increased by $803,000, to $836,000 in Q3 06, as compared to Q3 05. The increase in R&D costs is the result of the Company’s Picometrix acquisition and other new non-Picometrix product R&D initiatives which amounted to $96,000. R&D expenses for any given quarter are directly reflective of the specific projects currently underway and the costs incurred during that period. During the remainder of the fiscal year, we expect to see R&D spending increase over Q3 06 ($836,000) but remain approximately the same as a percentage of Q3 06 revenue based on projected revenue and project trends. However, R&D costs can vary, depending on the level of activity associated with customer-requested development contracts or new product development projects, much of which is out of the Company’s control. Year to date R&D expenses were $2,083,000, an increase of $1,971,000 from the same prior year period as a direct result of the Company’s acquisitions.
Sales and Marketing expenses — Sales and marketing expenses increased by $204,000, or 73% to $482,000 in Q3 06 as compared to Q3 05. The Company believes that marketing and sales expenses will increase for the last quarter of the fiscal year due to a significant number of trade shows in which the company is scheduled to exhibit. Year to date revenue and marketing expenses were $1,311,000 or 8% of revenue, an increase of $423,000 over the comparable prior year period due primarily to the sales and marketing expenses associated with the acquisition of Picometrix. The company estimates that this will continue for
Q4 06.
General and Administrative — General and administrative (G&A) expenses increased by $828,000 to $1,420,000 in Q3 06, as compared to Q3 05 primarily as a result of the added administrative expenses of the Picometrix acquisition. Expressed as a percentage of net revenue, general and administrative expenses represented 22% in Q3 06 as compared to 15% in Q3 05. The majority of general and administrative expenses are fixed rather than variable, including the amortization of patents/intangibles and financing expenses relating to the Picometrix acquisition of $ 319,000. We expect that G&A expenditures will remain relatively stable for the remainder of the current fiscal year and, as revenues increase, G&A expenses will decline as a percentage of revenue. The Sarbanes-Oxley Act section 404, internal controls, requires the Company to be compliant by fiscal year ending March 2008, based upon current market capitalization. The requirements for small publicly held companies are currently under review, however the Company initiated the process of complying with Sarbanes-Oxley Act, section 404, internal controls audit requirements in Q3 06 due to the long implementation process required to comply by March 2008. The Company incurred approximately $60,000 of external cost in Q3 06 and anticipates that these costs will materially increase over the next two years. G&A expenses were $4,229,000 for the nine month period ended December 25, 2005, an increase of $2,364,000 over the same prior year period, primarily as a result of the Picometrix acquisition. The G&A expense increase for the first nine months included amortization expense of $1,122,000 primarily related to the Picometrix acquisition comprised of patent/intangible amortization of $945,000 and prepaid finance expense of $177,000 relating to the convertible notes.
Income from Operations — For the Q3 06, income from operations was $260,000 as compared to income from operations of $117,000 for the comparable prior-year period, an increase of $143,000. The increase is attributable to the factors mentioned above, increase of $1,978,000 in gross margin, offset by an increase in R&D spending of $803,000 and the increase in SG&A spending of $1,032,000, which is primarily attributable to the recent acquisition, including amortization of $319,000. Year to date Income from operations was a loss of ($353,000) compared to a profit of $710,000 for the same prior year period, a decrease of $1,063,000. The decrease is attributable to higher operating expenses offset partially by higher gross profit, both attributable to the Picometrix acquisition.

Interest Income — For Q3 06, interest income earned was $10,000, compared to $17,000 for comparable prior year period. The decrease in Interest Income was derived from lower income earning deposits. December year-to-date interest income was $24,000 compared to $29,000 for the same nine month prior year period. The Company earns interest income on various investment vehicles, including money market accounts. The interest rate earned on these accounts amounted to approximately 3.25% on interest earning deposits.
Interest Expense — For Q3 06, interest expense was $146,000 compared to $63,000 for the comparable prior-year period. The increase is due to expenses associated with the Company’s business acquisitions, the outstanding convertible notes, the new term loan and the Company’s secured line of credit. Year to date interest was $508,000 as compared to $70,000 for the same nine month prior year period. The Company’s short term and long term debt interest rate is primarily tied to the prime rate. The secured line of credit interest rate is prime plus 1/2%, the term loan interest rate is prime plus 1% with a with a ceiling of 7 3/4%, the convertible notes and the API Note to related parties is prime plus 1%. The prime interest rate at the end of Q3 06 was 6.75%.
Net Income (Loss) — For the reasons outlined above, The Company reported net income of $127,000 or $0.01 per share for Q3 06 as compared to net income of $ 35,000 or $0.003 per share in Q3 05. Net loss for the year is ($841,000) or ($.05) per share as compared to net income of $ 642,000 or $.05 per share for the first nine months of FY 2005.
Liquidity and Capital Resources
At December 25, 2005, the Company had cash and cash equivalents of $1,849,000, a decrease of $159,000 from $2,008,000 as of September 25, 2005. The Company believes that current cash levels combined with our revolving line of credit will be sufficient for our 2006 fiscal year. The Company maintains a revolving line of credit with a regional bank which provides for borrowings up to $3,000,000, based on 80% of the Company’s eligible accounts receivable and 40% of the Company’s eligible inventory, subject to certain limitations as defined by the agreement. At December, 2005, the outstanding balance on the line was $1,000,000. The line is secured by all business assets of the Company. As most recently amended, repayment is interest only monthly, with principal due at maturity date on November 3, 2006. Interest is computed at the Wall Street Journal Prime plus 1/2% with a floor of 6.5%. The prime interest rate was 6.75% at December 25, 2005.
In May 2005, the Company borrowed $2,700,000 from a regional bank. The loan is guaranteed by all of the Company’s subsidiaries. Repayment is principal of $75,000 per month, plus interest, until maturity on May 2, 2008. Interest is computed at the Wall Street Journal Prime plus 1% with a ceiling of 7.75% and a floor of 6%.
During Q3 06, $1,000,000 of the senior convertible notes was converted into 472,678 shares of the Company’s Class A Common Stock at $2.1156 per share. During Q3 06, warrants were converted into 85,082 shares of Class A Common Stock at $1.78 per share The company received $151,446 in cash as a result of this conversion. The investor has warrants remaining to purchase 85,082 shares of Class A Common Stock at $1.78 per share. At the end of Q3 06, the outstanding senior convertible notes totaled $1,503,503 that can be converted into 775,298 shares of Class A Common Stock and their were outstanding detachable warrants to purchase 765,740 shares of Class A Common Stock at $1.78 per share.
Net cash used in operating activities was $1,150,000 for the nine months ended December 25, 2005. The decrease in cash from operating activities was primarily attributable to increases in accounts receivable, inventory and prepaid and other current assets offset by a decrease in the Company’s accrued expenses and deferred income.

Net cash used in investing activities was $2,777,000 for the nine months ended December 25, 2005. The amount primarily consisted of cash paid for the acquisition of Picometrix and related expenses, net of cash acquired. Capital expenditure activity for the year accounted for $155,000 of the cash used, and patent expenditures were $118,000 for the year.
Net cash provided by financing activities was $4,273,000 for the nine months ended December 25, 2005. This primarily reflects the $2,700,000 cash proceeds from the term loan relating to the Picometrix acquisition reduced by eight months of loan repayment of $600,000, $1,000,000 of cash proceeds from convertible notes, $455,000 of cash paid for warrants to purchase the Company’s Class A Common Stock and $600,000 of cash proceeds from a tem loan by the Michigan Economic Development Corporation. Payments of $140,000 were made during the first nine months to equipment vendors to adhere to unsecured financing arrangements. One of the convertible note holders converted $1,000,000 of notes into 472,678 shares of the Company’s Class A common stock. An employee exercised stock options for approximately $7,100.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At December 25, 2005, all of our interest rate exposure is linked to the prime rate, subject to certain limitations. As such, we are at risk to the extent of changes in the prime rate and do not believe that moderate changes in the prime rate will materially affect our operating results or financial condition. The interest rate risk is hedged by an interest rate cap of 7.75% on the term loan of $2,700,000 relating to the purchase of Picometrix.
Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officers (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation. During the past eight months the Company’s Camarillo location has had turnover in two key accounting positions. In addition, in the Company’s recently consummated and previously reported acquisition of Picometrix, Inc., API gained three additional accounting personnel in our Ann Arbor location. In view of these two events, API management plans to reconfigure our Corporate and Camarillo accounting and disclosure controls and also transfer certain accounting and external reporting functions to our Ann Arbor office. We will continue to review and assess future needs and responsibilities in all locations and may make future changes. We believe that these changes may have a material affect on our internal controls and Procedures. It is management opinion that this will reduce costs and strengthen controls and procedures upon completion.
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

Advanced Photonix, Inc.
(Registrant)

Date:	February 8, 2006

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