Form 10-K
period 2006-03-31
ADVANCED PHOTONIX INC
filed 2006-06-29
CIK 869986

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

                                   (Mark One)
       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                    For the fiscal year ended March 31, 2006

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the transition period from_____ to _____

                         Commission file number 1-11056

                           ADVANCED PHOTONIX, INC. (R)
             (Exact name of registrant as specified in its charter)

           Delaware                                        33-0325826
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

                                 2925 BOARDWALK
                            ANN ARBOR, MICHIGAN 48104
               (Address of principal executive offices) (Zip Code)

                                 (734) 864-5600
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          Common Stock, $.001 Par Value
                              Class A Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Total revenues for registrant's fiscal year ended March 31, 2006 were $23,585,000.

The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price as reported by the NASDAQ National Market of the registrant's Common Stock on September 25, 2005, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $44.8 million. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of June 23, 2006 there were 18,942,315 shares of Class A Common Stock and 31,691 shares of Class B Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Meeting for 2006 are incorporated by reference in Part III.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

Advanced Photonix, Inc. (R) (the "Company", "we" or "API"), was incorporated under the laws of the State of Delaware in June 1988. The Company is engaged in the development and manufacture of optoelectronic devices and value-added sub-systems and systems. The Company serves a variety of global Original Equipment Manufacturers (OEMs), in a variety of industries. The Company supports the customer from the initial concept and design phase of the product, through testing to full-scale production. The Company has three manufacturing facilities; located in Camarillo, CA, Dodgeville, WI and Ann Arbor, MI.

In May 2005, API completed its previously disclosed acquisition of Picotronix, Inc. through the merger of Picotronix, Inc. (doing business as and referred to herein as "Picometrix"), a Michigan corporation, with and into Michigan Acquisition Sub, LLC ("Newco"), a Delaware limited liability company and a wholly-owned subsidiary of API, pursuant to an Agreement and Plan of Merger dated March 8, 2005 by and among API, Newco, Picometrix and Robin Risser and Steven Williamson, the stockholders of Picometrix. Immediately following the effective time of the merger, the name of Newco was changed to Picometrix, LLC. Pursuant to the merger between Picometrix and API, API paid consideration of approximately $17 million in the form of $3.5 million in cash, four-year API promissory notes in the aggregate principal amount of approximately $2.9 million (the "API Notes"), $5.4 million in API Class A Common Stock (2,575,000 shares valued at $2.11 per share), a loan in the amount of approximately $4.2 million to Picometrix (the "API Loan") was forgiven, the proceeds of which were used to prepay existing long-term indebtedness of Picometrix to a third party, and broker fees and other transaction costs directly related to the acquisition of approximately $900,000. The API Notes are payable in four annual installments with the first being a payment in the aggregate of $500,000, the second being a payment in the aggregate of $550,000, the third being a payment in the aggregate of $900,000 and the fourth being a payment in the aggregate of $950,500. The API Notes bear an interest rate of prime plus 1.0% and are secured by all of the intellectual property of Picometrix. API has the option of prepaying the API Notes without penalty. Immediately following the effective time of the transaction, the API Loan was contributed to the capital of Picometrix, LLC. In connection with the transaction, the Company recorded approximately $15 million in intangible assets (including customer list, non-compete agreement, trademarks, R & D contracts, and technology/patents) and will amortize these finite life intangible assets over their various estimated useful lives up to 15 years.

PRODUCTS & TECHNOLOGIES

OUR BUSINESS

Advanced Photonix, Inc. (the Company or API), is a leading supplier of custom opto-electronic solutions, high-speed optical receivers and Terahertz sensors and instrumentation, serving a variety of global Original Equipment Manufacturer
(OEM) markets. Our optoelectronic solutions are based on our silicon Large Area Avalanche Photodiode (LAAPD), PIN photodiode and FILTRODE(R) detectors. Our patented high-speed optical receivers include Avalanche Photodiode technology
(APD) and PIN (positive-intrinsic-negative) photodiode technology based upon III-V materials, including InP, InAlAs, and GaAs. Our newly emerging Terahertz sensor product line is targeted to the industrial non-destructive testing (NDT), quality control, homeland security and military markets. Using our patented fiber coupled technology and high speed Terahertz generation and detection sensors, we are engaged in transferring Terahertz technology from the application development laboratory to the factory floor. We have three manufacturing facilities, one in Camarillo, CA, one in Dodgeville, WI and one in Ann Arbor, MI.

We support the customer from the initial concept and design of the semiconductor, hybridization of support electronics, packaging and signal conditioning or processing from prototype through full-scale production and validation testing. The target markets served by us are Military/Aerospace, Homeland Security, Medical, Telecom, and Industrial Sensing/NDT.

TECHNOLOGY & MANUFACTURING CAPABILITIES

Our basic technologies and manufacturing capabilities include the following:

      -     Optoelectronic semiconductor design and micro fabrication of Silicon
            (Si) and III-V compound semiconductor devices including photodetectors and terahertz transmitters/receiver antenna,

      - MBE growth of high-speed III-V compound semiconductor material including GaAs, InAlAs and InP.,

      - Opto-electronic hybrid packaging of semiconductor devices combining opto-electronic devices with high-speed electronics and fiber optics,

      - Vapor deposition and/or ion implantation for Silicon based PIN & APD photo-detectors,

      -

      -     Terahertz (THz) systems, subsystems, transmitters and receivers

      -     Femtosecond laser pulse control and system integration

CORE PRODUCTS

The core product technologies used in the majority of our products are opto-electronic semiconductor devices, including photodiodes and antennae made of silicon (Si) or III-V compound semiconductor material. Photodiodes and antennae sense light of varying wavelengths and intensity and convert that light and/or THz wave into electrical signals. We manufacture photodiodes of varying complexity, from basic positive-intrinsic-negative (PIN) photodiode to the more sophisticated avalanche photodiode (APD) and antennae that transmit and receive THz signals (Transceiver). The APD is a specialized photodiode capable of detecting very low light levels due to an internal gain phenomenon known as avalanching. All devices are designed by our experienced engineering staff, and fabricated in state-of-the-art clean rooms. Our products include the following:

      - High Speed Optical Receivers (10Gb/s & 40Gb/s) which are packaged InP, InAlAs, or GaAs PIN and/or APD photodiodes with amplifiers

      - Packaged PIN and APD photodiodes in Silicon (Si) and III-V materials (InP, InAlAs, GaAs)

      -     Packaged Si APD components, with and without thermo-electric coolers

      -     Packaged Si Large Area Avalanche Photodiode (LAAPD) components

      - Packaged Si photodiodes with patented FILTRODE(R) technology integrating optical filters directly on photodiode chips

      - Terahertz Systems & subsystems utilizing III-V materials for THz transmitters &/or receivers

TERAHERTZ TECHNOLOGY

The newest technology the Company is pursuing is Terahertz (THz) or the Company's T-Ray(TM) technology. Terahertz is a region of the electromagnetic
(EM) Spectrum that is just beginning to be explored. THz lies between microwave and infrared waves on the EM spectrum. While microwaves and infrared waves have been explored and commercialized for decades, THz waves are in the early stages of being explored and commercialized due to the fact that they have historically been very difficult to generate and detect. Recent advances in femtosecond lasers and ultrafast semiconductor and electro-optic devices combined with fiber-optic packaging technologies have enabled the development of practical T-Ray instrumentation and as a result application/market development of THz technology has recently accelerated. THz can be used to "look" through and beneath materials with high 2-dimensional (2-D) and 3-D spatial resolution roughly equivalent to the resolution of the human eye or better. It can also uniquely identify the chemical composition of many hidden or subsurface objects and has been determined to have non-ionizing radiation which is not harmful to humans at the power levels commonly used today. THz imaging and spectroscopy market applications include industrial quality control through non-destructive testing (including aerospace and pharmaceutical markets); homeland security and defense screening of people, packages and bags for weapons and weapons of mass destruction; medical imaging and other scientific applications.

We have had significant Terahertz technology and product development since 1997, resulting in over 20 patents or patents pending to date. In 2001, we sold the first commercial Terahertz product, the T-Ray 2000 as a laboratory bench top instrument for application development with spectroscopy and imaging capabilities targeted at the research and development and off-line diagnostic markets. In 2004, we sold the first T-Ray Manufacturing Inspection System (QA1000) for on-line, real-time inspection to NASA for the space shuttle fuel tank inspection in the Return to Flight Program.

MARKETS

Our products serve customers in a variety of global markets, typically North America, Asia, Europe and Australia. The target markets and applications served by us are as follows:

Military:

      -     Space

      -     Defense

Industrial/Non-Destructive Testing:

      -     Manufacturing

      -     Instrumentation

      -     Display

Medical:

      -     Diagnostic & Monitoring

      -     Ophthalmic Equipment

      -     Medical Imaging

Telecommunications:

      -     Telecom Equipment

      -     Test and Measurement

      -     Wireless Communications Equipment

Homeland Security:

      -     Baggage/Cargo Scanning

      -     Passenger Screening

RECENT DEVELOPMENTS

Advanced Photonix, Inc. has begun consolidating semiconductor fabrication into its Ann Arbor, Michigan facility. Advanced Photonix, Inc. has budgeted $2.2 million for operating and capital expenses for this consolidation. As part of the consolidation API has moved corporate headquarters from Camarillo, California to Ann Arbor, MI. The Michigan Economic Development Corporation
(MEDC) approved a state Single

Business Tax credit valued at more than $1.1 million over 10 years to win the Company's business. The city of Ann Arbor also approved a personal property tax abatement valued at approximately $103,000 over five years to support the project.

On June 2, 2006 the Company announced the resignation of Paul Ludwig as a member of the Board of Directors and President of Advanced Photonix, Inc. Richard Kurtz CEO and Chairman of the Board assumed the responsibility of President.

RAW MATERIALS

The principal raw materials used by the Company in the manufacture of its semiconductor components and sensor assemblies are silicon and III-V material (InP, GaAs) wafers, chemicals, gases and metals used in processing wafers, gold wire, solders, and a variety of packages and substrates, including metal, printed circuit board, flex circuits, ceramic and plastic packages. All of these raw materials can be obtained from several suppliers. From time to time, particularly during periods of increased industry-wide demand, silicon wafers, III-V wafers (InP, GaAs), certain metal packages and other materials have been in short supply. However, the Company has not been materially affected by such shortages. As is typical in the industry, the Company allows for a significant lead-time (2 months or greater) between order and delivery of raw materials.

RESEARCH AND DEVELOPMENT

Since its inception in June 1988, the Company has incurred material research and development expenses, with the intent of commercializing these investments into profitable new standard and custom product offerings. During the fiscal years ended in 2006, 2005, and 2004, research and development expenses amounted to $3,019,000, $146,000, and $280,000 respectively. The increase in R&D costs is primarily the result of the Picometrix acquisition and other new non-Picometrix product R&D initiatives. The Company expects that an increase in research and development funding will be required for new projects/products as well as the continuing development of new derivatives of the Company's current product line The Company has in the past, and will continue to pursue customer funded, as well as internally funded, research and development projects when they are in support of the Company's development objectives.

As we begin the new fiscal year, the following research and development projects are currently underway:

- The next generation photodiodes and high-speed optical receivers for both the 10G and 40G telecommunications market

- Terahertz - development of the next generation system for homeland security/military, aerospace and pharmaceutical industrial QC markets.

- Si APD performance enhancements - designed specifically for certain military and medical imaging applications

- Si PIN photodiodes developments to meet unique customer requirements, such as higher speeds, lower electrical noise, and unique multi-element geometries.

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

BACKLOG AND CUSTOMERS

The Company's sales are made primarily pursuant to standard purchase orders for delivery of products. However, by industry practice, orders may be canceled or modified at any time. When customers cancel an order, they are responsible for all finished goods, all costs, direct and indirect, incurred by the Company, as well as a reasonable allowance for anticipated profits. No assurance can be given that the Company will receive these amounts after cancellation.

Customers normally purchase the Company's products and incorporate them into products that they in turn sell in their own markets on an ongoing basis. As a result, the Company's sales are dependent upon the success of its customers' products and its future performance is dependent upon its success in finding new customers and receiving new orders from existing customers.

MARKETING

The Company markets its products in the United States and Canada through its own technical sales engineers and through independent sales representatives. International sales, including Europe, the Middle East and Pacific Rim, are conducted direct and through foreign distributors. The Company's products are primarily sold as components or assemblies to original equipment manufacturers (OEM's). The Company markets its products and capabilities through industry specific channels, including the Internet, industry trade shows, and in print through trade journals.

COMPETITION

The Company competes with a range of companies for the custom optoelectronic products, high-speed optical receiver products and terahertz systems and instrumentation products in its target markets. The Company believes that its principal competitors for sales of custom optoelectronic products are small to medium size companies. In the high-speed optical receiver market the Company believes that it competitors are medium to large size companies with or without internally supplied components. Because the THz product offering includes developing technology and markets, the Company believes the competition is mainly from research and development centers in business, governmental/university settings and from small companies.

Because the Company specializes in devices requiring a high degree of engineering expertise to meet the requirements of specific applications, it generally does not compete with standard products manufacturing companies to any significant degree with other large United States, European or Pacific Rim manufacturers of standard "off the shelf" optoelectronic components or silicon photodetectors

PROPRIETARY TECHNOLOGY

The Company utilizes proprietary design rules and processing steps in the development and fabrication of its PIN and APD photodiodes, THz transmitters and receivers, fiber-coupled THz subsystems/systems, and THz applications. The Company has a significant number of patents pending and owns the following patents:

PATENT #                                            TITLE                                              ISSUE DATE
--------                                            -----                                           ----------------
 142,195        HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE            Apr-05

 765,715        HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE            Jan-04

2,345,153       HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE            Mar-04

4,717,946       THIN LINE JUNCTION PHOTODIODE                                                         Jan 1988 (by
                                                                                                    predecessor co.)

4,782,382       HIGH QUANTUM EFFICIENCY PHOTODIODE DEVICES                                            Nov 1988 (by
                                                                                                    predecessor co.)

5,021,854       SILICON AVALANCHE PHOTODIODE ARRAY                                                       Jun-91

5,057,892       LIGHT RESPONSIVE AVALANCHE DIODE                                                         Oct-91

5,146,296       DEVICES FOR DETECTING AND/OR IMAGING SINGLE PHOTOELECTRON                                Sep-92

5,311,044       AVALANCHE PHOTOMULTIPLIER TUBE                                                           May-94

5,477,075       SOLID STATE PHOTODETECTOR WITH LIGHT RESPONSIVE REAR FACE                                Dec-95

5,757,057       LARGE AREA AVALANCHE ARRAY                                                               May-98

5,801,430       SOLID STATE PHOTODETECTOR WITH LIGHT RESPONSIVE REAR FACE                                Sep-98

6,005,276       SOLID STATE PHOTODETECTOR WITH LIGHT RESPONSIVE REAR FACE                                Dec-99

6,111,299       ACTIVE LARGE AREA AVLANCHE PHOTODIODE ARRAY                                              Aug-00

6,262,465       HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE            Jul-01

6,320,191       A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GENERATION
                AND DETECTION SYSTEM                                                                     Nov-01

6,816,647       COMPACT FIBER PIGTAILED TERAHERTZ IMAGING SYSTEM                                         Nov-04


6,849,852       SYSTEM AND METHOD FOR MONITORING CHANGES IN STATE OF MATTER WITH TERAHERTZ              Feb-05
                RADIATION

6,936,821       AMPLIFIED PHOTOCONDUCTIVE GATE                                                           Aug-05

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

EMPLOYEES

At June 26, 2006 the Company had 152 employees, comprised of 145 full time employees (including 3 officers) and 7 part time employees. Included are 26 engineering and development personnel, 12 sales and marketing personnel, 95 operations personnel, and 19 general and administrative personnel (including 3 officers). The Company may, from time to time, engage personnel to perform consulting services and to perform research and development under third party funding. In certain cases, the cost of such personnel may be included in the direct cost of the contract rather than in payroll expense. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are good.

Item 1a Risk Factors

Investing in our Class A common stock involves a high degree of risk and uncertainty. You should carefully consider the risks and uncertainties described below before investing in our Class A common stock. Our business, prospects, financial condition and results of operations could be adversely affected due to any of the following risks. In that case, the value of our Class A common stock could decline, and you could lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS

WE ARE DEPENDENT UPON SEVERAL SUPPLIERS FOR A SIGNIFICANT PORTION OF RAW MATERIALS USED IN THE MANUFACTURING OF OUR PRODUCTS.

The principal raw materials we use in the manufacture of our semiconductor components and sensor assemblies are silicon and III-IV wafers, chemicals and gases used in processing wafers, gold wire, lead frames, and a variety of packages and substrates, including metal, printed circuit board, flex circuits, ceramic and plastic packages. All of these raw materials can be obtained from several suppliers. From time to time, particularly during periods of increased industry-wide demand, silicon wafers and other materials have been in short supply. Any significant interruption in the supply of these raw materials could have a material adverse effect on us.

CUSTOMER ACCEPTANCE OF OUR PRODUCTS IS DEPENDENT ON OUR ABILITY TO MEET CHANGING REQUIREMENTS.

Customer acceptance of our products is significantly dependent on our ability to offer products that meet the changing requirements of our customers, including the military, medical institutions, industrial laboratories, government agencies and industrial corporations. Any decrease in the level of customer acceptance of our products could have a material adverse effect on us.

WE ARE SUBJECT TO MARKET RISK THROUGH OUR SALES TO OVERSEAS MARKETS.

A growing amount of our sales are being derived from overseas markets. These international sales are primarily focused in Europe and the Middle East. These operations are subject to risks that are inherent in operating in foreign countries, including the following:

            - foreign countries could change regulations or impose currency restrictions and other restraints;

            - changes in foreign currency exchange rates and hyperinflation or deflation in the foreign countries in which we operate;

            -     exchange controls;

            - in some countries, there is a risk that the government may expropriate assets;

            -     some countries impose burdensome tariffs and quotas;

            - political changes and economic crises may lead to changes in the business environment in which we operate;

            - international conflict, including terrorist acts, could significantly impact our financial condition and results of operations; and

            - economic downturns, political instability and war or civil disturbances may disrupt distribution logistics or limit sales in individual markets.

In addition, we utilize third-party "Distributors" to act as our representative for the geographic region that they have been assigned. These "Distributors" are responsible for maintaining customer account management and in some cases maintaining an inventory of products for those customers within their geographic region. Our success is dependent on these "Distributors" finding new customers and receiving new orders from existing customers.

OUR FUTURE PERFORMANCE IS DEPENDENT UPON FINDING NEW CUSTOMERS AND RETAINING OUR EXISTING CUSTOMERS.

Customers normally purchase our products and incorporate them into products that they in turn sell in their own markets on an ongoing basis. As a result, our sales are dependent upon the success of our customers' products and our future performance is dependent upon our success in finding new customers and receiving new orders from existing customers. In several of our market, quality and/or reliability of our products are a major concern for our customers, not only upon the initial manufacture of the product, but for the life of the product. Many of our products are used in remote locations, or higher value assembly, making servicing of our products not feasible. Any failure of the quality and/or reliability of our products could have an adverse affect on us and on our ability to maintain or attract customers.

CUSTOMER ORDERS ARE SUBJECT TO CANCELLATION OR MODIFICATION AT ANY TIME.

Our sales are made primarily pursuant to standard purchase orders for delivery of products. However, by industry practice, orders may be canceled or modified at any time. When a customer cancels an order, they are responsible for all finished goods, all costs, direct and indirect, incurred by us, as well as a reasonable allowance for anticipated profits. No assurance can be given that we will receive these amounts after cancellation. The current backlog contains only those orders for which we have received a confirmed purchase order and also includes contracts which have scheduled shipping dates beyond the upcoming fiscal year. As such, the current backlog represents only a portion of expected annual revenues for fiscal year 2006.

THE MARKETS FOR MANY OF OUR PRODUCTS ARE CHARACTERIZED BY CHANGING TECHNOLOGY.

The markets for many of our products are characterized by changing technology, new product introductions and product enhancements, and evolving industry standards. The introduction or enhancement of products embodying new technology or the emergence of new industry standards could render existing products obsolete or result in short product life cycles. Accordingly, our ability to compete is in part dependent on our ability to continually offer enhanced and improved products.

WE ARE DEPENDENT ON KEY IN-HOUSE MANUFACTURING EQUIPMENT OR PROCESSES TO DELIVER A CUSTOM PRODUCT (SOLUTION) WITH THE HIGHEST PERFORMANCE AND SHORT TIME TO MARKET.

We depend on key in-house manufacturing equipment and assembly processes. We believe that these key manufacturing and assembly process give us the flexibility and responsiveness to meet our customer delivery schedule and performance specification with a custom product. This value proposition is an important component of our offering to our customers. A loss of these capabilities could have an adverse effect on our existing operations and new business growth.

CHANGES IN THE SPENDING PRIORITIES OF THE FEDERAL GOVERNMENT CAN MATERIALLY ADVERSELY AFFECT OUR BUSINESS.

In fiscal 2006, approximately 33.0 % of our sales were related to products purchased by military contractors. Our business depends upon continued federal government expenditures on defense, intelligence, aerospace and other programs that we support. In fiscal 2006, our sales to military contractors enjoyed a strong steady growth rate. In addition, foreign military sales are affected by U.S. Government regulations, regulations by the purchasing foreign government and political uncertainties in the U.S. and abroad. There can be no assurance that the U.S. defense and military budget will continue to grow or that sales of defense related items to foreign governments will continue at present levels. In addition, the terms of defense contracts with the U.S. Government generally permit the Government to terminate such contracts, with or without cause, at any time. Any unexpected termination of a significant U.S. Government contract with a military contractor that we sell our products to could have a material adverse effect on us.

OUR INDUSTRY IS HIGHLY COMPETITIVE AND FRAGMENTED.

We compete with a range of companies for the custom optoelectronic and silicon photodetector requirements of customers in our target markets. We believe that our principal competitors for sales of custom devices are small to medium size companies. Because we specialize in custom devices requiring a high degree of engineering expertise to meet the requirements of specific applications, we generally do not compete to any significant degree with other large United States, European or Pacific Rim manufacturers of standard "off the shelf" optoelectronic components or silicon photodetectors. We cannot assure you that we will be able to compete successfully in our markets against these or any future competitors.

OUR INDUSTRY IS SENSITIVE TO CHANGING ECONOMIC CONDITIONS.

We believe that many factors affect our industry, including consumer confidence in the economy, interest rates, fuel prices and credit availability. The overall economic climate or Gross National Product growth has a direct impact on our customers and the demand for our products. We cannot assure you that our business will not be adversely affected as a result of an industry or general economic downturn.

WE ARE SUBJECT TO ENVIRONMENTAL REGULATIONS.

The photonics industry, as well as the semiconductor industry in general, is subject to governmental regulations for the protection of the environment, including those relating to air and water quality, solid and hazardous waste handling, and the promotion of occupational safety. Various federal, state and local laws and regulations require that we maintain certain environmental permits. We believe that we have obtained all necessary environmental permits required to conduct our manufacturing processes. Changes in the aforementioned laws and regulations or the enactment of new laws, regulations or policies could require increases in operating costs and additional capital expenditures and could possibly entail delays or interruptions of operations.

IF WE ARE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS ADEQUATELY, THE VALUE OF OUR PRODUCTS COULD BE DIMINISHED.

We utilize proprietary design rules and processing steps in the development and fabrication of our PIN photodiodes, avalanche photodiodes and our Terahertz systems and sensors. In addition, we have over 100 patents or patents pending utilized in our products. There can be no assurance that any issued patents will provide us with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent utilized by us, or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and to prevent the infringement of a patent could be substantial and could have a material adverse effect on our operating results. Furthermore, there can be no assurance that our APD technology will not infringe on patents or rights owned by others, licenses to which might not be available to us. Based on limited patent searches, contacts with others knowledgeable in the field of APD technology, and a review of the published materials, we believe that our competitors hold no patents, licenses or other rights to the APD technology which would preclude us from pursuing our intended operations.

In some cases, we may rely on trade secrets to protect our innovations. There can be no assurance that trade secrets will be established, that secrecy obligations will be honored or that others will not independently develop similar or superior technology. To the extent that consultants, key employees or other third parties apply technological information independently developed by them or by others to our projects, disputes might arise as to the proprietary rights to such information which may not be resolved in our favor.

WE FACE STRONG COMPETITION FOR SKILLED WORKERS.

Our success depends in large part on its ability to attract and retain highly qualified scientific, technical, management, and marketing personnel. Competition for such personnel is intense and there can be no assurance that we will be able to attract and retain the personnel necessary for the development and operation of our business.

WE MAY NOT BE ABLE TO SUCCESSFULLY INTEGRATE FUTURE ACQUISITIONS, WHICH COULD RESULT IN OUR NOT ACHIEVING THE EXPECTED BENEFITS OF THE ACQUISITION, THE DISRUPTION OF OUR BUSINESS AND AN INCREASE IN OUR COSTS.

Over the past three years, we have acquired 3 businesses and we continually explore opportunities to acquire related businesses, some of which could be material to us. Our ability to continue to grow may depend upon identifying and successfully acquiring attractive companies, effectively integrating these companies, achieving cost efficiencies and managing these businesses as part of our company.

We may not be able to effectively integrate the acquired companies and successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. Our efforts to integrate these businesses could be affected by a number of factors beyond our control, such as regulatory developments, general economic conditions and increased competition. In addition, the process of integrating these businesses could cause the interruption of, or loss of momentum in, the activities of our existing business. The diversion of management's attention and any delays or difficulties encountered in connection with the integration of these businesses could negatively impact our business and results of operations. Further, the benefits that we anticipate from these acquisitions may not develop.

RISKS RELATING TO OUR CLASS A COMMON STOCK

OUR SHARE PRICE HAS BEEN VOLATILE IN THE PAST AND MAY DECLINE IN THE FUTURE.

Our Class A common stock has experienced significant market price and volume fluctuations in the past and may experience significant market price and volume fluctuations in the future in response to factors such as the following, some of which are beyond our control:

      -     quarterly variations in our operating results;

      - operating results that vary from the expectations of securities analysts and investors;

      - changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

      - announcements of technological innovations or new products by us or our competitors;

      - announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

      -     changes in the status of our intellectual property rights;

      - announcements by third parties of significant claims or proceedings against us;

      -     additions or departures of key personnel;

      -     future sales of our ordinary shares; and

      -     stock market price and volume fluctuations.

Stock markets often experience extreme price and volume fluctuations. Market fluctuations, as well as general political and economic conditions, such as a recession or interest rate or currency rate fluctuations or political events or hostilities in or surrounding the United States, could adversely affect the market price of our Class A common stock.

In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management's attention and resources both of which could have a material adverse effect on our business and results of operations.

FUTURE SALES OF OUR CLASS A COMMON STOCK IN THE PUBLIC MARKET COULD LOWER OUR STOCK PRICE, AND CONVERSION OF OUR WARRANTS AND ANY ADDITIONAL CAPITAL RAISED BY US MAY DILUTE YOUR OWNERSHIP IN US.

We may sell additional shares of Class A common stock in subsequent offerings. In addition, holders of warrants to purchase our Class A common stock will, most likely, exercise their warrants to purchase shares of our Class A common stock after this registration statement is declared effective. We cannot predict the size of future issuances of our Class A common stock or the effect, if any, that future issuances and sales of shares of our Class A common stock will have on the market price of our Class A common stock. Sales of substantial amounts of our Class A common stock, including shares issued in connection with the exercise of the warrants, or the perception that such sales could occur, may adversely affect prevailing market prices for our Class A common stock.

SHARES ELIGIBLE FOR PUBLIC SALE IN THE FUTURE COULD DECREASE THE PRICE OF OUR CLASS A COMMON STOCK AND REDUCE OUR FUTURE ABILITY TO RAISE CAPITAL.

Sales of substantial amounts of our Class A common stock in the public market could decrease the prevailing market price of our Class A common stock, which would have an adverse affect on our ability to raise equity capital in the future.

WE DO NOT INTEND TO PAY DIVIDENDS.

We have never declared or paid any cash dividends on our Class A common stock. We currently intend to retain future earnings, if any, to finance operations and expand our business and, therefore, do not expect to pay any dividends in the foreseeable future.

ITEM 2 PROPERTIES

The Company leases all of its executive offices, research, marketing and manufacturing facilities. At March 31, 2006, those leases consisted of primarily 95,000 square feet in three facilities. The facility located at 1240 Avenida Acaso in Camarillo, California is leased through February 2009. A second manufacturing facility is located at 305 County YZ, Dodgeville, Wisconsin, and is leased through November 2007. And a third manufacturing facility is located at 2925 Boardwalk, Ann Arbor, Michigan and is leased through June 2010. The Company believes that its existing facilities are adequate to meet its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Class A Common Stock is traded on the American Stock Exchange
(AMEX) under the symbol "API".

At June 23, 2006, the Company had 104 holders of record for the Class A Common Stock (including shares held in street name), representing approximately 6,000 beneficial owners of the Class A Common Stock. On the same date, there were 6 holders of record of the Class B Common Stock (none of which were held in street name).

The following table sets forth the high and low closing prices of the Company's Class A Common Stock by quarter for fiscal years 2006 and 2005.

                           Quarterly Stock Market Data

                              1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
                              2006   2005   2006   2005   2006   2005   2006   2005
                              ----   ----   ----   ----   ----   ----   ----   ----
Common Stock(1)
      High                    3.09   3.21   3.56   2.57   3.24   1.85   2.97   2.17
      Low                     2.04   2.02   2.62   1.65   2.39   1.57   2.59   1.64

---------------
(1) Price ranges on the American Stock Exchange

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

ITEM 6 SELECTED FINANCIAL DATA

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

                                                               (in thousands, except per share data)
                                                         2006       2005        2004       2003        2002
Net Sales                                              $23,585    $ 14,803    $ 12,401    $ 9,147    $ 6,931

Gross Profit                                           $ 9,183    $  4,732    $  4,297    $ 2,699    $ 2,761
  as a percentage of Sales                                  39%         32%         35%        30%        40%

Net Income (Loss)                                      $(3,465)   $  5,254    $    794    $  (803)   $  (284)

Earnings (Loss) per common share-Basic                 $ (0.20)   $   0.39    $   0.06    $ (0.06)   $ (0.02)
Earnings (Loss) per common share-Diluted               $ (0.20)   $   0.34    $   0.06    $ (0.06)   $ (0.02)

Weighted average common shares outstanding              17,477      13,461      13,400     12,356     12,209

Total Assets                                           $38,001    $ 23,355    $ 12,574    $11,552    $ 9,255

Current Liabilities                                    $ 5,135    $  3,185    $  2,858    $ 2,640    $   612
Long Term Liabilities                                  $ 8,533    $  4,861    $     11    $    22    $     -
Class A redeemable convertible preferred stock         $    32    $     32    $     32    $    32    $    32
Shareholders' Equity                                   $24,301    $ 15,277    $  9,673    $ 8,858    $ 8,611

Working Capital                                        $ 9,330    $ 11,261    $  5,802    $ 4,811    $ 7,461
Dividends declared on Capital Stock                    $     -    $      -    $      -    $     -    $     -

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company continually reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 144, "Accounting for the Impairment and Disposal of Long-Lived Assets." The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, then intangible assets, if any, are written down first, followed by the other long-lived assets to fair value. Fair value is determined based on discounted cash flows, appraised values or management's estimates, depending on the nature of the assets.

DEFERRED TAX ASSET VALUATION ALLOWANCE

The Company has incurred losses over the past years, which creates a deferred tax benefit. Up to 2005, we have recorded a valuation allowance that fully reserved the benefit because realization was doubtful. In 2005, with the addition of Picometrix and having had two years of profitable operations, we reduced the allowance to approximately half of the deferred asset. With the acquisition of Picometrix, we recorded a deferred tax liability to reflect the non- deductible nature of the future amortization of the intangible assets acquired. That deferred tax liability will be amortized over the same life as the intangible assets. The results from operations in 2006 were disappointing, so there was more concern regarding utilization of the net operating loss carry-forwards before they expired. As a result, we decided to increase the reserve by approximately $1,000,000 to cover the loss carry-forwards that expire by 2009. While we are still confident that the Company will generate enough earnings to realize much of the loss carry-forwards, no assurances can be given that we will generate future earnings sufficient to cover the entire net asset. We will review the valuation allowance each year and make adjustments to reflect our best estimate of future tax benefit realization.

INVENTORIES

The Company's inventories are stated at standard cost (which approximates the first-in, first-out method) or market. Slow moving and obsolete inventories are reviewed throughout the year. To calculate a reserve for obsolescence, we begin with a review of our slow moving inventory. Any inventory, which has been slow moving within the past 12 months, is evaluated and reserved if deemed appropriate. In addition, any residual inventory, which is customer specific and remaining on hand at the time of contract completion, is reserved for at the standard unit cost. The complete list of slow moving and obsolete inventory is then reviewed by the production, engineering and/or purchasing departments to identify items that can be utilized in the near future. These items are then excluded from the analysis and the remaining amount of slow-moving and obsolete inventory is then reserved for. Additionally, non-cancelable open purchase orders for parts we are obligated to purchase where demand has been reduced may be reserved. Reserves for open purchase orders where the market price is lower than the purchase order price are also established. If a product that had previously been reserved for is subsequently sold, the amount of reserve specific to that item is then reversed.

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

TABLE OF CONTRACTUAL OBLIGATIONS

The following table sets forth the contractual obligations of the Company at March 31, 2006.

CONTRACTUAL OBLIGATIONS                                        PAYMENTS DUE BY PERIOD
-----------------------------------------   ------------------------------------------------------------
                                                                                             More than 5
                                 Total      Within 1 year   1 - 3 years     3 - 5 years         years
                               ----------   -------------   -----------     -----------      -----------
Long-term debt                  7,032,000       900,000      5,008,000         776,000         348,000
Capital lease obligations          27,000        27,000              -               -               -
Operating lease obligations     4,201,000     1,171,000      2,854,000         176,000               -
    Purchase Obligations        1,312,000     1,312,000              -               -               -
Debt to related parties         2,901,000       500,000      1,851,000         550,000               -
                               ----------     ---------      ---------       ---------         -------
            Total              15,473,000     3,910,000      9,713,000       1,502,000         348,000
                               ==========     =========      =========       =========         =======

RESULTS OF OPERATIONS

FISCAL YEAR 2006 COMPARED TO FISCAL YEAR 2005

REVENUES

The Company predominantly operates in one industry segment, light and radiation detection devices that it sells to multiple markets including telecommunications, industrial sensing/NDT, military/aerospace, medical, and homeland security. Revenues by market consisted of the following:

                                                  Twelve months ended
                                     March 31,2006                 March 27, 2005
                                 ------------------------      -----------------------
Telecommunications               $ 3,129,000           13%     $    86,000           1%
Industrial Sensing/NDT            10,359,000           44%       7,360,000          49%
Military/Aerospace                 5,860,000           25%       4,875,000          33%
Medical                            2,228,000            9%       2,482,000          17%
Home Land Security                 2,009,000            9%              --           0%
                                 -----------                   -----------
Total Revenues                   $23,585,000          100%     $14,803,000         100%

The Company's revenues for the fiscal year ended March 31, 2006 (2006) were $23.6 million, an increase of $8.8 million, or 59% of revenues of $14.8 million for the fiscal year ended March 27, 2005 (2005).

Approximately $7.6 million of the increase was attributable to revenues from Picometrix, LLC, which the Company acquired in May 2005 The remaining increase of $1.2 million reflects an overall increase in shipments of 8% to customers in each of the Company's remaining markets over the prior year. This represents approximately $1.4 million in volume increases offset by approximately $0.2 million in price decreases to one customer in the medical market as discussed in the paragraph below.

The acquisition of Picometrix provided the Company entry into the homeland security market with its Terahertz products and contracts and significantly extended its reach in the telecommunication markets with optical receiver products. The most significant revenue increases are from the telecommunications market, which increased $3.0 million, all coming from the Picometrix acquisition. The industrial sensing/NDT market increased 41% or $3.0 million, over the prior year of which $1.7 million was attributable to Picometrix. Sales to the military aerospace market increased 20% over the prior year and accounted for approximately $985,000 of the remaining increase in revenues. Homeland security accounted for $2.0 million of the increase all attributable to Picometrix, Inc. and Medical dropped $254,000 over the prior year mainly due to price reductions for one customer.

As expected, the increased diversification and larger customer base achieved through the Company's acquisitions have resulted in net revenues meeting our expectations for the most recent fiscal year.

COSTS AND EXPENSES

Cost of product sales increased to $14.4 million in 2006 from $10.1 million in 2005. Expressed as a percent of net sales, cost of goods sold was 61% in fiscal year 2006 compared to 68% in fiscal year 2005. As a result, gross profit increased to $9.2 million in fiscal year 2006 from $4.7 million in fiscal year 2005, an increase of 96%. This increase in gross profit is primarily attributable to the acquisition of Picometrix, whose products carry higher gross margins. Stated as a percentage of net sales, material costs were 28% in 2006, the same as in 2005. Material costs did not decrease in FY 06 as a percent of sales, primarily as the result of the $1.1 million inventory write-off in our California facility. The write-off was comprised of $698,000 primarily due to raw material purchases in excess of requirements and obsolescence due to product discontinuance and engineering changes. Another $123,000 was due to obsolete inventory related to the Photonic Detectors Inc. and Texas Optoelectronic Inc. acquisitions in FY05 & FY 03 respectively. The remaining $330,000 was due to scrap, shrinkage and standard cost write-downs. Direct labor and other overhead expenses as a percentage of net sales were 7% and 26% respectively in FY 2006 as compared to 8% and 32% respectively in FY 2005. While our gross margins at our California facility fell short of our expectations for FY 2006, due to the inventory adjustments, scrap and rework, we are actively seeking ways to minimize our costs and improve our margins, and have made margin improvement a priority for FY 2007. One of the steps the Company is taking is the consolidation of wafer fabrication from all three facilities into the Ann Arbor facility.

Research and development (R&D) costs increased by $2.9 million to $3.0 million during FY 2006 compared to $146,000 in FY 2005. The increase in R & D costs is the result of the Company's Picometrix acquisition ($2.7 million) and other non-Picometrix product R&D initiatives, which amounted to $200,000. We expect that R&D expenses will increase in the upcoming fiscal year, as we focus on new opportunities brought to us as a result of the Picometrix acquisition.

Marketing and sales expenses increased by $699,000 (56.8%) to $1.9 million in FY 2006, which is 8% of sales, which is the same percentage as FY 2005. The acquisition of Picometrix accounted for $545,000 of the sales and marketing expense increase. Planned additions to the sales department during the year accounted for $154,000 of increased compensation, travel and related expenses. Overall advertising and marketing expenses increased by approximately $165,000, primarily associated with products sold into the telecommunications market. The Company is committed to building our sales & marketing function in the telecommunications, home land security, military and industrial sensing markets and anticipates further increases in compensation, travel and related expenses during fiscal 2007.

Total general and administrative expenses increased by $4.1 million (151.4%) to $6.8 million (including amortization and goodwill impairment expense) in FY 2006 as compared to $2.7 million in FY 2005. Expressed as a percentage of net sales, general and administrative expenses represented 29% in FY 2006 as compared to 18% in FY 2005. The increase is primarily attributable to $2.6 million of intangible write-off and amortization, comprised of goodwill impairment of $814,000 for Texas Optoelectronics, intangible amortization of $1.4 million and amortization of financing expenses of $387,000 related to the acquisition of Picometrix. The remaining $1.5 million increased G&A costs was the result of added corporate expenses. The Sarbanes-Oxley Act section 404, internal controls, requires the Company to be compliant by fiscal year ending March 2008, based on current market capitalization. External costs required to be in compliance will materially increase over the next two years.

Interest income for 2006 totaled approximately $ 43,000, same as in 2005, due primarily to capital financing activities, which resulted in higher cash balances available for short-term investment. Interest expense for the year was $917,000, as compared to $154,000 in 2005, also a result of capital financing activities and the related interest expense. Related party interest accounted for $206,000 of the total interest expense.

The company recorded an income tax provision of $28,000 for FY 2006 as compared to a negative income tax provision of $4.7 million for FY 2005. The difference of $4.7 million is due to the fact that the Company reversed 50% of its deferred tax valuation allowance, in the amount of $4.7 million in FY 2005.

Net loss for fiscal year 2006 was $3.5 million, as compared to net income $5.3 million in 2005, which included the FY2005 $4.7 million adjustment made to reduce the deferred tax valuation allowance. The decrease in net income is attributable to higher operating expenses, interest expense and the inventory write down at the California facility, offset partially by higher gross profit attributable to the Picometrix acquisition.

INVENTORY

Expense related to Inventory write-offs for FY 2006 compared to FY 2005 increased approximately $1.1 million from $36,000 in FY 2005 to $1.2 million in FY 2006. This is comprised of slow moving and obsolete inventory of approximately $821,000; of which $123,000 was associated with the acquisitions of Texas Optoelectronics Inc. (FY 03) and Photonic Detector Inc. (FY 05). The balance of $698,000 was slow moving-excess-obsolete inventory from operations. The remaining $330,000 is derived from standards reductions, physical inventory quantity adjustments and scrap.

FISCAL YEAR 2005 COMPARED TO FISCAL YEAR 2004

REVENUES

The Company's revenues for the fiscal year ended March 27, 2005 (2005) were $14.8 million, an increase of $2.4 million, or 19% from revenues of $12.4 million for the fiscal year ended March 28, 2004 (2004).

Approximately $500,000 of the increase was attributable to revenues from Photonic Detectors, Inc. (PDI), which the Company acquired inDecember 2004. The remaining increase reflects an overall increase in shipments to customers in each of the Company's major market segments over the prior year. As has been the trend for most of the current fiscal year, the most significant revenue increases are coming from the medical and industrial sensing segments, which increased by 34% and 17% respectively over the prior year and account for $1.5 million of the total increase. Similarly, sales to the military aerospace and automotive markets have also increased, by 5% and 17% respectively, and account for approximately $400,000 of the remaining increase in net revenues. Stated as a percentage of net revenues, sales to the industrial sensing market represents 49%, sales to the military/ aerospace market represents 33%, medical is 17% and telecommunications is 1%.

As expected, the increased diversification and larger customer base achieved through the Company's previous acquisitions resulted in net revenues, which fully met our expectations for fiscal year 2005.

COSTS AND EXPENSES

Cost of product sales increased to $10.1 million in 2005 from $8.1 million in 2004. Stated as percent of net sales, cost of product sales increased 3 percentage points to 68%, reducing our gross profit margin to 32% in 2005 as compared to 35% in fiscal year 2004. The reduction in gross margin is primarily attributable to manufacturing issues; including labor inefficiencies and a significant increase in material costs related to scrap, rework and assembly yields. Stated as a percentage of net sales, material costs rose to 28% in 2005 as compared to 25% in 2004. In 2005, we were again faced with heightened competitiveness in certain markets which caused us to absorb increases in certain material costs while maintaining or reducing existing pricing in our efforts to generate new business as well as retain existing business. Direct labor and other overhead expenses as a percentage of net sales remained flat at 8% and 32%, respectively, in 2005 as compared to 2004. While our gross margins fell slightly short of our expectations for 2005, we continued to seek ways to improve our cost and margin structure, and made margin improvement a continued priority during 2006.

Research and development (R&D) costs decreased by $134,000 (48%) to $146,000 during 2005, compared to $280,000 in 2004. R & D costs decreased significantly over the past two years as we concentrated our efforts on projects offering the highest commercial potential per each dollar spent.

Marketing and sales expenses increased by $205,000 (20%) to $1.2 million in 2005. Planned additions to the sales department staff during the year accounted for $113,000 of increased salary, travel and related expenses. In addition, increased sales contributed to a $68,000 increase in commission expense and overall advertising and marketing expenses increased by approximately $24,000. The Company remains committed to insuring that our customers receive excellent service.

Total general and administrative expenses increased by $541,000 (25%) to $2.7 million in 2005 as compared to approximately $2.1 million in 2004. Approximately 50% of the increase in general and administrative expenses is due to increased personnel and related expenses, including salaries, bonuses and benefits to support our growth objectives. In addition, total payroll was increased during the fourth quarter of fiscal 2005 as a direct result of the PDI acquisition, which was consummated on December 21, 2004. As part of our integration plan, selected PDI personnel were either offered a permanent position or requested to remain as an employee until a date specified by the Company. The net effect of the additional PDI personnel accounted for approximately $160,000 of the year to date increase. The remaining increases in general and administrative expenses were primarily due to acquisition investigation and related expenses, including consultants, legal, financing and other related expenses, which amounted to approximately $246,000 in total.

Interest income for 2005 totaled $43,000, an increase of $23,000 over 2004, due primarily to capital financing activities, which resulted in higher cash balances available for short-term investment. Interest expense for the year was $154,000 as compared to $30,000 in 2004, also a result of capital financing activities and the related interest liabilities.

At March 27, 2005, the Company reversed 50% of its deferred tax valuation allowance, in the amount of $4.7 million. The deferred tax valuation allowance had previously been recorded at full value against its deferred tax assets, reducing the net value of the asset to zero. With the acquisition of both Photonic Detectors Inc. in December 2004 and Picometrix, Inc. in May 2005, the Company's management projected that the Company would generate sufficient future taxable income to utilize at least a portion of its accumulated NOL's before they expire and has accordingly reduced the deferred tax asset valuation allowance to $4.7 million against a deferred tax asset of $9.5 million, bringing the net value of the deferred tax asset to $4.8 million at March 27, 2005. The reduction in the valuation allowance was recorded as a deferred tax benefit in the statement of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, the Company had unrestricted cash and cash equivalents of $5.9 million, an increase of $4.4 million, from $1.5 million as of March 27, 2005. The Company believes that current cash levels combined with our revolving line of credit will be sufficient for our 2007 fiscal year. On March 21, 2006, the Company received $4 million in net proceeds from the placement of a note payable that is convertible into Class A Common stock as discussed below.

The Company maintains a revolving line of credit with a regional bank that provides for borrowings up to $3.0 million, based on 80% of the Company's eligible accounts receivable and 40% of the Company's eligible inventory, subject to certain limitations as defined by the agreement. At March 31, 2006, the outstanding balance on the line was $1.0 million. All business assets of the Company secure the line. As most recently amended, repayment is interest only monthly, with principal due at maturity date on November 3, 2006. Interest is computed at the prime rate as published in the Wall Street Journal plus -1/2% with a floor of 6.5%. The prime interest rate was 7.75% at March 31, 2006.

In May 2005, the Company borrowed $2.7 million from a regional bank. The loan is guaranteed by all of the Company's subsidiaries. Repayment is principal of $75,000 per month, plus interest, until maturity on May 2, 2008. Interest is computed at the prime rate as published in the Wall Street Journal plus 1% with a ceiling of 7.75% and a floor of 6%.

During Q2 06, $3.5 million of the senior convertible notes were converted into 1,802,953 shares of the Company's Class A Common Stock at $1.9393 per share. The investors exercised their option and provided an additional $1.0 million of senior convertible notes in September 2005 that can be converted into 472,678 shares at 2.1156 per share and received warrants to purchase 170,164 shares of Class A Common Stock at $1.78 per share.

During Q3 06, $1.0 million of the senior convertible notes were converted into 472,678 shares of the Company's Class A Common Stock at $2.1156 per share. During Q3 06, warrants were converted into 85,082 shares of Class A Common Stock at $1.78 per share The company received $151,446 in cash as a result of this conversion. The investor has warrants remaining to purchase 85,082 shares of Class A Common Stock at $1.78 per share.

During Q4 06, the investors exercised their option and provided an additional $4.0 million of senior convertible notes in March 2006 that can be converted into 1,890,717 shares at 2.1156 per share and received warrants to purchase 680,658 shares of Class A Common Stock at $1.78 per share. The company received $4.0 million in cash as a result of this conversion. At the end of Q4 06, the outstanding senior convertible notes totaled $5.5 million that can be converted into 2,666,015 shares of Class A Common Stock and their were outstanding detachable warrants to purchase 1,446,398 shares of Class A Common Stock at $1.78 per share.

                                               Convertible
                    Convertible                  notes -
                   notes - Face     Notes        Balance     Conversion    Outstanding    Exercise
                       value      Converted      3/31/06       Price        Warrants       Price
                   ------------   ----------   -----------   ----------    -----------    --------
Round 1            $  5,000,000   $3,475,000   $ 1,525,000   $   1.9393       680,658     $   1.78
financing
Round 2               5,000,000    1,000,000     4,000,000   $   2.1156       765,740     $   1.78
Financing
                   ------------   ----------   -----------                  -----------
Total              $ 10,000,000   $4,475,000   $ 5,525,000                  1,446,398

Operating Activities

Net cash used in operating activities of $783,000 for the year ended March 31, 2006 was primarily the result of our net operating loss of ($3,465,000), an increase in accounts receivable of $712,000, an increase in prepaid expenses of $355,000, a decrease in accrued expenses of $645,000, and a decrease in accounts payable of $336,000; offset by decreases in goodwill due to impairment charges of $814,000, decreases in inventory (including the provision for obsolescence) of $958,000, and other assets of $158,000.

Net cash provided by operating activities of $228,000 for the year ended March 27, 2005 was primarily the result of our net operating profit of $5,254,000, a decrease in our deferred tax valuation allowance of $4,749,000, an increase in inventory of $291,000, an increase in prepaid acquisition and capital finance expenses of $532,000, an increase in prepaid expenses of $193,000, and a decrease in customer deposits of $477,000; offset by an increase in accounts payable and other accrued expenses of $507,000 and a decrease in accounts receivable of $71,000.

Net cash provided by operating activities of $1,216,000 for the year ended March 28, 2004 was primarily the result of our net operating profit of $794,000, an increase in accounts receivable of $176,000, a decrease in accounts payable of $73,000, a decrease in other accrued expenses of $125,000; offset by a decrease in inventory of $307,000.

Investing Activities

Net cash used in investing activities was $3.0 million for the year ended March 31, 2006. The amount primarily consisted of cash paid for the acquisition of Picometrix of $3.5 million and related expenses of $936,000, net of cash acquired of $678,000 and change in restricted cash of $1.3 million. Capital expenditure activity for the year accounted for $263,000 of the cash used, and patent expenditures were $191,000 for the year.

Net cash used in investing activities was $5,049,000 for the year ended March 27, 2005. The amount primarily consisted of $4,228,000 loan to Picometrix, $1,254,000 in a restricted cash collateral account subject to release upon satisfaction of certain conditions (which conditions were subsequently met), $193,000 was used for capital expenditures required primarily for necessary computer and manufacturing equipment upgrades or replacements, and $1,117,000 for purchases of outstanding shares of PDI common stock; offset by $1,700,000 transferred from short-term investments into cash.

Net cash used in investing activities was $608,000 for the year ended March 28, 2004. The amount primarily consisted of a $300,000 transfer of cash to short term investments and $298,000 used for capital expenditures.

Financing Activities

Net cash provided by financing activities was $8.4 million for the year ended March 31, 2006. This primarily reflects the $2.7 million cash proceeds from the term loan relating to the Picometrix acquisition reduced by ten months of loan repayment of $750,000, $5.0 million of cash proceeds from convertible notes ($1 million in September 05 and $4 million in March 06), $455,000 of cash paid for warrants to purchase the Company's Class A Common Stock and $600,000 of cash proceeds from a tem loan by the Michigan Economic Development Corporation. Payments of $300,000 were made during the year to equipment vendors to adhere to unsecured financing arrangements. Employees exercised stock options for approximately $47,000.

Net cash provided by financing activities was $5.0 million for the year ended March 27, 2005. The amount primarily consisted of $5.0 million obtained through private placement of a convertible note, a revolving line of credit of $1,000,000; offset by a pay-down of $900,000 against the secured term loan and repayment of a PDI line of credit of $78,000.

Net cash used in financing activities was $211,000 for the year ended March 28, 2004. The amount primarily consisted of $23,000 in proceeds from the sale of fixed assets, proceeds from exercise of stock options of $66,000; offset by a pay-down of $300,000 against the secured term loan.

The Company is exposed to interest rate risk for marketable securities. We continually monitor interest rates and will attempt to utilize the best possible avenues of investment as excess cash becomes available.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2006, most of the Company's interest rate exposure is linked to the prime rate, subject to certain limitations. Offset by cash investment tied to prime rate. As such, we are at risk to the extent of changes in the prime rate and do not believe that moderate changes in the prime rate will materially affect our operating results or financial condition.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following financial statements of Advanced Photonix, Inc. are included in
Item 8:

                                                                                Page
                                                                                -----
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                          26

FINANCIAL STATEMENTS:

Consolidated Balance Sheets,
    As of March 31, 2006 and March 27, 2005                                     27-28

Consolidated Statements of Operations
  for the years ended March 31, 2006, March 27, 2005
  and March 28, 2004                                                             29

Consolidated Statements of Shareholders' Equity
  for the years ended March 31, 2006, March 27, 2005 and
  March 28, 2004                                                                 30

Consolidated Statements of Cash Flows
  for the years ended March 31, 2006, March 27, 2005 and
  March 28, 2004                                                                31-33

Notes to Consolidated Financial Statements                                      34-56

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Advanced Photonix, Inc.:

We have audited the accompanying consolidated balance sheets of Advanced Photonix, Inc. (the "Company") as of March 31, 2006 and March 27, 2005 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years ended March 31, 2006, March 27, 2005 and March 28, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2006 and March 27, 2005 and the results of its operations and its cash flows for the years ended March 31, 2006, March 27, 2005 and March 28, 2004 in conformity with accounting principles generally accepted in the United States.

/s/ Farber Hass Hurley & McEwen LLP
June 9, 2006

ADVANCED PHOTONIX, INC.
CONSOLIDATED BALANCE SHEETS

     As of:                                                               MARCH 31, 2006   MARCH 27, 2005
                                                                          --------------   --------------
ASSETS

Current assets:
     Cash and cash equivalents                                            $    5,933,000   $    1,503,000
     Restricted cash                                                                  --        1,254,000

     Accounts receivable, net of allowance for doubtful accounts of
     $46,000 and $24,000 for March 31, 2006 and March 27, 2005,
     respectively.                                                             4,387,000        2,610,000
     Note receivable from Picometrix                                                  --        4,228,000
     Inventory , less allowance of $2,181,000 in 2006 and $1,032,000 in
     2005                                                                      3,434,000        3,644,000
     Prepaid expenses and other current assets                                   711,000          563,000
     Deferred tax asset, current portion                                              --          644,000
                                                                          --------------   --------------

Total current assets                                                          14,465,000       14,446,000
Equipment and leasehold improvements
     Equipment and leasehold improvements                                      7,923,000        5,118,000

     Accumulated depreciation                                                 (4,548,000)      (3,719,000)
                                                                          --------------   --------------
        Equipment and leasehold improvements, net                              3,375,000        1,399,000

Other assets
     Goodwill, net of accumulated amortization of $353,000 for March 31,
     2006 and March 27, 2005.                                                  4,719,000        2,421,000

     Intangibles, net of accumulated amortization of $1,399,000 and
     $181,000 for March 31, 2006 and March 27, 2005, respectively             14,155,000          481,000
     Patents, net of accumulated amortization of $55,000 and $51,000 for
     March 31, 2006 and March 27, 2005, respectively                              16,000           13,000

     Patents pending                                                             184,000               --

     Prepaid capital finance expenses, net of current portion and accumulated amortization in 2006 and 2005 of $181,000 and $83,000,
     respectively                                                                 84,000          315,000
     Certificates of deposit                                                     275,000               --
     Security deposits and other assets                                          105,000          175,000
     Deferred income taxes                                                       623,000        4,105,000
                                                                          --------------   --------------
     Total other assets                                                       20,161,000        7,510,000
                                                                          --------------   --------------
Total assets                                                              $   38,001,000   $   23,355,000
                                                                          ==============   ==============

                                             (Continued)

ADVANCED PHOTONIX, INC.
CONSOLIDATED BALANCE SHEETS - CONTINUED

                                                                                MARCH 31, 2006   MARCH 27, 2005
                                                                                --------------   --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
      Line of credit                                                            $    1,000,000   $    1,000,000
      Accounts payable                                                                 982,000        1,053,000
      Compensation and related withholdings                                            697,000          529,000
      Customer deposits                                                                  1,000                -
      Deferred income                                                                   76,000          271,000
      Other accrued expenses                                                           952,000          321,000
      Current portion of long-term debt, related party                                 500,000                -
      Current portion of long-term debt                                                927,000           11,000
                                                                                --------------   --------------
Total current liabilities                                                            5,135,000        3,185,000

Long-term debt, less current portion                                                 6,132,000        4,861,000
Long-term debt, less current portion - related party                                 2,401,000                -
                                                                                --------------   --------------
Total liabilities                                                                   13,668,000        8,046,000

COMMITMENTS AND CONTINGENCIES:

      CLASS A redeemable convertible preferred stock, $.001 par value; 780,000 shares authorized; 2006 and 2005 - 40,000 shares issued and
      outstanding; liquidation preference $32,000                                       32,000           32,000

SHAREHOLDERS' EQUITY:

      PREFERRED stock, $.001 par value; 10,000,000 shares authorized; 780,000 shares designated Class A redeemable convertible; 2006 and
      2005 - no shares issued and outstanding                                                -                -

      CLASS A common stock, $.001 par value, 50,000,000 authorized;
      2006 - 18,885,006 shares issued and outstanding, 2005 - 13,512,631 shares
      issued and outstanding.                                                           19,000           13,000

      CLASS B common stock, $.001 par value; 4,420,113 shares authorized,
      2006 and 2005 - 31,691 issued and outstanding.                                         -                -
      Additional paid-in capital                                                    40,478,000       27,995,000

      Accumulated deficit                                                          (16,196,000)     (12,731,000)
                                                                                --------------   --------------
Total shareholders' equity                                                          24,301,000       15,277,000
                                                                                --------------   --------------
Total liabilities and shareholders' equity                                      $   38,001,000   $   23,355,000
                                                                                ==============   ==============

                 See notes to consolidated financial statements.

ADVANCED PHOTONIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended March 31, 2006, March 27, 2005 and March 28, 2004

                                                               2006           2005         2004
                                                           ------------   -----------   -----------
Sales, net                                                 $ 23,585,000   $14,803,000   $12,401,000
Cost of products sold                                        14,402,000    10,071,000     8,104,000
                                                           ------------   -----------   -----------
Gross profit                                                  9,183,000     4,732,000     4,297,000

Research and development expenses                             3,019,000       146,000       280,000
Sales and marketing expenses                                  1,930,000     1,231,000     1,009,000
General and administrative expenses                           4,157,000     2,491,000     2,087,000
Amortization expense                                          1,403,000       117,000        78,000
Amortization  - Capital finance expense                         387,000        81,000            --
Goodwill impairment expense                                     814,000            --            --
                                                           ------------   -----------   -----------
Total operating expenses                                     11,710,000     4,066,000     3,454,000
                                                           ------------   -----------   -----------
Income (loss) from operations                                (2,527,000)       666,000      843,000

Other income (expense):
Interest income                                                  43,000        43,000        20,000
Interest expense                                               (322,000)      (13,000)      (30,000)

Interest expense related to convertible notes                  (389,000)     (141,000)           --
Interest expense, related party                                (206,000)           --            --
Other income (expense)                                          (36,000)      (35,000)      (34,000)
                                                           ------------   -----------   -----------

Income (Loss) before provision (benefit) for income taxes    (3,437,000)      520,000       799,000

Provision (benefit) for income taxes
Provision (benefit) for income taxes - current                   28,000        18,000        12,000
Provision (benefit) for income taxes - deferred                      --    (4,752,000)       (7,000)
                                                           ------------   -----------   -----------
Total provision (benefits) for income taxes                      28,000    (4,734,000)        5,000

Net income (loss)                                          $ (3,465,000)  $ 5,254,000   $   794,000
                                                           ============   ===========   ===========

Basic earnings (loss) per share                            $      (0.20)  $      0.39   $      0.06
Diluted earnings (loss) per share                          $      (0.20)  $      0.34   $      0.06

Weighted average common shares outstanding                   17,477,000    13,461,000    13,400,000

                See notes to consolidated financial statements.

                             ADVANCED PHOTONIX, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the years ended March 31, 2006, March 27, 2005 and March 28, 2004

                                               Class A           Class B
                                             Common Stock     Common Stock     Additional
                                             ------------     ------------      Paid-in     Accumulated
                                            Shares   Amount   Shares  Amount    Capital       Deficit      Total
                                         ----------  -------  ------  ------  -----------  ------------  -----------
BALANCE AT MARCH 30, 2003                13,369,258  $13,000  31,691  $    -  $27,625,000  $(18,780,000) $ 8,858,000

Exercise of Options                          77,801        -       -       -       67,000             -       67,000

Shares issued to acquire TOI assets         (50,000)       -       -       -      (46,000)            -      (46,000)

Net loss                                          -        -       -       -            -       794,000      794,000
                                         ----------  -------  ------  ------  -----------  ------------  -----------

BALANCE AT MARCH 28, 2004                13,397,059   13,000  31,691       -   27,646,000   (17,986,000)   9,673,000

Exercise of Options                           2,000        -       -       -        1,000             -        1,000

Shares issued to acquire PDI                113,572        -       -       -      207,000             -      207,000
Discount on note payable (fair value of
 detachable warrants issued)                      -        -       -       -      141,000             -      141,000

Net Income                                        -        -       -       -            -     5,255,000    5,255,000
                                         ----------  -------  ------  ------  -----------  ------------  -----------

BALANCE AT MARCH 27, 2005                13,512,631   13,000  31,691       -   27,995,000   (12,731,000)  15,277,000

Exercise of Options                         266,500        -       -       -      272,000             -      272,000

Notes Conversions                         2,264,560    3,000       -       -    4,473,000             -    4,476,000

Shares issued for interest                   11,069        -       -       -       21,000             -       21,000
Discount on note payable (fair value of
detachable warrants issued)                       -        -       -       -    1,832,000             -    1,832,000
Warrants exercised                          255,246        -       -       -      454,000             -      454,000
Shares issued to acquire Picometrix       2,575,000    3,000       -       -    5,431,000             -    5,434,000
Net Income                                        -        -       -       -            -    (3,465,000)  (3,465,000)
                                         ----------  -------  ------  ------  -----------  ------------  -----------

BALANCE AT MARCH 31, 2006                18,885,006  $19,000  31,691  $    -  $40,478,000  $(16,196,000) $24,301,000
                                         ==========  =======  ======  ======  ===========  ============  ===========

                See notes to consolidated financial statements.

                             ADVANCED PHOTONIX, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended March 31, 2006, March 27, 2005 and March 28, 2004

                                                                       2006            2005          2004
                                                                   -------------   ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                  $  (3,465,000)  $  5,254,000    $  794,000

Adjustment to reconcile net income (loss) to net cash provided by
(used in) operating activitie
Depreciation                                                             829,000        369,000       328,000
Amortization                                                           1,790,000        198,000        78,000
Disposal of fixed assets                                                      --         56,000        39,000
Goodwill impairment charges                                              814,000             --            --
Amortization convertible note discount                                   181,000             --            --
Provision for doubtful accounts                                               --             --       (36,000)
Provision for obsolete inventory                                         821,000             --        70,000
Provision for warranty expense                                                --         15,000            --
Increase (decrease) in deferred tax valuation allowance                       --     (4,749,000)           --
Changes in operating assets and liabilities:
     Accounts receivable                                                (712,000)        71,000      (176,000)
     Inventories                                                         137,000       (291,000)      307,000
     Prepaid expenses and other current assets                          (355,000)      (193,000)       27,000
     Prepaid acquisition costs                                                --       (134,000)      (17,000)
     Prepaid capital finance expenses                                         --       (398,000)           --
     Other assets                                                        158,000             --            --
     Accounts payable                                                   (336,000)       428,000       (73,000)
     Customer deposit liability                                               --       (477,000)           --
     Accrued expenses                                                   (645,000)        79,000      (125,000)
                                                                   -------------   ------------   -----------
              Net cash provided by (used in) operating activities       (783,000)       228,000     1,216,000
                                                                   -------------   ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures                                                 (263,000)      (193,000)     (298,000)
   Patent expenditures                                                  (191,000)            --            --
   Short term investments                                                     --      1,700,000      (300,000)
   Change in restricted cash                                           1,254,000     (1,254,000)           --
   Cash acquired through acquisition of Photonic Detectors, Inc.              --         44,000            --
   Cash acquired through acquisition of Picotronix, Inc.                 678,000             --            --
   Cash paid for Picotronix, Inc acquisition                          (3,500,000)            --            --
   Cash paid for acquisition related costs                              (936,000)            --            --
   Purchase of outstanding shares of Photonic Detectors, Inc.
      common stock                                                            --     (1,117,000)           --
   Loan to Picometrix, Inc.                                                   --     (4,228,000)           --
   Intangible assets acquired                                                 --             --       (10,000)
   Purchase of selected net assets of Silicon Sensors, LLC                    --             --            --
                                                                   -------------   ------------   -----------
              Net cash used in investing activities                   (2,958,000)    (5,048,000)     (608,000)
                                                                   -------------   ------------   -----------

                                   (continued)

                             ADVANCED PHOTONIX, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

For the years ended March 31, 2006, March 27, 2005 and March 28, 2004

                                                                      2006        2005        2004
                                                                   ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Photonic Detectors, Inc. line of credit                       --     (78,000)         --
Advanced Photonix, Inc. secured term loan                           1,950,000    (900,000)   (300,000)

Advanced Photonix, Inc. revolving line of credit (asset-based)             --   1,000,000          --
Payments on notes payable                                             119,000          --          --
Proceeds from private placement of convertible note                 5,000,000   5,000,000          --
Proceeds from sale of fixed assets                                         --          --      23,000
Proceeds from MEDC term loan                                          600,000          --          --
Proceeds from exercise of warrants                                    455,000          --          --
Proceeds from exercise of stock options                                47,000       2,000      66,000
                                                                   ----------  ----------  ----------
              Net cash provided by (used in) financing activities   8,171,000   5,024,000    (211,000)
                                                                   ----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                4,430,000     204,000     397,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      1,503,000   1,299,000     902,000
                                                                   ----------  ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                           $5,933,000  $1,503,000  $1,299,000
                                                                   ==========  ==========  ==========

                See notes to consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                             2006      2005      2004
                             ----      ----      ----
Cash paid for interest      $623,000  $153,000  $ 30,000
Cash paid for income taxes  $ 17,000  $ 19,000  $  5,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING, INVESTING AND FINANCING
ACTIVITIES:

PICOMETRIX ACQUISITION IN FY 2006

Assets acquired                     $19,404,000
Liabilities assumed                  (2,406,000)
                                    -----------
Net assets acquired                  16,998,000
Cash Paid                            (3,500,000)
Broker fees and other direct costs     (936,000)
                                    -----------
                                     12,562,000

Non-cash investing activities:
Common stock issued                  (5,433,000)
Note payable - related               (2,901,000)
Picometrix note retired              (4,228,000)
                                    -----------
    Net balance                     $        --

In October 2004 (FY05), the Company issued $5.0 million in secured debt to be used for future acquisition. In conjunction with that debt, the Company issued warrants convertible into 850,822 shares of the Company's common stock. The warrants issued were adjusted to present value. The adjustment was $141,000 to additional paid-in capital. The company amortized $120,000 of the discount to interest expense in FY2006. The remaining balance of $21,000 will be amortized over the remaining life of the convertible note which matures in Oct 2007 or sooner if the note is converted. During FY 2006 $4,475,000 of the convertible notes was converted into 2,275,631 shares of the Company's Class "A" Common Stock.

ADVANCED PHOTONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF THE COMPANY AND SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS DESCRIPTION - Advanced Photonix, Inc. (the Company or API), is a leading supplier of custom opto-electronic solutions, high-speed optical receivers and Terahertz sensors and instrumentation, serving a variety of global Original Equipment Manufacturer (OEM) markets including telecommunications, military/aerospace, industrial sensing/NDT, medical and homeland security. Our optoelectronic solutions are based on our silicon Large Area Avalanche Photodiode (LAAPD), PIN photodiode and FILTRODE(R) detectors. Our patented high-speed optical receivers include Avalanche Photodiode technology (APD) and PIN (positive-intrinsic-negative) photodiode technology based upon III-V materials, including InP, InAlAs, and GaAs. Our newly emerging Terahertz sensor product line is targeted to the industrial non-destructive testing
      (NDT), quality control, homeland security and military markets. Using our patented fiber coupled technology and high speed Terahertz generation and detection sensors, we are engaged in transferring Terahertz technology from the application development laboratory to the factory floor. We have three manufacturing facilities, one in Camarillo, CA, one in Dodgeville, WI and one in Ann Arbor, MI.

      The Company's wholly owned subsidiary, Silicon Sensor, Inc. (SSI) (see
      Note 9 - Acquisitions), manufactures silicon photodiodes and optoelectronic devices in a manufacturing facility in Dodgeville, Wisconsin.

      The Company's wholly owned subsidiary, Texas Optoelectronics, Inc. (TOI) (see Note 9 - Acquisitions), manufactured optoelectronic devices in a facility in Garland, Texas. The Company shut down the Garland facility in May 2003 and relocated the TOI assets to the Company's facilities in Dodgeville, Wisconsin and Camarillo, California.

      In December 2004 the Company acquired all of the outstanding shares of Photonic Detectors, Inc. (PDI) (see Note 9 - Acquisitions), PDI manufactured optoelectronic devices in a facility in Simi Valley, California. The acquired facility was shut down in March 2005 and all assets were merged into the operations in Dodgeville, Wisconsin and Camarillo, California.

      In May 2005 the Company acquired all the outstanding shares of Picotronix, Inc. through the merger of Picotronix, Inc. (doing business as and referred to herein as "Picometrix"), a Michigan corporation, with and into Michigan Acquisition Sub, LLC ("Newco"), a Delaware limited liability company and a wholly-owned subsidiary of the Company, pursuant to an Agreement and Plan of Merger dated March 8, 2005 by and among the Company, Newco, Picometrix and Robin Risser and Steven Williamson, the stockholders of Picometrix. Immediately following the effective time of the merger, the name of Newco was changed to Picometrix, LLC and continues its operations in Ann Arbor, Michigan.

      PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

      RECLASSIFICATIONS - Certain prior year balances have been reclassified in the consolidated financial statements to conform to the current year presentation. Sales in the automotive market, which were $698,000 and $838,000 in FY 2006 and FY 2005, respectively, are now classified with Industrial/NDT market.

      FISCAL YEAR-END - With the fiscal 2006 year-end, the Company's fiscal year ends on the last calendar day in

March. Prior fiscal years ended on the last Sunday of March. As a result of this change, fiscal year ended March 31, 2006 contains fifty-three weeks. The prior two fiscal years ending March 27, 2005 and March 28, 2004 contain fifty-two weeks each.

OPERATING SEGMENT INFORMATION - The Company predominantly operates in one industry segment, light and radiation detection devices.

SIGNIFICANT ACCOUNTING POLICIES

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

REVENUE RECOGNITION - The Company recognizes revenues upon shipment. Provision for estimated losses, if any, is made in the period in which such losses are determined.

Revenues from research and development cost reimbursement-type contracts are recorded as costs are incurred based upon the relationship between actual incurred costs, total estimated costs and the amount of the contract or grant award. Estimation of cost is reviewed periodically and any anticipated losses are recognized in the period in which they first become determinable.

WARRANTIES - The Company typically warrants its products against defects in material and workmanship. Custom opto products shipped from the California and Wisconsin facilities are warranted for a period of 90 days from the date of shipment. Optical receiver and Terahertz products shipped from the Michigan facility are warranted for a period of 1 year from the date of shipment.

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

As of March 31, 2006, the Company held $4.0 million in a short-term Master Hold-in-Custody Repurchase agreement with a major California bank. Repurchase agreements are not considered a bank deposit, and are therefore not insured by the FDIC. These funds are backed by securities owned by Pacific Capital Bank, N.A. and are held in a safekeeping account. Current interest earned on this short-term investment range from 4-5 %. The investment period ranges from 7-30 days.

RESTRICTED CASH - As a condition of the Senior Convertible Note (see note 14), the Company established a cash collateral account with a bank and a control agreement with a collateral agent. The agreement grants the holder of the note a first priority-perfected interest in the account. Conditioned upon certain defined events and permitted acquisitions; the collateral agent may release the funds to the Company. In May 2005 (see note 9) the Company concluded a permitted acquisition allowing for the release of the restricted funds.

ACCOUNTS RECEIVABLE. Receivables are stated at amounts estimated by management to be the net realizable value. The allowance is based on specific identification. Accounts receivable are charged off when it becomes apparent based upon age or customer circumstances that such amounts will not be collected. Collateral is not typically required, nor is interest charged on accounts receivable balances.

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. As of March 31, 2006, one customer comprised 14% of accounts receivable. As of March 27, 2005, one customer comprised 22% of accounts receivable. As of March 28, 2004, two customers comprised 14% and 13%, respectively, of accounts receivable. As of March 31, 2006, the Company had 18 customers with balances over 90 days.

INVENTORIES - Inventories, which include material, labor and manufacturing overhead, are stated at standard cost (which approximates the first in, first out method) or market. Slow moving and obsolete inventories are reviewed throughout the year. To calculate a reserve for obsolescence, we begin with a review of our slow moving inventory. Any inventory, which has been slow moving within the past 12 months, is evaluated and reserved if deemed appropriate. In addition, any residual inventory, which is customer specific and remaining on hand at the time of contract completion, is reserved for at the standard unit cost. The complete list of slow moving and obsolete inventory is then reviewed by the production, engineering and/or purchasing departments to identify items that can be utilized in the near future. These items are then excluded from the analysis and the remaining amount of slow-moving and obsolete inventory is then reserved for. Additionally, non-cancelable open purchase orders for parts we are obligated to purchase where demand has been reduced may be reserved. Reserves for open purchase orders where the market price is lower than the purchase order price are also established. If a product that had previously been reserved for is subsequently sold, the amount of reserve specific to that item is then reversed.

CONCENTRATION OF CREDIT RISK - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade accounts receivable. The Company maintains cash balances at five financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of March 31, 2006, the Company had cash at three financial institutions in excess of federally insured amounts. As excess cash is available, the Company invests in short-term and long-term investments, primarily consisting of Government Securities Money Market instruments, and Repurchase agreements. For fiscal years 2006, 2005 and 2004, cash deposits held at financial institutions in excess of FDIC insured amounts were as follows:

   2006                                     2005                                      2004
----------                               ----------                                ----------
$1,433,000                               $2,421,000                                $1,013,000

SIGNIFICANT CUSTOMER - During the fiscal year ended March 31, 2006, no single customer accounted for more than 10% of the Company's net sales. During the fiscal years ended March 27, 2005, two customers represented 12% and 12% of the Company's net sales, and March 28, 2004, no customer accounted for more than 10% of the Company's net sales.

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

INTANGIBLE ASSETS

      INTANGIBLE ASSETS -- The Company records goodwill assets, which represents the excess of cost over fair value of net assets. Other intangibles are recorded at cost. These intangible assets are associated with the value of the acquired non-compete agreement, customer list, trademarks, R&D contacts, and technology/patents. These intangible assets are amortized using the straight-line method over their various estimated useful lives up to 15 years.

      PATENTS - Patents represent costs incurred in connection with patent applications. Such costs are amortized using the straight-line method over the useful life of the patent once issued, or expensed immediately if any specific application is unsuccessful.

      IMPAIRMENT OF LONG-LIVED ASSETS - The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142. "Goodwill and Intangible Assets" ("SFAS 142"). In accordance with SFAS 142 goodwill is not amortized but instead will be tested for impairment at least annually and more frequently if certain indicators are present. The Company recognizes impairment losses on long-lived assets used in operations when the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In such circumstances, those assets are written down to estimate fair value. Long-lived assets consist primarily of goodwill and fixed assets.

RESEARCH AND DEVELOPMENT COSTS - The Company charges all research and development costs, including costs associated with development contract revenues, to expense when incurred. Manufacturing costs associated with the development of a new fabrication process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer. Costs related to revenues on non-recurring engineering services billed to customers are generally classified as cost of product sales. The company generally retains intellectual property rights related to paid research and development contracts.

ACCOUNTING FOR STOCK OPTION BASED COMPENSATION - SFAS No. 123, "Accounting for Stock Based Compensation", sets forth accounting and reporting standards for stock based employee compensation plans. As allowed by SFAS 123, the Company continues to measure compensation cost under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and complies with the pro forma disclosure requirements of the standard (see Note 12).

2.    INVENTORIES

      Inventories consist of the following at March 31, 2006 and March 27, 2005

                                                2006                    2005
                                             -----------             -----------
Raw material                                 $ 4,288,000              $3,129,000
Work-in-process                                  937,000               1,245,000
Finished products                                390,000                 302,000
                                             -----------             -----------
Total inventories                              5,615,000               4,676,000
Less reserve                                 (2,181,000)             (1,032,000)
                                             -----------             -----------
Inventories, net                             $ 3,434,000              $3,644,000
                                             ===========              ==========

      INVENTORY ADJUSTMENTS - FY 2006

      Past company practice was to review items with no movement and reserve 100% of those with no movement in the past twenty-four (24) months and 40% with no movement in the past twelve (12) months. The Company expanded its review of slow moving and obsolete to include items that had minimal movement in the past twelve (12) months and to review inventory with no movement in the past twelve (12) months to determine the appropriateness of the 40% reserve. The table below summarizes the $1.15 million charge to material cost of goods sold and reduction in inventory for FY 2006. Approximately $1.0 million of this charge occurred in the fourth quarter.

                          FY 2006 INVENTORY ADJUSTMENTS

Increase in provision for slow moving/excess/obsolete inventory                 $  698,000
Write-off obsolete-slow moving inventory from acquisitions (PDI/TOI)               123,000
                                                                                ----------

  Subtotal - obsolete inventory                                                    821,000

Scrap inventory                                                                    159,000
Reduction in material standards                                                    118,000
Inventory shrinkage                                                                 53,000
                                                                                ----------
  Subtotal - Other                                                                 330,000
                                                                                ----------
Total inventory reduction                                                       $1,151,000

3.    EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      Equipment and leasehold improvements consist of the following at March 31, 2006 and March 27, 2005:

                                                                      2006               2005
                                                                   -----------        -----------
Machinery and equipment                                            $ 6,133,000        $ 3,795,000
Furniture and fixtures                                                 516,000            154,000
Leasehold improvements                                                 394,000            294,000
Data processing equipment                                              439,000            322,000
Vehicles                                                                26,000             26,000
Capitalized software                                                   401,000            382,000
Construction-in-process                                                 14,000             68,000
Assets held for sale or disposal                                             0             77,000
                                                                   -----------        -----------
Total assets                                                         7,923,000          5,118,000
Accumulated depreciation                                            (4,548,000)        (3,719,000)
                                                                   -----------        -----------
Net plant, property & equipment                                    $ 3,375,000        $ 1,399,000

      Depreciation expense was $829,000 for fiscal year ended March 31, 2006, $369,000 for fiscal year ended March 27, 2005 and $328,000 for fiscal year ended March 28, 2004.

4.    INTANGIBLE ASSETS AND GOODWILL

      INTANGIBLE ASSETS - In October 2004 the Company entered into a definitive agreement for $5,000,000 of senior convertible notes, (see note 14). In connection with the agreement costs of approximately $646,000 were incurred which are being amortized over the 36-month term of the agreement or expensed when the notes are converted. In March 2006, the amortization of prepaid capital finance expense was accelerated to reflect the portion of the convertible notes that were converted during the year. The remaining balance of $217,000 will be amortized at approximately $11,400 per month over the remaining life of the notes.

      In December 2004 the Company acquired Photonic Detectors, Inc. (see note
      10). The Company recorded an intangible asset of $635,000, which represents the excess of cost over fair value of net assets. This intangible asset is associated with the value of the acquired customer list. The intangible asset is being amortized over a period of 60 months beginning January 2005. Monthly amortization is $10,000 per month. Each year the Company evaluates the present value of future cash flows associated with the list. Any impairment would be recognized when the expected future operating cash flows from such intangible assets is less than their carrying value.

      In May 2005 the Company completed the acquisition of Picotronix, Inc., dba Picometrix, Inc. The Company recorded intangible assets of $14,920,000, which represents the excess of cost over fair value of net assets. These intangible assets are associated with the value of the acquired non-compete agreement, customer list, trademarks, R&D contacts, and technology/patents. These intangible assets are being amortized over their various estimated useful lives up to 15 years. Amortization is $116,200 per month.

      Intangible assets that have definite lives consist of the following (in thousands):

                                      MARCH 31, 2006                                  MARCH 27, 2005
                     WEIGHTED
                      AVERAGE      CARRYING      ACCUMULATED     INTANGIBLES     CARRYING      ACCUMULATED      INTANGIBLES
                       LIVES        VALUE       AMORTIZATION         NET           VALUE       AMORTIZATION         NET
                     --------      --------     ------------     -----------     --------      ------------     -----------
Non-Compete
agreement               15         $    130     $         38     $        92     $    225      $        194     $        31
Customer list            3              825              170             655          635                32             603

Trademarks              15            2,270              135           2,135            -                 -               -

R&D contracts           15            1,380               82           1,298            -                 -               -

Patents                                  70               54              16           63                50              13
Patents pending                         184                              184
Technology              10           10,950              975           9,975            -                 -               -
                                   --------     ------------     -----------     --------      ------------     -----------

  TOTAL
INTANGIBLES           11.4         $ 15,809     $      1,454     $    14,355     $    923      $        276     $       647

      Balances for March 31, 2006 reflect intangible amounts not recognized in the March 27, 2005 values. Those prior year balances were included in Prepaid and Other current assets.

      Amortization expense for the fiscal year ended March 31, 2006 was approximately $1,403,000. Patent amortization expense was approximately $3,000 in fiscal 2006, 2005 and 2004, respectively. The current patents held by the Company have remaining useful lives ranging from 2 years to 20 years, with a weighted average remaining useful life of 3.5 years

      Assuming no impairment to the intangible value, future amortization expense for intangible assets and patents are as follows:

              INTANGIBLE ASSETS                        PATENTS
              -----------------                        -------
2007                         $ 1,522,000   2007                      $4,100
2008                           1,521,000   2008                       2,400
2009                           1,486,000   2009                       1,400
2010                           1,453,000   2010                         900
2011                           1,361,000   2011                         900
2012 & after                   6,812,000   2012 & after               6,100
       Total                 $14,155,000          Total             $15,800

      Patent pending costs will be amortized beginning the month the patents are granted.

      IMPAIRMENT OF GOODWILL - The excess of cost over the purchase price of acquired net assets is amortized on a straight-line basis over a 25-year period. In accordance with SFAS 142, Goodwill and other Intangible Assets, the Company ceased amortizing goodwill on April 1, 2002. The Company annually evaluates the recoverability of goodwill by assessing whether the recorded value of the goodwill will be recovered through future expected operating results. As a result of the Company's evaluation, goodwill recorded from the Texas Optoelectronics Inc. acquisition in 2003 of approximately $1.4 million was reduced $814,000 in Q4 FY06 based on the net present value of the estimated future cash flow as a result of the acquisition.

5.    FOREIGN SALES

      In fiscal 2006, 2005 and 2004, the Company had export sales of approximately $2.1 million, $2.5 million and $1.2 million, respectively, made primarily to customers in North America, Asia and Europe. All foreign sales are denominated in U.S. dollars. Sales to specific countries, stated as a percentage of total sales, consist of the following:

                                           2006       2005       2004
                                           ----       ----       ----
Australia                                    1%        --         --
Canada                                      --          2%        --
Japan                                       --          2%        --
Spain                                       --          5%        --
United Kingdom                               4%         2%         4%
All other countries                          4%         6%         6%
                                           ---        ---        ---
    Total export sales                       9%        17%        10%

6. ADVERTISING EXPENSE - Advertising costs are expensed as incurred. Advertising expense was approximately $133,000, $84,000 and $57,000 in fiscal 2006, 2005 and 2004, respectively.

7. WARRANTIES - Warranty costs were approximately $23,000, $15,000 and $0 in fiscal 2006, 2005 and 2004, respectively.

8. NET INCOME (LOSS) PER SHARE - Net income (loss) per share calculations are in accordance with SFAS No. 128, "Earnings per Share". Accordingly, basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for each year. . The impact of Statement 128 on the calculation of earnings per share is as follows:

                                                              2006              2005             2004
                                                          -------------      -----------      -----------
BASIC

Average Shares Outstanding                                   17,477,000       13,461,000       13,400,000
Net Income (Loss)                                         $  (3,465,000)     $ 5,254,000      $   794,000
Basic Income (Loss) Per Share                             $       (0.20)     $      0.39      $      0.06

DILUTED

Average Shares Outstanding                                   17,477,000       13,461,000       13.400.000
Net Effect of Shares Issuable pursuant to terms of
convertible note, based on a weighted average                 1,476,000        1,176,000               --
Net Effect of Dilutive Stock Options and Warrants
based on the treasury stock method using average
market price                                                  2,666,000          962,000          562.000
Total Shares                                                 21,619,000       15,599,000       13,962,000
Net Income (Loss), adjusted for interest expense
on convertible note (net of tax)                          $  (3,076,000)     $ 5,304,000      $   794,000

Diluted Earnings Per Share                                $       (0.20)     $      0.34      $      0.06
                                                          anti dilutive

Average Market Price of Common Stock                      $        2.82      $      2.18      $      1.57
Ending Market Price of Common Stock                       $        2.71      $      2.11      $      2.05


      The following stock options granted to Company employees, directors, and former owners were excluded from the calculation of earnings per share in the financial statements because they were anti-dilutive for the periods reported:

               2006                               2005                                2004
                    No. Shares                         No. Shares                           No. Shares
Exercise Price      Underlying      Exercise Price     Underlying      Exercise Price       Underlying
  per Share           Options         per Share         Options           per Share           Options
--------------      ----------      --------------     ----------      --------------       -----------
   2.8700                3,750              2.2500         35,400              1.8750            64,000
   2.8900               10,000              2.5000         27,700              2.5000            27,700
   3.0940                1,000              3.0940          1,000              3.0940             1,000
   3.1875              350,000              3.1875        350,000              3.1875           350,000
   5.3440               50,000              5.3440         50,000              5.3440            50,000
                    ----------                         ----------                           -----------
   Total               414,750               Total        464,100               Total           492,700

9.    ACQUISITIONS

      In August 2002, SSI, a newly formed wholly-owned subsidiary of the Company, purchased substantially all of the assets and selected liabilities of Silicon Sensors LLC, a closely-held manufacturer of opto-electronic semiconductor based components located in Dodgeville, Wisconsin. The financial purchase price was $1.7 million in cash, plus the assumption of the Seller's trade accounts payable and accrued liabilities, amounting to approximately $282,000.

      In January 2003, the Company purchased all of the issued and outstanding shares of common stock of TOI, a privately owned custom manufacturer of opto-electronic components and assemblies. The purchase price was 1,009,110 shares of API Class A Common Stock (issued at $0.92 per share) and repayment of a debt of TOI in the amount of $1.2 million representing principal and interest.

      In December 2004, the Company purchased all of the issued and outstanding shares of common stock of PDI, a privately owned manufacturer of opto-electronic components and assemblies located in Simi Valley, California. The purchase price was 113,572 shares of API Class A Common Stock (issued at $1.82 per share) plus $1.1 million in cash and the assumption of the seller's trade accounts payable, accrued liabilities, and bank line of credit amounting to approximately $259,000. In addition, the purchase agreement contains a contingent purchase price during the five year contract period following the closing date upon which the Company shall pay the seller an amount equal to 20% of incremental sales as defined, subject to specific sales targets being met. The Company incurred $42,000 of expenses in connection with this acquisition. The Company has closed the Simi Valley location and integrated its business into the Camarillo, California and Dodgeville, Wisconsin facilities. In connection with the transaction, the Company recorded a $635,000 intangible asset ("Customer List") which it will amortize over a 5 year period, beginning January 2005. A summary of the assets and liabilities acquired at fair market value is as follows:

Assets Acquired
Cash                                              $    44,000
Accounts receivable                                   239,000
Inventories                                           423,000
Prepaid & other assets                                  3,000
Furniture and equipment                               239,000
Customer list                                         635,000
                                                  -----------
   Total Assets Acquired                          $ 1,583,000

Liabilities Assumed
Accounts payable                                  $  (159,000)
Accrued salaries                                      (22,000)
Bank line of credit                                   (78,000)
                                                  -----------
   Total Liabilities                              $  (259,000)

Total Purchase price                              $ 1,324,000

      In May 2005, the Company completed its previously disclosed acquisition of Picotronix, Inc. through the merger of Picotronix, Inc. (doing business as and referred to herein as "Picometrix"), a Michigan corporation, with and into Michigan Acquisition Sub, LLC ("Newco"), a Delaware limited liability company and a wholly-owned subsidiary of the Company, pursuant to an Agreement and Plan of Merger dated March 8, 2005 by and among the Company, Newco, Picometrix and Robin Risser and Steven Williamson, the stockholders of Picometrix. Immediately following the effective time of the merger, the name of Newco was changed to Picometrix, LLC. Pursuant to the merger between Picometrix and the Company, the Company paid consideration of approximately $17 million in the form of $3.5 million in cash, four-year API promissory notes in the aggregate principal amount of approximately $2.9 million (the "API Notes"), $5.4 million in API Class A Common Stock (2,575,000 shares valued at $2.11 per share), a loan in the amount of approximately $4.2 million to Picometrix (the "API Loan") which was forgiven and the proceeds of which were used to prepay existing long-term indebtedness of Picometrix to a third party, and broker fees and other transaction costs directly related to the acquisition of approximately $900,000. The API notes are payable in four annual installments with the first being a payment of $500,000, the second being a payment of $550,000, the third being a payment of $900,000 and the fourth being a payment of $950,500. The API notes bear an interest rate of prime plus 1.0% and are secured by all of the intellectual property of Picometrix. API has the option of prepaying the API Notes without penalty. Immediately following the effective time of the transaction, the API Loan was contributed to the capital of Picometrix, LLC. In connection with the transaction, the Company recorded approximately $15 million in intangible assets (including customer list, non-compete agreement, trademarks, R & D contracts, and technology/patents) and will amortize these finite life intangible assets over their various estimated useful lives up to 15 years. The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standard No. 141 "Business Combinations" ("SFAS 141"); therefore, the tangible assets acquired were recorded at fair value on acquisition date. The initial purchase price was allocated based upon the fair market value on the acquisition date without consideration of deferred tax liability, arising from the intangibles. As a result, the discount to fair value was spread proportionately across the acquired fixed assets and intangibles. Upon computation of the tax affect, due to the non-deductible nature of intangibles for tax purposes, a deferred tax liability of $4,127,000 was recorded with a corresponding increase to fair market value in fixed assets and intangibles and a recording of $3,111,000 of goodwill.. See the below table for the adjusted FY2006 allocation

      A portion of the purchase price was allocated to customer list, non-compete agreements, trademarks, R&D contracts, technology/patents which includes products that are already technologically feasible and under development. Picometrix, Inc., developed product technology is primarily comprised of high-speed optoelectronic devices including photodiodes and THz transceivers made of III-V compound semiconductor material, and high-speed optical receiver components and THz sub-systems/systems. The Income Approach, which is based on the premise that the value of an asset is the present value of its future earning capacity, was the primary valuation technique employed. A discount rate of 24% was applied to developed product technology. The acquired intangible assets are being amortized over their estimated useful lives, which are presented in note 1 and 4 above.

      Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS 142. Goodwill is not expected to be deductible for tax purposes under section 197 of the Internal Revenue Code. The results of operations of Picometrix LLC have been included in the Company's consolidated financial statements subsequent to the date of acquisition.

      A summary of the Picotronix assets and liabilities acquired at fair value is as follows:

                                                                    FY2006           Adjusted FY2006
                                                                 ------------        ---------------
ASSETS ACQUIRED
Cash and cash equivalents                                        $    678,000                678,000
Accounts receivable                                                 1,065,000              1,065,000
Inventories                                                           748,000                748,000
Prepaid expenses and other current assets                              98,000                 98,000
Net fixed assets                                                    2,458,000              2,541,000
Goodwill                                                                   --              3,111,000
Customer list                                                         178,000                190,000
Non-compete agreement                                                 122,000                130,000
Trademarks                                                          2,128,000              2,270,000
R&D contracts                                                       1,294,000              1,380,000
Technology/patents                                                 10,265,000             10,950,000
Deposits and other assets                                             370,000                370,000
                                                                 ------------        ---------------
  Total assets acquired                                          $ 19,404,000             23,531,000
                                                                 ------------        ---------------

LIABILITIES ASSUMED
Accounts payable                                                 $   (265,000)       $      (265,000)
Capital lease payable                                                 (89,000)               (89,000)
Other accrued expenses                                               (874,000)              (874,000)
Notes payable                                                        (877,000)              (877,000)
Deferred revenue and deposits                                        (301,000)              (301,000)
Deferred tax liability                                                     --             (4,127,000)
                                                                 ------------        ---------------
  Total liabilities assumed                                      $ (2,406,000)       $    (6,533,000)
                                                                 ------------        ---------------
  Net assets acquired                                            $ 16,998,000        $    16,998,000
                                                                 ============        ===============

10.   CAPITALIZATION

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

      The Company has authorized 10,000,000 shares of Preferred Stock, of which 780,000 shares have been designated Class A Redeemable Convertible Preferred Stock with a par value of $.001 per share. 40,000 shares of Class A Redeemable Convertible Preferred Stock ("Class A Preferred") were issued and outstanding at March 31, 2006. The Class A Preferred Stock has a liquidation preference equal to its issue price ($.80 per share) and is convertible at any time, at the option of the holder, into .3 shares of Class B Common Stock for each share of Class A Preferred Stock converted. The Class A Preferred Stock is subject to redemption at the Company's option for $.80 per share at any time. The Company would be required to pay approximately $25,000 to redeem these shares. The holders of the Class A Preferred Stock are entitled to an annual non-cumulative dividend preference of $.072 per share when the Company's net earnings per share of Class A Preferred Stock equals or exceed $.072. The Class A Preferred stockholders do not have voting rights except as required by applicable law.

11.   INCOME TAXES

      At March 31, 2006, the Company had net operating loss carry forwards (NOL's) of approximately $23 million for Federal income tax purposes and $4 million for state income tax purposes that expire at various dates through fiscal year 2026. The tax laws related to the utilization of loss carry forwards are complex and the amount of the Company's loss carry forward that will ultimately be available to offset future taxable income may be subject to annual limitations under IRC Section 382 resulting from changes in the ownership of the Company's common stock.

      The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets at March 27, 2005 were substantially composed of the Company's net operating loss carry forwards for which the Company had made a deferred tax asset valuation allowance of $4.7 million based upon the acquisition of both Photonic Detectors Inc. in December 2004 and Picometrix, Inc. in May 2005. Based upon the FY 2006 results, the Company management has projected that the Company will generate sufficient future taxable income to utilize some of the carry-forwards that expire by 2009.

      Realization of the deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of any NOL's. Although realization is not assured, management believes it is more likely than not that the recorded deferred asset will be realized. Accordingly the Company has increased the deferred tax asset valuation allowance to $5.7 million at March 31, 2006. In addition, the Company has reduced the deferred tax asset by the deferred tax liability of $ 3.5 million from the Picometrix acquisition.

      The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.

      The tax provision for the year ended March 31, 2006 is composed of the Wisconsin state income tax. The tax provision for the year ended March 27, 2005 was composed of Wisconsin state income tax and the minimum California franchise tax and reversal of the deferred tax asset valuation allowance. The tax provision for the year ended March 28, 2004 was composed of Wisconsin state income tax and the minimum California franchise tax.

      Below are reconciliations between the provisions for income taxes compared with the amounts at the United States federal statutory rate:

YEARS ENDED                                       MARCH 31, 2006       MARCH 27, 2005     MARCH 28, 2004
-----------                                       --------------       --------------     --------------
Federal income tax at statutory rates                 (1,173,000)             177,000            272,000
State income taxes, net of federal benefit              (194,000)              39,000             45,000
Amortization of Goodwill                                      --                   --             (1,400)

Utilization of NOL Carryforwards                         307,000             (211,000)          (161,000)
Change in valuation allowance                            967,000           (4,749,000)          (150,000)
Other                                                    121,000               10,000              1,000
                                                  --------------       --------------     --------------
Effective federal income tax                              28,000           (4,734,000)             5,000

      Deferred Tax Assets at March 31, 2006 are as follows, at a projected tax rate of 34% for federal income tax purposes and 8.5% for state income tax purposes:

                              Federal             State
                              -------             -----
Current                            --                --
Long Term                     623,000                --
                              -------             -----
                              623,000                --

      The Company's net deferred tax assets consist of the following components, for fiscal years 2006 and 2005:

                                                     2006                2005
                                                  -----------          ----------
Sec. 263A adjustment                                   36,000              59,000
Accrued Bonus                                               0              63,000
Inventory reserve                                     719,000             409,000
Utility accruals                                        7,000               7,000
Warranty reserve                                       25,000              13,000
Accounts receivable allowance                          16,000               9,000
Accrued vacation                                       90,000              77,000
Charitable contributions                                4,000                  --
NOL Carryforwards                                   7,865,000           8,217,000
Accumulated amortization                              163,000              32,000
Accumulated depreciation                             (50,000)            (149,000)
R&D credits                                           675,000             721,000
Goodwill amortization                                 322,000                  --
California Mfg. credit                                 39,000              40,000
Other                                                   2,000                  --
                                                  -----------          ----------
Total                                               9,913,000           9,498,000
Valuation allowance                                (5,717,000)         (4,749,000)
Deferred tax liability - Picometrix acquisition    (3,573,000)                 --
                                                  -----------          ----------
Net deferred tax asset                                623,000           4,749,000

      At March 31, 2006 the Company's net operating loss carry forwards will expire on the following dates:

            Federal                                 California
     Amount           Expiration              Amount           Expiration
-----------         --------------        ----------         ---------------
$ 3,171,670         March 21, 2007        $2,071,225         March 31, 2007
  2,226,072         March 31, 2008            82,141         March 31, 2013
  3,816,200         March 31, 2009           973,927         March 31, 2014
  1,947,320         March 31, 2010           471,220         March 31, 2015
     30,267         March 31, 2011           287,371         March 31, 2016
                                          ----------
  1,548,581         March 31, 2012
    599,421         March 31, 2013
    250,133         March 31, 2019
  6,096,005         March 31, 2020
     82,471         March 31, 2021
  1,868,504         March 31, 2022
         50         March 31, 2022
    846,957         March 31, 2023
    753,118         March 31, 2023
      1,500         March 31, 2024
      1,500         March 31, 2025
      8,368         March 31, 2026
-----------
$23,248,137                               $3,885,884
===========                               ==========

      At March 31, 2006 the Company's Federal R&D tax credit carry forwards will expire on the following dates:

Amount                        Expiration
----------                ---------------
$  111,773                March 31, 2006
    40,963                March 31, 2007
    80,385                March 31, 2008
    66,489                March 31, 2009
    17,847                March 31, 2010
    63,832                March 31, 2011
    34,245                March 31, 2012
    16,737                March 31, 2018
   168,399                March 31, 2019
     9,217                March 31, 2020
   100,338                March 31, 2021
    87,020                March 31, 2022
    99,925                March 31, 2023
    82,575                March 31, 2024
   143,990                March 31, 2025
   140,000                March 31, 2026
$1,263,735
===========

12.   STOCK OPTIONS & WARRANTS

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

                                                      2006               2005                2004
                                                  -----------         ----------          ---------
Net Income (loss) , as reported                   $(3,465,000)        $5,254,000          $ 794,000
Net income (loss), proforma                       $(3,612,000)        $5,208,000          $ 723,000
Basic income (loss) per share, as reported        $     (0.20)        $     0.39          $    0.06
Basic income (loss) per share, proforma           $     (0.21)        $     0.39          $    0.05

      Because the SFAS No. 123 method of accounting has not been applied to options granted prior to April 3, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2006, 2005 and 2004, respectively: risk-free interest rates of 4%, 3% and 2%, expected volatility of 8% and expected lives of 10 years in all periods. No dividends were assumed in the calculations.

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

      Stock option transactions for fiscal years 2005 and 2006 are summarized as follows:

                                             Shares (000)    Weight Average Exercise Price
                                             -----------     -----------------------------
Outstanding, March 28, 2004                        1,961                             $1.39
Granted                                              401                             $1.88
Exercised                                            (2)                             $0.65
Expired                                              (5)                             $1.86
Outstanding, March 27, 2005                        2,355                             $1.47
                                                   -----                             -----
Exercisable, March 27, 2005                        1,776                             $1.48

Outstanding, March 27, 2005                        2,355                             $1.47
Granted                                              871                             $2.23
Exercised                                          (267)                             $1.08
Expired                                               --                                --
Outstanding, March 31, 2006                        2,959                             $1.74
Exercisable, March 31, 2006                        2,025                             $1.64

      Information regarding stock options outstanding as of March 31, 2006 is as follows:

                                             Options Outstanding
                                     --------------------------------------
                      (in 000s)      Weighted Average      Weighted Average
Price Range            Shares         Exercise Price        Remaining Life
--------------        --------       ----------------      ----------------
$ 0.50 - $1.25         1,769               $0.77                3.62
$ 1.50 - $2.50           741               $2.09                6.75
$ 2.87 - $5.34           449               $3.39                6.49

                                             Options Exercisable
                                     --------------------------------------
                      (in 000s)      Weighted Average      Weighted Average
Price Range            Shares         Exercise Price        Remaining Life
--------------        --------       ----------------      ----------------
$ 0.50 - $1.25         1,096               $0.76                3.38
$ 1.50 - $2.50           514               $2.05                5.22
$ 2.87 - $5.34           415               $3.44                5.00

                       Warrants Outstanding & Exercisable

(in 000s)                                     Remaining Life
 Shares               Exercise Price           (in yrs)
---------             --------------          --------------
   681                     $1.78                 4.7
   766                     $1.78                 5.5

13.   LINE OF CREDIT/SHORT TERM DEBT

      The Company has a revolving line of credit from a regional bank, which provides for borrowings up to $3.0 million. The line allows for borrowings on 80% of eligible accounts receivable and 40% on eligible inventory, as defined, limited to $1.5 million. All business assets of the Company secure the line. Repayment is interest only, monthly, with principal due at maturity, November 3, 2006. Interest is computed at the Wall Street Journal Prime plus 1/2% with a floor rate of 6.5%. The prime interest rate was 7.75% at March 31, 2006.

14.   DEBT & NOTES PAYABLE

      In October 2004, the Company entered into a definitive agreement for the private placement to four institutional investors of $5 million aggregate principal amount of its senior convertible notes. The original Securities Purchase Agreement was filed with the Securities and Exchange Commission on October 12, 2004. The notes are convertible at the option of the holder under certain circumstances into shares of the Company's Class A Common Stock at an initial conversion price of $1.9393 per share, subject to adjustment. The notes pay interest at an annual rate of prime plus 1% and will mature on October 12, 2007. At the time of the closing of the private placement, $2.5 million of the purchase price for the notes was being held in a cash collateral account subject to release upon satisfaction of certain conditions specified in the purchase agreement. The original conditions of release provided for $1.25 million to be eligible for release if the Company had entered into a definitive agreement for a permitted acquisition on or before January 31, 2005. Subsequently, any balance remaining in the cash collateral account, up to the full $2.5 million, would be released upon the Company's consummation of a permitted acquisition on or before March 31, 2005. Letters of agreement between API and the investors dated March 9, 2005 modified the original terms. The modified terms provide for $1.25 million to be released upon entry into a definitive agreement for a permitted acquisition on or before March 11, 2005 and for the remaining funds to be released upon the consummation of that acquisition on or before May 1, 2005. A "permitted acquisition" is defined in the Securities Purchase Agreement as the purchase by the Company of an entity with (1) EBITDA of not less than $750,000 during the twelve months immediately preceding the acquisition and (2) revenues of not less than $4.0 million during the twelve months immediately preceding the acquisition. Since Photonic Detectors, Inc. did not qualify as a "permitted acquisition" no funds were released as a result of completing that transaction. However, $1.25 million was released in March 2005, upon signing an Agreement and Plan of Merger with Picometrix, Inc. and $1.25 million remained as restricted cash in the cash collateral account at March 27, 2005. The remaining amount of restricted cash was released to the Company in May 2005, upon the completion of the acquisition of Picometrix, Inc.

      In connection with the transaction, the Company had issued to the investors five-year warrants to purchase 850,822 shares of the Company's Class A Common Stock at an exercise price of $2.1156 per share, subject to adjustment. The Company has agreed to register the shares of common stock issuable upon conversion of the notes and upon exercise of the warrants for resale under the Securities Act of 1933. The investors have the option for a period of one year following effectiveness of the registration statement to acquire an additional $5 million aggregate principal amount of the notes with an initial conversion price of $2.1156 per share and five-year warrants purchasing an additional 850,822 shares of common stock. The original terms of the warrants issued and, the additional warrants to be issued, in the private placement to the investors were also modified on March 9, 2005 to reduce the exercise price from $2.1156 per share of Class A Common Stock of API to $1.78 per share (see Note 20 "Subsequent Events"). Similarly, on March 9, 2005, the terms of the notes issued in connection with the private placement (the "Notes") were modified to (i) provide that the interest rate shall not be less than 6.5% at any time and (ii) increase the amount of "Permitted Indebtedness" (as such term is defined in the Notes) from $3 million to $6 million and (iii) decrease the amount of "Permitted Acquisition Indebtedness" (as such term is defined in the Notes) from $6 million to $3 million. In addition, the investors in the private placement agreed to subordinate, pursuant to a form of subordination agreement in form and substance reasonable satisfactory to them, (i) the principal and interest payments on the Notes to the "Permitted Bank Debt" (as such term is defined in the letters of agreement) and (ii) their liens on the Company's assets to any lien granted by the Company as security for the "Permitted Bank Debt".

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

      During FY2006 $3.475 million of the $5 million Convertible debt (Convertible Debt 1st Tranche) was converted into 1,792,000 shares leaving a Convertible Debt 1st Tranche balance of $1,503,000 (net of discount) at March 31, 2006. In addition, 170,164 of the warrants were converted and the Company received $299,490 in cash. At March 31, 2006 the balance of unexercised warrants was 680,658.

      In September 2005, the Company issued $1.0 million of convertible debt with warrants to purchase 170,164 shares of common stock (Convertible Debt 2nd Tranche). The Company originally valued the warrants and recorded an increase to additional paid-in-capital amounting to $1.0 million. Subsequently the Company determined that the beneficial conversion option and the warrants should have been valued using the "Relative Fair Value" approach. Accordingly, the Company recognized a $574,000 debt discount on the $1.0 million principal value of the convertible note payable and is amortizing the debt discount over the life of the note. The note was converted in November 2005 into 472,678 shares of Class A common stock. In addition, 85,082 of the warrants were converted and the Company received $151,446 in cash. At March 31, 2006 the balance of unexercised warrants was 85,082.

      In March 2006, the Company issued $4.0 million of convertible debt (Convertible Debt 2nd Tranche) with warrants to purchase 680,658 shares of common stock. The Company valued the warrants and recorded an increase to additional paid-in-capital amounting to $1.8 million using the "Relative Fair Value" approach. Accordingly, the Company recognized a $1.8 million debt discount on the $4.0 million principal value of the convertible note payable and is amortizing the debt discount to interest expense over the life of the note. At March 31, 2006 the Convertible Debt 2nd Tranche was $2.2 million (net of the debt discount).

      In May 2005, the Company borrowed $2.7 million from a regional bank (term loan). The loan is guaranteed by all of the Company's, and its subsidiaries, assets excluding Picometrix LLC intellectual property. Repayment is principal of $75,000 per month, plus interest, until maturity on May 2, 2008. Interest is computed at the Wall Street Journal Prime plus 1% with a ceiling of 7.75% and a floor of 6%. The prime interest rate was 7.75% as of March 31, 2006.

      The Michigan Economic Development Corporation (MEDC) entered into two loan agreements with Picometrix LLC, one in 2004 (MEDC-loan 1) and one in 2005 (MEDC-loan 2). Both loans are unsecured. MEDC-loan 1 is for an amount up to $1,024,000 with an interest rate of 7% and is fully amortized by the end of an eight (8) year period (ending on September 15, 2012). Interest is accrued during the first four years, but not paid, after which time principle plus accrued interest is paid over the remaining four years. On September 15, 2004 the Company borrowed $750,000 against the $1.0 million.

      MEDC-loan 2 is for an amount up to $1.2 million with an interest rate of 7% and is fully amortized by the end of a six (6) year period (ending on September 15, 2011). Interest is accrued during the first two years and paid ratably over the third year. Beginning in the fourth year principle and accrued interest is paid over the remaining three years. On September 15, 2005 the Company borrowed $600,000 against the $1.2 million.

      As a result of the acquisition of Picotronix, Inc. (dba Picometrix), the stockholders of Picometrix received four-year API promissory notes in the aggregate principal amount of $2.9 million ("Debt to Related Parties"). The notes are payable in four annual installments with the first being a payment of $500,000 due May 2006, the second being a payment of $550,000, the third being a payment of $900,000 and the fourth being a payment of $950,500. The notes bear an interest rate of prime plus 1.0% and are secured by all of the intellectual property of Picometrix. API has the option of prepaying the API Notes without penalty.

DEBT MATURITY TABLE (IN 000'S)

                             Balance    FY2007      FY2008      FY2009      FY2010      FY2011     FY2012
                             3/31/06                                                                  &
                                                                                                   Beyond
                             -------    ------      ------      ------      ------      ------     ------
Bank Term Loan  - SBB&T      $ 1,950    $  900      $  900      $  150
Credit Line  - SBB&T           1,000     1,000
MEDC- loan 1                     750                               109         188         188        265
MEDC - loan 2                    600                               117         200         200         83
Convertible Debt 1st           1,503                 1,503
Tranche
Convertible Debt 2nd           2,229                 2,229
Tranche
Debt to Related Parties        2,901       500         550         900         951
Capital leases                    27        27
TOTAL                        $10,960    $2,427      $5,182      $1,276      $1,339      $  388     $  348

15.   RELATED PARTY TRANSACTIONS

      As a result of the acquisition of Picotronix, Inc. (dba Picometrix), the stockholders of Picometrix received four-year API promissory notes in the aggregate principal amount of $2.9 million ("Debt to Related Parties"). The notes are payable in four annual installments with the first being a payment of $500,000 due May 2006, the second being a payment of $550,000, the third being a payment of $900,000 and the fourth being a payment of $950,500. The notes bear an interest rate of prime plus 1.0% and are secured by all of the intellectual property of Picometrix. API has the option of prepaying the API Notes without penalty. On March 31, 2006 the remaining balance on the notes was $2.9 million and paid $206,000 to the note holders in FY2006. Note holders include Robin Risser and Steve Williamson, the Company's CFO and CTO respectively.

16.   CAPITALIZED LEASE OBLIGATIONS

      The Company has a capitalized lease obligation, which provides for monthly payments of $889. The lease matures October 2007 and is collateralized by certain equipment with a net book amount of approximately $27,000. Future payments on the lease obligations are as follows:

2007                                                      $ 27,000
Less interest                                               (2,300)
Present value of net minimum lease payments                 24,700

17.   COMMITMENTS & CONTINGENCIES

      The Company leases its manufacturing and office facilities and certain office equipment under non-cancelable operating leases. Minimum future lease payments under all non-cancelable operating leases expiring at various dates through fiscal 2011 are as follows:

2007                                                      $1,171,000
2008                                                       1,115,000
2009                                                       1,035,000
2010                                                         704,000
2011                                                         176,000
                                                          ----------

Total                                                     $4,201,000
                                                          ==========

      Rent expense was approximately $1,183,000, $482,000 and $441,000 in fiscal 2006, 2005 and 2004, respectively.

      The Company leases all of its executive offices, research, marketing and manufacturing facilities. At March 31, 2006, those leases consisted of primarily 95,000 square feet in three facilities. The facility located at 1240 Avenida Acaso in Camarillo, California is leased through February 2009. A second manufacturing facility is located at 305 County YZ, Dodgeville, Wisconsin, and is leased through October 2006, with one (1) five (5) year option to renew at the current lease rate. The Corporate office with the third manufacturing facility is located at 2925 Boardwalk, Ann Arbor, Michigan and is leased through June 2010, with two (2) five (5) year options to renew at the current lease rate with a CPI adjuster. In addition the Company has the right of first refusal to purchase the facility. The Company believes that its existing facilities are adequate to meet its needs for the foreseeable future.

18.   LEGAL

      The Company is, from time to time, subject to legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

19.   EMPLOYEES' RETIREMENT PLAN

      The Company maintains a 401(k) Plan which is qualified under the Internal Revenue Code. All full-time employees are eligible to participate in the Plan. Employees may make voluntary contributions to the Plan which is matched by the Company at the rate of $1.00 for every $1.00 of employee contribution up to 3% of wages, and $.50 for every $1.00 of employee contributions on the next 2% of wages, subject to certain limitations. Employer contributions are fully vested when earned. The Company contributions and administration costs recognized as expense were approximately $181,000, $62,000 and $71,000 in fiscal 2006, 2005 and 2004, respectively.

20.   SUBSEQUENT EVENTS

      On June 2, 2006 the Company announced the resignation of Paul Ludwig as a member of the Board of Directors and President of Advanced Photonix, Inc. Richard Kurtz CEO and Chairman of the Board assumed the responsibility of President.

21.   NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards ("SFAS") No. 123 (Revised
      2004), "Share-Based Payment" ("SFAS No. 123R") which replaces SFAS No. 123, supersedes Accounting Principles Board (APB) No. 25 and related interpretations and amends SFAS No. 95, "Statement of Cash Flows." The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement as compensation cost based on their fair value on the date of the grant. The fair value of the share-based awards will be determined using an option-pricing model on the grant date. SFAS No. 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS No. 123R in the first quarter of fiscal 2007. The adoption of SFAS No. 123R in the first quarter of 2007 is not expected to have a material impact on the Company's financial statements, although the future impact of the adoption of SFAS No. 123R is dependent upon the future issuance of stock option grants that will be determined by the Company's Compensation Committee.

      In November 2004, the FASB issued SFAS No. 151, "Inventory Costs -- An Amendment of Accounting Research Bulletin No. 43, Chapter 4" ("SFAS No. 151"). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. The provisions in SFAS No. 151 must be applied prospectively to the Company's inventory costs incurred after January 1, 2006. The adoption of SFAS No. 151 is not expected to have an impact on the Company's financial statements.

      In March 2005, the FASB issued FASB Interpretation No. ("FIN") 47, "Accounting for Conditional Asset Retirement Obligations," an interpretation of FASB Statement No. 143." This Interpretation clarifies that the term conditional asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The adoption of FIN 47 in fiscal 2006 did not have a material effect on the Company's financial statements.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections -- a Replacement of APB No. 20 and SFAS No. 3." SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally recognized by way of a cumulative effect adjustment within net earnings during the period of change. SFAS No. 154 requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-special effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its financial statements.

      In October 2005, the FASB issued FSP FAS 13-1, "Accounting for Rental Costs Incurred during a Construction Period", which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense and included in income from continuing operations. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005, with early adoption permitted. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its financial statements.

22.   QUARTERLY FINANCIAL DATA

      The Company recorded 4th quarter adjustments of $_333,000 comprised of convertible interest expense from the `Relative Fair Value' of $ 181,000_and Capital Finance Expense of $152,000, the majority of which happened in the 2nd Quarter of FY 2006.

      The table below lists financial information (unaudited) by quarter for each of the three fiscal years ending March 31, 2006, March 27, 2005, and March 28, 2004.

                                                   FIRST           SECOND              THIRD         FOURTH            TOTAL YEAR
                                               -------------    -------------        ----------   -------------      -------------
2006
Net Sales                                      $    5,077,000   $    5,194,000       $ 6,511,000  $    6,803,000     $   23,585,000

Cost of Sales                                       2,929,000        3,070,000         3,513,000       4,890,000         14,402,000
Gross Profit                                        2,148,000        2,124,000         2,998,000       1,913,000          9,183,000

Research & Development Expenses                       452,000          795,000           836,000         936,000          3,019,000
Selling, General & Administrative Expenses          1,669,000        1,969,000         1,902,000       3,151,000          8,691,000

Net Income (Loss)                              $     (134,000)  $     (834,000)      $   127,000  $   (2,624,000)    $   (3,465,000)
Basic Income (Loss) per Common Share           $        (0.01)  $        (0.05)      $      0.01  $        (0.14)    $        (0.20)
Diluted Income (Loss) per Common Share          anti-dilutive    anti-dilutive       $      0.01   anti-dilutive      anti-dilutive
Weighted Average Common Shares Outstanding         15,133,000       17,252,000        18,563,000      18,882,000         17,477,000

2005
Net Sales                                      $    3,253,000   $    3,709,000       $ 3,852,000  $    3,989,000     $   14,803,000

Cost of Sales                                       1,956,000        2,451,000         2,832,000       2,832,000         10,071,000
Gross Profit                                        1,297,000        1,258,000         1,020,000       1,157,000          4,732,000

Research & Development Expenses                        42,000           37,000            33,000          34,000            146,000
Selling, General & Administrative Expenses            902,000          982,000           870,000       1,166,000          3,920,000
Net Income (Loss)                              $      347,000   $      260,000       $    35,000  $    4,612,000     $    5,254,000
Basic Income (Loss) per Common Share           $         0.03   $         0.02       $      0.00  $         0.34     $         0.39
Diluted Income (Loss) per Common Share         $         0.02   $         0.02       $      0.00  $         0.31     $         0.34
Weighted Average Common Shares Outstanding         13,431,000       13,431,000        13,437,000      13,544,000         13,461,000

2004
Net Sales                                      $    2,647,000   $    3,256,000       $ 2,933,000  $    3,565,000     $   12,401,000

Cost of Sales                                       1,774,000        2,131,000         1,895,000       2,304,000          8,104,000
Gross Profit                                          873,000        1,125,000         1,038,000       1,261,000          4,297,000
Research & Development Expenses                        78,000           80,000            32,000          90,000            280,000
Selling, General & Administrative Expenses            684,000          819,000           756,000         915,000          3,174,000
Net Income (Loss)                               $     113,000    $     225,000      $    255,000   $     201,000      $     794,000
Basic & Diluted Income (Loss) per Common
Share                                           $        0.01    $        0.02      $       0.02   $        0.01      $        0.06

Weighted Average Common Shares Outstanding         12,247,000       13,449,000        13,458,000      13,479,000         13,400,000

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

ITEM  9A CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. During the past twelve months the Company's Camarillo location has had turnover in two key accounting positions. In addition, in the Company's recently consummated and previously reported acquisition of Picometrix, Inc., API gained three additional accounting personnel in our Ann Arbor location. In view of these two events, API management plans to reconfigure our Corporate and Camarillo accounting and disclosure controls and also transfer certain accounting and external reporting functions to our Ann Arbor office. We will continue to review and assess future needs and responsibilities in all locations and may make future changes. We believe that these changes may have a material affect on our internal controls and Procedures.

In February 2005, Susan Schmidt resigned from her position as Chief Financial Officer, effective March 11, 2005, citing personal reasons. On March 11, 2005 Richard Kurtz, Chairman of the Board and Chief Executive Officer, assumed the position of interim principal financial officer until the appointment of Robin Risser as Chief Financial Officer on May 2, 2005. During the interim period March 11, 2005 through July 2005 Ms. Schmidt continued on with the Company in the capacity of a consultant, assisting management in the evaluation and reporting of financial information and maintaining consistency in our disclosure and internal controls and procedures.

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

ITEM  9B OTHER INFORMATION

      None

                                    PART III

In accordance with General Instruction G (3), and except for certain of the information called for by Items 10 and 12 which is set forth below, the information called for by Items 10 through 13 of Part III is incorporated by reference from the Company's definitive proxy statement ("Proxy Statement") to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company's 2005 Annual Meeting of Stockholders.

ITEM  10 DIRECTORS AND EXECUTIVE OFFICERS

CODE OF ETHICS

The Company has adopted a Code of Ethics for Senior Financial Officers, pursuant to the Sarbanes-Oxley Act of 2002. The Code of Ethics is published on the Company's web site, www.advancedphotonix.com on the Investor Relations page.

ITEM  11 EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the Company's Proxy Statement.

ITEM  12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 31, 2006, the aggregated information pertaining to all securities authorized for issuance under the Company's equity compensation plans:

                                 Number of Securities to be     Weighted-average
                                 issued upon exercise of        exercise price of
                                 outstanding options,           outstanding options,    Number of securities remaining
Plan Category                    warrants and rights            warrants and rights     available for future issuance
-------------                    --------------------------     -------------------     -------------------------------
Equity compensation plans
approved by shareholders                 2,025,400                     $1.64                         218,222

Equity compensation plans not
approved by shareholders                         -                         -                               -
              Total                      2,025,400                     $1.64                        218,2222

ITEM  13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The response to this item is incorporated by reference from the Company's Proxy Statement.

ITEM  14 PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the Company's Proxy Statement.

                                     PART IV

ITEM 15        EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

      (3)   Exhibits:

EXHIBIT
  NO.       Description
-------     ------------
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

4.1         Rights Agreement, by and between the Company and Continental Stock
            Transfer and Trust Company, as amended - incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K filed with the Securities and Exchange Commission on February 9, 2005

10.1 Advanced Photonix, Inc. 1991 Special Directors Stock Option Plan - incorporated by reference to Exhibit 10.9 to the Registrant's March
            31, 1991 Annual Report on Form 10-K

10.2        Advanced Photonix, Inc. 1990 Incentive Stock Option and
            Non-Qualified Stock Option Plan - incorporated by reference to
            Exhibit No. 10.11 to the Registrant's Registration Statement on Form
            S-1, filed with the Securities and Exchange Commission on November
            23, 1990

10.3 Advanced Photonix, Inc. 1997 Employee Stock Option Plan - incorporated by reference to Exhibit 10.13 to the Registrant's March
            30, 1997 Annual Report on Form 10-K

10.4        Amendment No. 1 to 1997 Employee Stock Option Plan of Advanced
            Photonix, Inc. - incorporated by reference to Exhibit 10.14 to the Registrant's December 28, 1997 Quarterly report on Form 10-Q

10.5 Advanced Photonix, Inc. 2000 Stock Option Plan, as amended - incorporated by reference to Exhibit 99.1 to the Registrant's Form
            8-K, as filed with the Securities and Exchange Commission on November 19, 2004

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

10.11       Employment Agreement dated August 21, 2002 between Advanced
            Photonix, Inc. and Paul D. Ludwig - incorporated by reference to
            Exhibit 10.1 to the Registrant's Form 8-K as filed with the Securities and Exchange Commission on September 5, 2002

10.12       Employment Agreement dated February 10, 2003 between Advanced
            Photonix, Inc. and Richard D. Kurtz - incorporated by reference to
            Exhibit 10.12 to the Registrant's March 30, 2003 Annual Report on
            Form 10-KSB

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

10.26.4     Employment Agreement between Advanced Photonix, Inc. and Robin
            Risser, dated May 2, 2005 - incorporated by reference to Exhibit
            10.3 to the Registrant's Form 8-K, as filed with the Securities and Exchange Commission on May 6, 2005

10.26.5     Employment Agreement between Advanced Photonix, Inc. and Steven
            Williamson, dated May 2, 2005 - incorporated by reference to Exhibit
            10.4 to the Registrant's Form 8-K, as filed with the Securities and Exchange Commission on May 6, 2005

21.1        List of Subsidiaries of Registrant - incorporated by reference to
            Exhibit 21.1 to the Registrant's March 30, 2003 Annual Report on
            Form 10-KSB

31.1        Certification of the Registrant's Chairman, Chief Executive Officer
            and Director pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

31.2        Certification of the Registrant's Chairman, Chief Financial Officer
            and Director pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED PHOTONIX, INC.
                                                     By: /s/ Richard Kurtz
                                                         -----------------------
                                                         CEO & President

Date: June 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                                            Title                             Date
----------                                           -----                             -----
/s/ Richard D. Kurtz                        Chairman of the Board,                  June 29, 2006
------------------------------------
Richard D. Kurtz

s/ Robin Risser                             Chief Financial Office and Director     June 29, 2006
------------------------------------
Robin Risser

/s/ M. Scott Farese                         Director                                June 29, 2006
------------------------------------
M. Scott Farese

/s/ Lance Brewer                            Director                                June 29, 2006
------------------------------------
Lance Brewer

/s/ Donald Pastor                           Director                                June 29, 2006
-----------------------------------
Donald Pastor

/s/ Stephen P. Soltwedel                    Director                                June 29, 2006
-----------------------------------
Stephen P. Soltwedel

                                  EXHIBIT INDEX

EX NO.      DESCRIPTION
-----       ----------------
31.1        Certification of the Registrant's Chairman, Chief Executive Officer
            and Director pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

31.2        Certification of the Registrant's Chairman, Chief Financial Officer
            and Director pursuant to Section 302 of the Sarbanes-Oxley Act of
            2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002