Form 10-Q
period 2006-06-30
ADVANCED PHOTONIX INC
filed 2006-08-14
CIK 869986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-11056
ADVANCED PHOTONIX, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	33-0325826 (I.R.S. Employer Identification Number)
2925 Boardwalk
Ann Arbor, Michigan 48104
(Address of principal executive offices)
(734) 864-5600
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
☐ Large accelerated filer      ☐ Accelerated filer       ☑ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 10, 2006 there were 18,950,315 shares of Class A Common Stock, $.001 par value, and 31,691 shares of Class B Common Stock, $.001 par value outstanding.

ADVANCED PHOTONIX, INC.
INDEX

		PAGE
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Condensed)

	Condensed Consolidated Balance Sheets at June 30, 2006 and March 31, 2006	3 — 4

	Condensed Consolidated Statements of Operations for the three-month periods ended June 30, 2006 and June 26, 2005	5

	Condensed Consolidated Statements of Cash Flows for the three-month periods ended June 30, 2006 and June 26, 2005	6

	Notes to Condensed Consolidated Financial Statements	7 — 11

Item 2.	Management Discussion and Analysis	12-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 1A	Risk Factors	17

Item 6.	Exhibits	17

	Signatures	18
Certificate of the Chairman, Chief Executive Officer to Section 302
Certificate of the Chief Financial Officer to Section 302
Certification pursuant to 18 U.S.C. Section 1350
Certification pursuant to 18 U.S.C. Section 1350

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Advanced Photonix, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2006	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$5,926,000	$5,933,000
Accounts receivable, net	3,522,000	4,387,000
Inventory, net	3,385,000	3,434,000
Prepaid expenses and other current assets	672,000	711,000

Total current assets	13,505,000	14,465,000

Equipment and leasehold improvements, net	3,267,000	3,375,000

Other assets
Goodwill, net of accumulated amortization of $353,000 for June 30, 2006 and March 31, 2006	4,719,000	4,719,000
Intangibles and patents, net	14,006,000	14,355,000
Other assets	1,054,000	1,087,000

Total assets	$36,551,000	$38,001,000

Liabilities and shareholders’ equity

Current liabilities
Line of credit	$1,000,000	$1,000,000
Accounts payable and accrued expenses	1,757,000	1,934,000
Compensation and related withholdings	918,000	697,000
Deferred income	—	77,000
Current portion of long-term debt, related party	550,000	500,000
Current portion of long-term debt	1,734,000	927,000

Total current liabilities	5,959,000	5,135,000

Long-term debt, less current portion	5,330,000	6,132,000
Long-term debt, less current portion — related party	1,851,000	2,401,000

Commitments and contingencies:
Class A redeemable convertible preferred stock, $.001 par value; 780,000 shares authorized; 2006 and 2005 — 40,000 shares issued and outstanding; liquidation preference $32,000	32,000	32,000
Shareholders’ equity:
Preferred stock — no shares issued and outstanding	—	—
Class A common stock, $.001 par value, 50,000,000 authorized; June 30, 2006 — 18,974,006 shares issued and outstanding, March 31, 2006 — 18,885,006 shares issued and outstanding	19,000	19,000
Class B common stock, $.001 par value; 4,420,113 shares authorized, June 30, 2006 and March 31, 2006 — 31,691 issued and outstanding	—	—
Additional paid-in capital	40,712,000	40,478,000
Accumulated deficit	(17,352,000)	(16,196,000)

Total shareholders’ equity	23,379,000	24,301,000

Total liabilities and shareholders’ equity	$36,551,000	$38,001,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30, 2006	June 26, 2005

Sales, net	$5,668,000	$5,077,000
Cost of products sold	3,191,000	2,929,000

Gross profit	2,477,000	2,148,000

Operating expenses:
Research and development expenses	969,000	452,000
Sales, general and administrative expenses	2,211,000	1,669,000

Total operating expenses	3,180,000	2,121,000

Income (loss) from operations	(703,000)	27,000

Other income (expense):
Interest income	58,000	9,000
Interest expense	(420,000)	(122,000)
Interest expense, related party	(57,000)	(49,000)
Other income (expense)	(34,000)	1,000

Net income (loss)	$(1,156,000)	$(134,000)

Basic and diluted loss per share	$(0.06)	$(0.01)

Weighted average common shares outstanding Basic and diluted	18,980,000	15,133,000
See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

For the three months ended:	June 30, 2006	June 26, 2005

Cash flows from operating activities:
Net income (loss)	$(1,156,000)	$(134,000)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	867,000	432,000
Stock compensation	117,000	—
Other provisions	(31,000)	(18,000)
Changes in operating assets and liabilities:
Accounts receivable	865,000	17,000
Inventories	80,000	(203,000)
Prepaid expenses and other assets	38,000	149,000
Accounts payable and other liabilities	(51,000)	(521,000)

Net cash provided by (used in) operating activities	729,000	(278,000)

Cash flows from investing activities:
Capital expenditures	(126,000)	(79,000)
Patent expenditures	(33,000)	(31,000)
Cash paid for Picotronix, Inc. acquisition	—	(3,500,000)
Cash acquired through acquisition of Picotronix, Inc.	—	678,000
Cash paid for acquisition related costs	—	(936,000)

Net cash used in investing activities	(159,000)	(3,868,000)

Cash flows from financing activities:
Proceeds from bank term loan	—	2,700,000
Payments on bank term loan	(225,000)	—
Payments on notes payable	—	(179,000)
Payments on notes payable — related party	(500,000)	—
Proceeds from exercise of warrants	—	303,000
Proceeds from exercise of stock options	148,000	44,000

Net cash provided by (used in) financing activities	(577,000)	2,868,000

Net decrease in cash and cash equivalents	(7,000)	(1,278,000)
Cash and cash equivalents at beginning of year	5,933,000	2,757,000

Cash and cash equivalents at end of quarter	$5,926,000	$1,479,000

See notes to condensed consolidated financial statements.

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$96,000	$37,000

Advanced Photonix, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2006
Note 1. Basis of Presentation
Business Description
General — Advanced Photonix, Inc. (the “Company” or “API”), was incorporated under the laws of the State of Delaware in June 1988. API is a leading supplier of custom optoelectronic solutions, high-speed optical receivers and Terahertz sensors and instrumentation, serving a variety of global Original Equipment Manufacturer (OEM) markets including telecommunications, military/aerospace, industrial sensing/NDT, medical and homeland security. Our optoelectronic solutions are based on our silicon Large Area Avalanche Photodiode (LAAPD), PIN photodiode and FILTRODE® detectors. Our patented high-speed optical receivers include Avalanche Photodiode technology (APD) and PIN (positive-intrinsic-negative) photodiode technology based upon III-V materials, including InP, InAlAs, and GaAs. Our newly emerging Terahertz sensor product line is targeted to the industrial non-destructive testing (NDT), quality control, homeland security and military markets. Using our patented fiber coupled technology and high speed Terahertz generation and detection sensors, we are engaged in transferring Terahertz technology from the application development laboratory to the factory floor. We have three manufacturing facilities, one in Camarillo, CA, one in Dodgeville, WI and one in Ann Arbor, MI.
The accompanying un-audited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, Silicon Sensors Inc. (“SSI”), Texas Optoelectronic, Inc. (“TOI”), Photonic Detectors, Inc. (“PDI”) and Picometrix, LLC (“Picometrix). The un-audited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Operating results for the three- month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the financial statements and notes thereto included in the Advanced Photonix, Inc. Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
Note 2. Changes in Significant Accounting Policies
Stock Compensation — Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95” using the modified prospective method. Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards. Prior to April 1, 2006, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and adopted the disclosure only alternative of SFAS No. 123. For stock-based awards issued on or after April 1, 2006, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS No. 123(R) are based on the same estimate of the grant-date or modification-date fair value and the same attribution method used previously under SFAS No. 123.

In accordance with SFAS No. 148, and as required by SFAS 123(R), the required pro forma disclosure, for periods prior to adoption of SFAS 123(R), is shown below:

Three months ended
June 26, 2005
Net Income (loss) , as reported	$(134,000)
Net income (loss), proforma	$(187,000)
Basic income (loss) per share, as reported	$(0.01)
Basic income (loss) per share, proforma	$(0.01)
Adoption of SFAS 123(R)
During the three months ended June 30, 2006, the Company granted 60,000 stock options with an estimated total grant-date fair value of $103,700. Of these amounts, the Company estimated that the stock-based compensation for the awards not expected to vest was zero. During the three months ended June 30, 2006, the Company recorded stock-based compensation related to stock options of $117,000 for all unvested options granted prior to and options granted after the adoption of SFAS 123(R).
As required by SFAS 123(R), management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The cumulative effect of initially adopting SFAS 123(R) was not material.
Valuation Assumptions
In connection with the adoption of SFAS 123(R), the Company estimated the fair value of stock options using a BSM valuation model. The fair value of each option grant is estimated on the date of grant using the BSM option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended
	June 30, 2006	June 26, 2005
Expected term (in years)	6.5	6.0
Volatility	47.8%	8.0
Risk-free interest rate	5.0%	4.0
Dividend yield	0.00%	0.00
Stock Options
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

Stock option transactions for quarter ending June 30, 2006 are summarized as follows:

		Weight Average
	Shares (000)	Exercise Price
Outstanding, March 31, 2006	2,959	$1.74
Granted	60	$2.66
Exercised	(89)	$1.63
Expired	(57)	$1.40
Outstanding, June 30, 2006	2,873	$1.77
Exercisable, June 30, 2006	2,098	$1.67
Note 3. Credit Risk
Pervasiveness of Estimates and Risk — The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade accounts receivable.
The Company maintains cash balances at five financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of June 30, 2006, the Company had cash at three financial institutions in excess of federally insured amounts in the amount of approximately $1.4 million. As excess cash is available, the Company invests in short-term and long-term investments, primarily consisting of Government Securities Money Market instruments, and Repurchase agreements. As of June 30, 2006, the Company held $4.0 million in a short-term Master Hold-in-Custody Repurchase agreement with a major California bank. Repurchase agreements are not considered a bank deposit, and are therefore not insured by the FDIC. These funds are backed by securities owned by Pacific Capital Bank, N.A. and are held in a safekeeping account. Current interest earned on this short-term investment range from 4-5%. The investment period ranges from 7-30 days.
Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At June 30, 2006, one customer comprised 12% of accounts receivable. As of March 31, 2006, one customer comprised 14% of accounts receivable. As of June 30, 2006, the Company had 13 customers with balances over 90 days. As of March 31, 2006, the Company had 18 customers with balances over 90 days. During the quarters ended June 30, 2006 and March 31, 2006, no single customer accounted for more than 10% of the Company’s net sales.
Note 4. Detail of Certain Asset Accounts
Accounts Receivable
Accounts receivable consisted of the following:

	June 30, 2006	March 31, 2006

Trade receivables, net	$3,337,000	$4,068,000
Unbilled receivables	185,000	319,000

Total	$3,522,000	$4,387,000

Inventories
Inventories, which include material, labor and manufacturing overhead, are stated at standard cost (which approximates the first in, first out method) or market. Inventories consist of the following at June 30, 2006 and March 31, 2006.

	June 30, 2006	March 31, 2006
Raw material	$3,983,000	$4,288,000
Work-in-process	1,024,000	937,000
Finished products	333,000	390,000

Total inventories	5,340,000	5,615,000
Less reserve	(1,955,000)	(2,181,000)

Inventories, net	$3,385,000	$3,434,000

Intangible Assets
Intangible Assets — The Company records goodwill, which represents the excess of cost over fair value of net assets. Other intangibles are recorded at cost. These intangible assets are associated with the value of the acquired non-compete agreement, customer list, trademarks, R&D contacts, and technology/patents. These other intangible assets are amortized using the straight-line method over their various estimated useful lives up to 15 years. Goodwill is not amortized, but is reviewed at least annually for possible impairment.
Patents — Patents represent costs incurred in connection with patent applications. Such costs are amortized using the straight-line method over the useful life of the patent once issued, or expensed immediately if any specific application is unsuccessful.
Intangible assets that have definite lives consist of the following (in thousands):

		June 30, 2006			March 31, 2006
	Weighted	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Average	Value	Amortization	Net	Value	Amortization	Net
	Lives
Non-Compete agreement	15	$130	$49	$81	$130	$38	$92
Customer list	3	825	205	620	825	170	655
Trademarks	15	2,270	173	2,097	2,270	135	2,135
R&D contracts	15	1,380	105	1,275	1,380	82	1,298
Patents		70	55	15	70	54	16
Patents pending		216		216	184	—	184
Technology	10	10,950	1,248	9,702	10,950	975	9,975

Total Intangibles	11.4	$15,841	$1,835	$14,006	$15,809	$1,454	$14,355

Amortization expense for the quarter ended June 30, 2006 was approximately $383,000 and $457,000 for the quarter ended March 31, 2006. Patent amortization expense was approximately $1,000 in quarter ended June 30, 2006 and $1,000 for quarter ended March 31, 2006. The current patents held by the Company have remaining useful lives ranging from 2 years to 20 years, with a weighted average remaining useful life of 3.5 years. Assuming no impairment to the intangible value, future amortization expense for intangible assets and patents are as follows:

Intangible Assets		Patents
2007 (9 months)	$1,174,000	2007 (9 months)	$3,100
2008	1,521,000	2008	2,400
2009	1,486,000	2009	1,400
2010	1,453,000	2010	900
2011	1,361,000	2011	900
2012 & after	6,780,000	2012 & after	6,300
Total	$13,775,000	Total	$15,000
Patent pending costs of $216,000 will be amortized beginning the month the patents are granted.

Note 5. Debt
Line of Credit and Short Term Debt
The Company has a revolving line of credit from a regional bank, which provides for borrowings up to $3.0 million. The line allows for borrowings on 80% of eligible accounts receivable and 40% on eligible inventory, as defined, limited to $1.5 million. All business assets of the Company secure the line. Repayment is interest only, monthly, with principal due at maturity, November 3, 2006. Interest is computed at the Wall Street Journal Prime plus 1/2% with a floor rate of 6.5%. The prime interest rate was 8.25% at June 30, 2006.
Debt & Notes Payable
During FY2006 $3.475 million of the $5 million Convertible debt (Convertible Debt 1st Tranche) was converted into 1,792,000 shares. At June 30, 2006 the Convertible Debt 1st Tranche balance was $1,507,000 (net of discount), same as at March 31, 2006.
In September 2005, the Company issued $1.0 million of convertible debt with warrants to purchase 170,164 shares of common stock (Convertible Debt 2nd Tranche). The Company originally valued the warrants and recorded an increase to additional paid-in-capital amounting to $1.0 million. Subsequently the Company determined that the beneficial conversion option and the warrants should have been valued using the “Relative Fair Value” approach. Accordingly, the Company recognized in FY 2006 a $574,000 debt discount on the $1.0 million principal value of the convertible note payable and is amortizing the debt discount over the life of the note. The note was converted in November 2005 into 472,678 shares of Class A common stock.
In March 2006, the Company issued $4.0 million of convertible debt (Convertible Debt 2nd Tranche) with warrants to purchase 680,658 shares of common stock. The Company valued the warrants and recorded an increase to additional paid-in-capital amounting to $1.8 million using the “Relative Fair Value” approach. Accordingly, the Company recognized a $1.8 million debt discount on the $4.0 million principal value of the convertible note payable and is amortizing the debt discount to interest expense over the life of the note. At June 30, 2006 the Convertible Debt 2nd Tranche was $2.2 million (net of the debt discount).
The Company also has a term loan from a regional bank. The loan is guaranteed by all of the Company’s, and its subsidiaries, assets excluding Picometrix LLC intellectual property. Repayment is principal of $75,000 per month, plus interest, until maturity on May 2, 2008. Interest is computed at the Wall Street Journal Prime plus 1% with a ceiling of 7.75% and a floor of 6%. The Company has classified the entire note as a current liability, while we renegotiate loan covenants. The prime interest rate was 8.25% as of June 30, 2006.
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
Related Party Debt
As a result of the acquisition of Picotronix, Inc. (dba Picometrix), the stockholders of Picometrix received four-year API promissory notes in the aggregate principal amount of $2.9 million (“Debt to Related Parties”). The notes are payable in four annual installments with the first being a payment of $500,000 paid May 2006, the second being a payment of $550,000 May 2007, the third being a payment of $900,000 due May 2008 and the fourth being a payment of $950,500 due May 2009. The notes bear an interest rate of prime plus 1.0% and are secured by all of the intellectual property of Picometrix. API has the option of prepaying the debt to related parties without penalty. Note holders include Robin Risser and Steve Williamson, the Company’s CFO and CTO respectively.
Debt Maturity Table (in 000’s)

	Balance						FY2012
	6/30/06	FY2007	FY2008	FY2009	FY2010	FY2011	& Beyond
Bank Term Loan —SBB&T	$1,725	$675	$900	$150
Credit Line —SBB&T	1,000	1,000
MEDC— loan 1	750			109	188	188	265
MEDC — loan 2	600			117	200	200	83
Convertible Debt 1st Tranche	1,507		1,507
Convertible Debt 2nd Tranche	2,473		2,473
Debt to Related Parties	2,401		550	900	951
Capital leases	9	9

TOTAL	$10,465	$1,684	$5,430	$1,276	$1,339	$388	$348

Note 6. Equity
Shareholders Equity Transactions
During the period ended June 30, 2006, API stock option holders exercised rights to purchase 89,000 shares of Class A Common Stock at approximately $1.67 per share resulting in cash to the Company of approximately $148,000.
Note 7. Loss Per Share
Net Income (Loss) Per Share
Net income (loss) per share calculations is in accordance with SFAS No. 128, “Earnings per Share”. Accordingly, basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for each year. The impact of Statement 128 on the calculation of earnings per share is as follows:

	Three months ended
	June 31, 2006	June 26, 2005
BASIC AND DILUTED
Average Shares Outstanding	18,980,000	15,133,000
Net Loss	$(1,156,000)	$(134,000)
Basic and Diluted Loss Per Share	$(0.06)	$(0.01)
The dilutive effect of stock options outstanding at June 30, 2006 and June 26, 2005 was not included in the calculation of diluted loss per share for the three-month periods because to do so would have had an anti-dilutive effect as the Company had a net loss for each of these periods. The weighted average number of shares excluded from the diluted loss per share computation was approximately 3.2 million and 3.7 million for the three-month periods ended June 30, 2006 and June 26, 2005, respectively.
Note 8. Subsequent Events
As of July 24, 2006 the Company dissolved, Texas Optoelectronics, Inc. the Company’s wholly owned subsidiary (TOI). This subsidiary held no assets or claims as of July 24, 2006. The Company shut down the Garland facility in May 2003 and relocated the TOI assets to the Company’s facilities in Dodgeville, Wisconsin and Camarillo, California.

Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Our preparation of these condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statement and the reported amount of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from such estimates under different assumptions or conditions.
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
Revenue Recognition
In accordance with Staff Accounting Bulletin No. 104, the Company recognizes revenue from the sale of products when the products are shipped to the customer. Revenues from the sale of services consist of non-recurring engineering charges, which are recognized when the services have been rendered. Historically, sales returns have amounted to less than 1% of gross sales and all sales are recorded net of sales returns and discounts.
Inventory Obsolescence
     Slow moving and obsolete inventories are reviewed throughout the year. To calculate a reserve for obsolescence, we begin with a review of our slow moving inventory. Any inventory, which has been slow moving within the past 12 months, is evaluated and reserved if deemed appropriate. In addition, any residual inventory, which is customer specific and remaining on hand at the time of contract completion, is reserved for at the standard unit cost. The complete list of slow moving and obsolete inventory is then reviewed by the production, engineering and/or purchasing departments to identify items that can be utilized in the near future. Items identified as useable in the near future are then excluded from slow moving and obsolete inventory and the remaining amount is then reserved as slow moving and obsolete. Additionally, non-cancelable open purchase orders for parts we are obligated to purchase where demand has been reduced may be reserved. Reserves for open purchase orders where the market price is lower than the purchase order price are also established. If a product that had previously been reserved for is subsequently sold, the amount of reserve specific to that item is then reversed.
Impairment of Long-Lived Assets
The Company continually reviews the recoverability of the carrying value of long-lived assets using the methodology prescribed in Statement of Financial Accounting Standards (SFAS) 144, “Accounting for the Impairment and Disposal of Long-Lived Assets.” The Company also reviews long-lived assets and the related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Upon such an occurrence, recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows to which the assets relate, to the carrying amount. If the asset is determined to be unable to recover its carrying value, then intangible assets, if any, are written down first, followed by the other long-lived assets to fair value. Fair value is determined based on discounted cash flows, appraised values or management’s estimates, depending on the nature of the assets.

Deferred Tax Asset Valuation Allowance
We record a deferred income tax asset in jurisdictions where we generate a loss. We also record a valuation allowance against these deferred tax assets in accordance with SFAS 109, “Accounting for Income Taxes,” when, in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future.
Results of Operations
Revenues
The Company predominantly operates in one industry segment, light and radiation detection devices that it sells to multiple markets including telecommunications, industrial sensing/NDT, military/aerospace, medical, and homeland security. Revenues by market consisted of the following:

	Three months ended
Revenue	June 30, 2006%		June 26, 2005%
Telecommunications	$743,000	13.1%	505,000	10.0%
Industrial Sensing/NDT	2,412,000	42.5%	2,163,000	42.6%
Military/Aerospace	1,868,000	33.0%	1,214,000	23.9%
Medical	634,000	11.2%	697,000	13.7%
Homeland Security	11,000	0.2%	498,000	9.8%

Total Revenue	$5,668,000	100%	$5,077,000	100%

The Company’s revenues for the quarter ended June 30, 2006 were $5.7 million, an increase of $0.6 million, or 12% over revenues of $5.1 million for the quarter ended June 26, 2005.
The Company had substantial growth in the telecommunications and military/aerospace markets in the 1st quarter ended June 30, 2006 (Q1 07) as compared to the quarter ended June 26, 2005 (Q1 06). Telecommunications market revenues were $743,000, an increase of 47% (or $238,000) over Q1 06 revenues of $505,000. Military/aerospace market revenues were $1,868,000, an increase of 54% (or $655,000) over Q1 06 revenues of $1,214,000. Industrial Sensing/NDT market revenues increased to $2,412,000 an increase of 11% (or $249,000) over Q1 06 revenues of $2,163,000.
The revenue increases of $1,141,000 from the telecommunications; military/aerospace and Industrial sensing/NDT markets were partially offset by reductions in revenue of $550,000 from the homeland security and medical markets. Homeland security revenues were $11,000, a decline of $487,000, due primarily to the delay in government Terahertz development contracts from the Transportation Security Administration (TSA). Medical market revenues were $634,000 a drop of $63,000 (or 9%) over the same quarter of the prior year revenues of $697,000.
The Company expects continued strong revenue growth lead by high growth in the telecommunications market. The Company expects to continue to experience uneven quarterly revenue in the homeland security market due primarily to the unpredictable nature of the timing of government development contracts.
Costs and expenses
Cost of product sales for Q1 07 was 56% of sales (or $3.2 million) as compared to 58% of sales (or $2.9 million) for Q1 06. The improvement in cost of product sales as percent of sales is primarily attributable to product mix. As a result, gross profit increased to $2.5 million (or 44% of sales) for Q1 07 from $2.1 million for Q1 06, an increase of 19%.

Research and development (R&D) expenses increased by $517,000 (or 114%) to $969,000 during Q1 07 compared to $452,000 in Q1 06. The increase in R & D expenses is the result of the Company’s investment in the high-speed optical receiver and terahertz product platforms. We expect that future R&D expenses will be at least at the same level or greater during the current fiscal year, as we continue our investment in our high growth opportunities.
Marketing and sales expenses increased by $215,000 (or 68%) to $532,000 in Q1 07, which is 9% of sales as compared to 6% of sales (or $316,000) for Q1 06. The increase was primarily attributable to the high-speed optical receivers’ product platform growth initiatives, including the growth of external field sales, field engineering support and development of the corresponding internal sales organization. The Company has largely completed the expansion of the domestic field sales force for the high-speed optical receiver and optosolutions product platforms. The Company is committed to expanding its business development functions in the Terahertz product platform and military market and anticipates further increases in compensation, travel and related expenses during fiscal 2007 for these purposes.
Total general and administrative expenses increased by $327,000 (24%) to approximately $1.68 million as compared to $1.35 million in Q1 06. This increase was primarily the result of the Picometrix acquisition, including a $171,000 increase in intangible amortization expense. Expressed as a percentage of net sales, general and administrative expenses represented 29.6% in Q1 07 as compared to 26.7% in Q1 06. The Company expects G&A expenses to remain relatively stable except for expenses relating to Sarbanes-Oxley Act section 404. Section 404, internal controls, requires the Company to be compliant by fiscal year ending March 2008, based on current market capitalization. External costs required to be in compliance will materially increase over the next two years.
Interest income in Q1 07 totaled approximately $58,000, an increase of $48,000 over Q1 06, due primarily to interest earned on substantially higher cash and cash equivalent balances invested at higher rates of interest.
Interest expense for the Q1 07 was $477,000 compared to $171,000 in Q1 06, an increase of $306,000. The increase is primarily attributed to the amortization of convertible notes’ discounts of $217,000 for the implied value of the warrants associated with the Round 1 & 2 convertible note financing. The remaining note discount of $1,556,000 at June 30, 2006 will be amortized to interest expense through Oct 2007. If the note is converted prior to Oct 2007 any remaining note discount amount will be expensed at the time of conversion. The balance of the interest expense is primarily comprised of $36,000 in interest expense on convertible notes, $24,000 in interest expense on the Michigan Economic Development Corporation notes and interest expense on related party notes of $26,000.
Net loss for Q1 2007 was $1,156,000, as compared to net loss of $134,000 in Q1 2006. The increase of approximately $1 million in losses is primarily comprised of non-cash expense totaling $451,000, non-recurring expenses from wafer fabrication consolidation of $33,000 and increased R&D expense of $516,000. Non-cash operating expenses increased $451,000 which includes the result of the adoption of 123R for the expensing of stock option grants of $117,000, interest expense increase of $217,000 related to convertible notes’ discount amortization and an increase in the intangible amortization expenses of $117,000.
The Company expects the wafer fabrication consolidation expenses to increase during the consolidation period over the balance of the fiscal year. The Company has projected wafer fabrication consolidation expense to range from $600,000 to $700,000 for this fiscal year. The Company’s future benefits, as a result of the wafer fabrication consolidation, include cost savings through increased efficiencies, reduced scrap, improved process capability, and higher yields. In addition the consolidation will provide new capabilities for product development, leading to growth opportunities through new product introductions.
Liquidity and Capital Resources
At June 30, 2006, the Company had unrestricted cash and cash equivalents of $5.9 million, the same amount as at March 31, 2006. The Company believes that current cash levels combined with our revolving line of credit will be sufficient for our 2007 fiscal year.

The Company maintains a revolving line of credit with a regional bank that provides for borrowings up to $3.0 million, based on 80% of the Company’s eligible accounts receivable and 40% of the Company’s eligible inventory, subject to certain limitations as defined by the agreement. At June 30, 2006, the outstanding balance on the line was $1.0 million. All business assets of the Company secure the line. As most recently amended, repayment is interest only monthly, with principal due at maturity date on November 3, 2006. Interest is computed at the prime rate as published in the Wall Street Journal plus 1/2% with a floor of 6.5%. The prime interest rate was 8.25% at June 30, 2006.
The Company anticipates capital expenditures in FY 07 of approximately $1,800,000, including equipment and facility expenditures associated with the wafer fabrication consolidation into the Ann Arbor, Michigan facility. The Company has a bank line of credit of $3.0 million of which $1 million has been used and Michigan Economic Development Corporation (MEDC) long term note commitment of $2.2 million, of which $1.35 million has used. The company does not anticipate requiring additional sources of financing for FY 07.
Operating Activities
Net cash provided by operating activities of $729,000 for the quarter ended June 30, 2006 was primarily the result of a decrease in accounts receivable of $865,000 and lower inventory balances of $80,000 and prepaid balance of $38,000; offset by a decrease in accounts payable of $(48,000), net operating loss of $(1,156,000), depreciation and amortization of $867,000, and stock compensation (123R) of $117,000.
Investing Activities
Net cash used in investing activities was $159,000 for the quarter ended June 30, 2006. Capital expenditure activity for Q1 3007 accounted for $126,000 of the cash used, and patent expenditures were $33,000 for the quarter.
Financing Activities
Net cash used in financing activities was $577,000 for the quarter ended June 30, 2006. This reflects the principle payment on the term loan of $225,000 and the annual note payable to related parties of $500,000. Employees exercised stock options for approximately $148,000. The Company is exposed to interest rate risk for marketable securities. We continually monitor interest rates and will attempt to utilize the best possible avenues of investment as excess cash becomes available.
Based on current plans and business conditions, we believe our existing working capital and borrowing capacity, coupled with the funds generated from our operations, will be sufficient to fund our anticipated working capital and capital expenditures for the next twelve months. However, if we make an acquisition requiring amounts in excess of our cash and cash equivalents balance, it may be necessary to raise debt or equity in the private or public securities markets.
We identify and disclose all of our significant off balance sheet arrangements and related party transactions. We do not utilize special purpose entities or have any known financial relationships with other companies’ special purpose entities.
Operating Leases We enter into operating leases where the economic climate is favorable. The liquidity impact of operating leases is not material.
Purchase Commitments We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business. Commitments to purchase inventory at above-market prices have been reserved. Certain supply contracts may contain penalty provisions for early termination. Based on current expectations, we do not believe that we are reasonably likely to incur any material amount of penalties under these contracts.
Other Contractual Obligations We do not have material financial guarantees that are reasonably likely to affect liquidity.
Summary of Contractual Obligations and Commitments A summary of our future contractual payments related to debt, lease obligations, and non-cancelable open purchase orders is as follows

		Non-Cancelable
	Operating	Purchase
Period ending June 30, 2006	Leases	Orders	Total
2007(nine months)	$864,000	$1,764,000	$2,628,000
2008	1,115,000	—	1,115,000
2009	1,035,000	—	1,035,000
2010	704,000	—	704,000
2011	176,000	—	176,000
2012 and thereafter	—	—	—

Total	$3,894,000	$1,764,000	$5,658,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At June 30, 2006, all of the Company’s interest rate exposure is linked to the prime rate, subject to certain limitations. As such, we are at risk to the extent of changes in the prime rate and do not believe that moderate changes in the prime rate will materially affect our operating results or financial condition. The interest rate risk is hedged by an interest rate cap of 7.75% on the term loan of $2,700,000 relating to the purchase of Picometrix.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures — Our Chief Executive Officer and Chief Financial Officers (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation. API management reconfigured our Corporate and Camarillo accounting and disclosure controls and transferred certain accounting and external reporting functions to our Ann Arbor office. We will continue to review and assess future needs and responsibilities in all locations and may make future changes. We believe that these changes may have a material affect on our internal controls and procedures. It is management opinion that this will reduce costs and strengthen controls and procedures upon completion.
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

Part II — OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 1A. Risk Factors
There have been no material changes with respect to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits and Reports on Form 8-K
The following documents are filed as Exhibits to this report:

Exhibit
No.
31.1	Certificate of the Registrant’s Chairman, Chief Executive Officer, and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Registrant’s Chief Financial Officer, and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Advanced Photonix, Inc.
     (Registrant)
August 14, 2006

/s/ Richard Kurtz

Richard Kurtz
Chairman, Chief Executive Officer
And Director

/s/ Robin Risser
Robin Risser
Chief Financial Officer
And Director

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