Form 10-Q
period 2006-09-29
ADVANCED PHOTONIX INC
filed 2006-11-13
CIK 869986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2006
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
☐ Large accelerated filer       ☐ Accelerated filer       ☑ Non-accelerated filer
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of November 9, 2006 there were 19,059,006 shares of Class A Common Stock, $.001 par value, and 31,691 shares of Class B Common Stock, $.001 par value outstanding.

EXPLANATORY NOTE
Convertible Promissory Notes Payable
In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $3,165,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Notes.
In connection with the placement of the Convertible Notes in October 2004, September 2005 and March 2006, the Company issued detachable warrants granting the holders the right to acquire 1,446,398 shares of the Company’s common stock at $1.78 per share. The warrants expire five years from the date of registration. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF -0027”), the Company recognized the value attributable to the warrants in the amount of $1,881,000 to additional paid-in capital and a discount against the Convertible Notes. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.9%, a dividend yield of 0%, and volatility of 72%, 52% and 52%, respectively.
The debt discount attributed to the beneficial conversion feature and value of the warrants issued is amortized over the Convertible Note’s maturity period (three year) as interest expense. In Q2 & Q3 of FY 2006, $3,475,000 and $1,000,000, respectively of the Convertible Notes were converted to the Company’s common stock, and accordingly, that portion of the un-amortized debt discount was charged to interest expense. Additionally, in FY 2006, the un-amortized debt discount of $331,000 on the warrants associated with the convertible notes was charged to interest expense.
The Company recorded non-cash interest expense in the amount of $346,000 during the three month period ended September 29, 2006 in connection with the Convertible Notes discount compared to the comparable prior year quarter of $790,000. For the six month periods ended September 29, 2006 and September 25, 2005, the Company recorded non-cash interest expense in the amount of $640,000 and $891,000, respectively.

     The changes to the Statement of Operations as of and for the quarter ended September 25, 2005 are as follows:

Consolidated Statement of Operations	As Reported	Restated
Interest expense, warrant fair value	—	(790,000)
Net Income (Loss)	(834,000)	(1,624,000)
Basic earnings (loss) per share	$(0.05)	$(0.09)
Diluted earnings (loss) per share	$(0.05)	$(0.09)
The changes to the Statement of Operations as of and for the six month period ended September 25, 2005 are as follows:

Consolidated Statement of Operations	As Reported	Restated
Interest expense, warrant fair value	—	(891,000)
Net Income (Loss)	(968,000)	(1,859,000)
Basic earnings (loss) per share	$(0.06)	$(0.11)
Diluted earnings (loss) per share	$(0.06)	$(0.11)
The changes to the Balance Sheet as of and for the year ended March 31, 2006 are as follows:

Balance Sheet	As Reported	Restated
Long-term debt, less current portion	6,132,000	5,002,000
Total liabilities	13,668,000	12,538,000
Additional paid-in capital	40,478,000	43,581,000
Accumulated deficit	(16,196,000)	(18,169,000)
Total shareholders’ equity	24,301,000	25,431,000

ADVANCED PHOTONIX, INC.
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Advanced Photonix, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 29,	March 31, 2006
	2006	Restated
Assets
Current assets:
Cash and cash equivalents	$4,784,000	$5,933,000
Accounts receivable, net	3,460,000	4,387,000
Inventory, net	3,826,000	3,434,000
Prepaid expenses and other current assets	611,000	711,000

Total current assets	12,681,000	14,465,000

Equipment and leasehold improvements, net	3,683,000	3,375,000
Goodwill, net of accumulated amortization of $353,000 for September 29, 2006 and March 31, 2006	4,719,000	4,719,000
Intangibles and patents, net	13,643,000	14,355,000
Other assets	1,023,000	1,087,000

Total assets	$35,749,000	$38,001,000

Liabilities and shareholders’ equity
Current liabilities
Line of credit	$1,000,000	$1,000,000
Accounts payable and accrued expenses	1,635,000	1,934,000
Compensation and related withholdings	1.109,000	697,000
Deferred income	—	77,000
Current portion of long-term debt, related party	550,000	500,000
Current portion of long-term debt	1,505,000	927,000

Total current liabilities	5,799,000	5,135,000
Long-term debt, less current portion	4,624,000	5,002,000
Long-term debt, less current portion — related party	1,851,000	2,401,000

Total liabilities	12,274,000	12,538,000

Commitments and contingencies:
Class A redeemable convertible preferred stock, $.001 par value; 780,000 shares authorized; 2006 and 2005 - 40,000 shares issued and outstanding; liquidation preference $32,000	32,000	32,000

Shareholders’ equity:
Preferred stock — no shares issued and outstanding	—	—

Class A common stock, $.001 par value, 50,000,000 authorized; September 29, 2006 – 19,042,006 shares issued and outstanding, March 31, 2006 – 18,885,006 shares issued and outstanding.	19,000	19,000

Class B common stock, $.001 par value; 4,420,113 shares authorized, September 29, 2006 and March 31, 2006 - 31,691 issued and outstanding.	—	—

Additional paid-in capital	43,950,000	43,581,000
Accumulated deficit	(20,526,000)	(18,169,000)

Total shareholders’ equity	23,443,000	25,431,000

Total liabilities and shareholders’ equity	$35,749,000	$38,001,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
		September 25,		September 25,
	September 29,	2005	September	2005
	2006	Restated	29, 2006	Restated

Sales, net	$5,878,000	$5,193,000	$11,546,000	$10,271,000
Cost of products sold	2,997,000	3,077,000	6,189,000	5,999,000

Gross profit	2,881,000	2,116,000	5,357,000	4,272,000

Operating expenses:
Research and development expenses	1,019,000	802,000	1,988,000	1,247,000
Sales, general and administrative expenses	2,353,000	1,962,000	4,564,000	3,638,000

Total operating expenses	3,372,000	2,764,000	6,552,000	4,885,000

Income (loss) from operations	(491,000)	(648,000)	(1,195,000)	(613,000)

Other income (expense):
Interest income	59,000	7,000	116,000	14,000
Interest expense	(208,000)	(140,000)	(410,000)	(262,000)
Interest expense, warrant fair value	(346,000)	(790,000)	(640,000)	(891,000)
Interest expense, related party	(55,000)	(51,000)	(112,000)	(100,000)
Other income (expense)	(83,000)	(2,000)	(116,000)	(7,000)

Net income (loss)	$(1,124,000)	$(1,624,000)	$(2,357,000)	$(1,859,000)

Basic and diluted loss per share	$(0.06)	$(0.09)	$(0.12)	$(0.11)

Weighted average common shares outstanding
Basic and diluted	19,026,000	17,252,000	19,003,000	16,192,000
See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	September 29,	September 25,
	2006	2005
For the six months ended:		Restated

Cash flows from operating activities:
Net loss	$(2,357,000)	$(1,859,000)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,303,000	1077,000
Stock compensation	183,000	—
Amortization convertible note discount	640,000	891,000
Other provisions	63,000	—
Changes in operating assets and liabilities:
Accounts receivable	930,000	176,000
Inventories	(455,000)	(30,000)
Prepaid expenses and other assets	97,000	(17,000)
Accounts payable and other liabilities	16,000	(687,000)

Net cash provided by (used in) operating activities	420,000	(449,000)

Cash flows from investing activities:
Capital expenditures	(782,000)	(155,000)
Patent expenditures	(50,000)	(66,000)
Cash paid for Picotronix, Inc. acquisition	—	(3,500,000)
Cash acquired through acquisition of Picotronix, Inc.	—	678,000
Cash paid for acquisition related costs	—	(936,000)

Net cash used in investing activities	(832,000)	(3,979,000)

Cash flows from financing activities:
Proceeds from bank term loan	—	2,700,000
Payments on bank term loan	(450,000)	—
Payments on notes payable	—	(488,000)
Payments on notes payable – related party	(500,000)	—
Proceeds from placement of convertible note		1,000,000
Proceeds from exercise of warrants	—	303,000
Proceeds from exercise of stock options	213,000	164,000

Net cash provided by (used in) financing activities	(737,000)	3,679,000

Net decrease in cash and cash equivalents	(1,149,000)	(749,000)
Cash and cash equivalents at beginning of year	5,933,000	2,757,000

Cash and cash equivalents at end of quarter	$4,784,000	$2,008,000

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$273,000	$204,000
See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Notes to Condensed Consolidated Financial Statements
September 29, 2006
Note 1. Basis of Presentation
Business Description

General – Advanced Photonix, Inc. (the “Company” or “API”), was incorporated under the laws of the State of Delaware in June 1988. API is a leading supplier of custom optoelectronic solutions, high-speed optical receivers and Terahertz sensors and instrumentation, serving a variety of global Original Equipment Manufacturer (OEM) markets including telecommunications, military/aerospace, industrial sensing/NDT, medical and homeland security. Our optoelectronic solutions are based on our silicon Large Area Avalanche Photodiode (LAAPD), PIN photodiode and FILTRODE® detectors. Our patented high-speed optical receivers include Avalanche Photodiode technology (APD) and PIN (positive-intrinsic-negative) photodiode technology based upon III-V materials, including InP, InAlAs, and GaAs. Our newly emerging Terahertz sensor product line is targeted to the industrial non-destructive testing (NDT), quality control, homeland security and military markets. Using our patented fiber coupled technology and high speed Terahertz generation and detection sensors, we are engaged in transferring Terahertz technology from the application development laboratory to the factory floor. We have three manufacturing facilities, one in Camarillo, CA, one in Dodgeville, WI and one in Ann Arbor, MI.

The accompanying un-audited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, Silicon Sensors Inc. (“SSI”), Texas Optoelectronic, Inc. (“TOI”), Photonic Detectors, Inc. (“PDI”) and Picometrix, LLC (“Picometrix). The un-audited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Operating results for the six-month period ended September 29, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the financial statements and notes thereto included in the Advanced Photonix, Inc. Annual Report on Form 10-K for the fiscal year ended March 31, 2006.
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

In accordance with SFAS No. 148, and as required by SFAS 123(R), the required pro forma disclosure, for periods prior to adoption of SFAS 123(R), is shown below:

	Three months ended	Six months ended
	September 25, 2005	September 25, 2005
	Restated	Restated
Net Income (loss) , as reported	$(1,624,000)	$(1,859,000)
Net income (loss), proforma	$(1,724,000)	$(2,012,000)
Basic income (loss) per share, as reported	$(0.09)	$(0.11)
Basic income (loss) per share, proforma	$(0.10)	$(0.12)
Adoption of SFAS 123(R)
During the three months ended September 29, 2006, the Company granted 30,000 stock options with an estimated total grant-date fair value of $51,000. Of these amounts, the Company estimated that the stock-based compensation for the awards not expected to vest was zero. During the three months ended September 29, 2006, the Company recorded stock-based compensation related to stock options of $66,000 for all unvested options granted prior to and options granted after the adoption of SFAS 123(R). For the six months ended September 29, 2006, the Company has recorded stock-based compensation related to stock options of $183,000 for all unvested options granted prior to and options granted after the adoption of SFAS 123®.
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
Valuation Assumptions
In connection with the adoption of SFAS 123(R), the Company estimated the fair value of stock options using a BSM valuation model. The fair value of each option grant is estimated on the date of grant using the BSM option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three months ended
	September 29,	September 25,
	2006	2005
Expected term (in years)	6.5	6.0
Volatility	47.8	8.0
Risk-free interest rate	5.0	4.0
Dividend yield	0.00	0.00
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

Stock option transactions for quarter ending September 29, 2006 are summarized as follows:

		Weight Average
	Shares (000)	Exercise Price
Outstanding, March 31, 2006	2,959	$1.74
Granted	60	$2.66
Exercised	(89)	$1.63
Expired	(57)	$1.40
Outstanding, June 30, 2006	2,873	$1.77
Exercisable, June 30, 2006	2,098	$1.67

Outstanding, June 30, 2006	2,873	$1.77
Granted	30	$1.70
Exercised	(68)	$1.01
Expired	—	—
Outstanding, September 29, 2006	2,835	$1.79
Exercisable, September 29, 2006	2,187	$1.72
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
The Company maintains cash balances at five financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of September 29, 2006, the Company had cash at three financial institutions in excess of federally insured amounts in the amount of approximately $1.4 million. As excess cash is available, the Company invests in short-term and long-term investments, primarily consisting of Government Securities Money Market instruments, and Repurchase agreements. As of September 29, 2006, the Company held $4.1 million in a short-term Master Hold-in-Custody Repurchase agreement with a major California bank. Repurchase agreements are not considered a bank deposit, and are therefore not insured by the FDIC. These funds are backed by securities owned by Pacific Capital Bank, N.A. and are held in a safekeeping account. Current interest earned on this short-term investment range from 4-5%. The investment period ranges from 7-30 days.
Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At September 29, 2006, one customer comprised 10% of accounts receivable. As of March 31, 2006, one customer comprised 14% of accounts receivable. As of September 29, 2006, the Company had 12 customers with balances over 90 days. As of June 30, 2006, the Company had 13 customers with balances over 90 days. During the quarters ended September 29, 2006 and June 30, 2006, no single customer accounted for more than 10% of the Company’s net sales.

Note 4. Detail of Certain Asset Accounts
     Accounts Receivable
          Accounts receivable consisted of the following:

	September 29,	March 31,
	2006	2006

Trade receivables, net	$2,966,000	$4,068,000
Unbilled receivables	494,000	319,000

Total	$3,460,000	$4,387,000

Inventories
Inventories, which include material, labor and manufacturing overhead, are stated at standard cost (which approximates the first in, first out method) or market. Inventories consist of the following at September 29, 2006 and March 31, 2006.

	September 29,	March 31,
	2006	2006

Raw material	$3,238,000	$4,288,000
Work-in-process	1,225,000	937,000
Finished products	382,000	390,000

Total inventories	4,845,000	5,615,000
Less reserve	(1,019,000)	(2,181,000)

Inventories, net	$3,826,000	$3,434,000

Intangible Assets
Intangible Assets — The Company records goodwill, which represents the excess of cost over fair value of net assets. Other intangibles are recorded at cost. These intangible assets are associated with the value of the acquired non-compete agreement, customer list, trademarks, R&D contracts, and technology/patents. These other intangible assets are amortized using the straight-line method over their various estimated useful lives up to 15 years. Goodwill is not amortized, but is reviewed at least annually for possible impairment.
Patents – Patents represent costs incurred in connection with patent applications. Such costs are amortized using the straight-line method over the useful life of the patent once issued, or expensed immediately if any specific application is unsuccessful.
Intangible assets that have definite lives consist of the following (in thousands):

		September 29, 2006				March 31, 2006
	Weighted
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Non-Compete agreement	15	$130	$60	$70	$130	$38	$92
Customer list	3	825	240	585	825	170	655
Trademarks	15	2,270	210	2,060	2,270	135	2,135
R&D contracts	15	1,380	128	1,252	1,380	82	1,298
Patents		84	57	27	70	54	16
Patents pending		221		221	184	—	184
Technology	10	10,950	1,522	9,428	10,950	975	9,975

Total Intangibles	11.4	$15,860	$2,217	$13,643	$15,809	$1,454	$14,355
Amortization expense for the six months ended September 29, 2006 was approximately $760,000. Patent amortization expense was approximately $3,000 for the six months ended September 29, 2006. The current patents held by the Company have remaining useful lives ranging from 2 years to 20 years, with a weighted average remaining useful life of 3.5 years. Assuming no impairment to the intangible value, future amortization expense for intangible assets and patents are as follows:

Intangible Assets		Patents
2007 (6 months)	$761,000	2007 (6 months)	$3,000
2008	1,521,000	2008	5,000
2009	1,521,000	2009	5,000
2010	1,454,000	2010	2,000
2011	1,358,000	2011	2,000
2012 & after	6,780,000	2012 & after	10,000
Total	$13,395,000	Total	$27,000
Patent pending costs of $221,000 will be amortized beginning the month the patents are granted.
Note 5. Debt
Line of Credit and Short Term Debt
The Company has a revolving line of credit from a regional bank, which provides for borrowings up to $3.0 million. The line allows for borrowings on 80% of eligible accounts receivable and 40% on eligible inventory, as defined, limited to $1.5 million. All business assets of the Company secure the line. Repayment is interest only, monthly, with principal due at maturity, January 2, 2007. Interest is computed at the Wall Street Journal Prime plus 1/2% with a floor rate of 6.5%. The Company has classified the entire note as a current liability, while we renegotiate loan covenants. The prime interest rate was 8.25% at September 29, 2006.
Debt & Notes Payable
During FY2006 $3.475 million of the $5 million Convertible debt (Convertible Debt 1st Tranche) was converted into 1,792,000 shares. At September 29, 2006 the Convertible Debt 1st Tranche balance was $1.4 million (net of debt discount).
In September 2005, the Company issued $1.0 million of convertible debt with warrants to purchase 170,164 shares of common stock (Convertible Debt 2nd Tranche). The Company valued the warrants and beneficial conversion feature at $1,000,000 and recorded an increase to additional paid-in-capital amounting to $1.0 million. The Company recognized in FY 2006 a $1,000,000 debt discount on the $1.0 million principal value of the convertible note payable and amortized the debt discount over the life of the note. The note was converted in November 2005 into 472,678 shares of Class A common stock and the debt discount was fully amortized to non-cash interest expense in FY 2006.
In March 2006, the Company issued $4.0 million of convertible debt (Convertible Debt 2nd Tranche) with warrants to purchase 680,658 shares of common stock. The Company valued the warrants and recorded an increase to additional paid-in-capital amounting to $2.7 million using the “Intrinsic Value” approach. Accordingly, the Company recognized a $2.7 million debt discount on the $4.0 million principal value of the convertible note payable and is amortizing the debt discount to interest expense over the life of the note. At September 29, 2006 the Convertible Debt 2nd Tranche was $1.9 million (net of the debt discount).
The Company also has a term loan from a regional bank. The loan is guaranteed by all of the Company’s, and its subsidiaries, assets excluding Picometrix LLC intellectual property. Repayment is principal of $75,000 per month, plus interest, until maturity on May 2, 2008. Interest is computed at the Wall Street Journal Prime plus 1% with a ceiling of 7.75% and a floor of 6%. The Company has classified the entire note as a current liability, while we renegotiate loan covenants. The prime interest rate was 8.25% as of September 29, 2006.
The Michigan Economic Development Corporation (MEDC) entered into two loan agreements with Picometrix LLC, one in 2004 (MEDC-loan 1) and one in 2005 (MEDC-loan 2). Both loans are unsecured. MEDC-loan 1 is for an amount up to $1,024,000 with an interest rate of 7% and is fully amortized by the end of an eight (8) year period (ending on September 15, 2012). Interest is accrued during the first four years, but not paid, after which time principal plus accrued interest is paid over the remaining four years. On September 15, 2004 the Company borrowed $750,000 against the $1.0 million.
MEDC-loan 2 is for an amount up to $1.2 million with an interest rate of 7% and is fully amortized by the end of a six (6) year period (ending on September 15, 2011). Interest is accrued during the first two years and paid ratably over the third year. Beginning in the fourth year principal and accrued interest is paid over the remaining three years. On September 15, 2005 the Company borrowed $600,000 against the $1.2 million.
Convertible Promissory Notes Payable
In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $3,165,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Notes.
In connection with the placement of the Convertible Notes in October 2004, September 2005 and March 2006, the Company issued detachable warrants granting the holders the right to acquire 1,446,398 shares of the Company’s common stock at $1.78 per share. The warrants expire five years from the date of registration. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF -0027”), the Company recognized the value attributable to the warrants in the amount of $1,881,000 to additional paid-in capital and a discount against the Convertible Notes. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.9%, a dividend yield of 0%, and volatility of 72%, 52% and 52%, respectively.
The debt discount attributed to the beneficial conversion feature and value of the warrants issued is amortized over the Convertible Note’s maturity period (three year) as interest expense. In Q2 & Q3 of FY 2006, $3,475,000 and $1,000,000, respectively of the Convertible Notes were converted to the Company’s common stock, and accordingly, that portion of the un-amortized debt discount was charged to interest expense. Additionally, in FY 2006, the un-amortized debt discount of $331,000 on the warrants associated with the convertible notes was charged to interest expense.
The Company recorded non-cash interest expense in the amount of $346,000 during the three month period ended September 29, 2006 in connection with the Convertible Notes discount compared to the comparable prior year quarter of $790,000. For the six month periods ended September 29, 2006 and September 25, 2005, the Company recorded non-cash interest expense in the amount of $640,000 and $891,000, respectively.
Related Party Debt
As a result of the acquisition of Picotronix, Inc. (dba Picometrix), the stockholders of Picometrix received four-year API promissory notes in the aggregate principal amount of $2.9 million (“Debt to Related Parties”). The notes are payable in four annual installments with the first being a payment of $500,000 paid May 2006, the second being a payment of $550,000 due May 2007, the third being a payment of $900,000 due May 2008 and the fourth being a payment of $950,500 due May 2009. The notes bear an interest rate of prime plus 1.0% and are secured by all of the intellectual property of Picometrix. API has the option of prepaying the debt to related parties without penalty. Note holders include Robin Risser and Steve Williamson, the Company’s CFO and CTO respectively.

     Debt Maturity Table (in 000’s)

	Balance						FY2012
	9/29/06	FY2007	FY2008	FY2009	FY2010	FY2011	& Beyond
Bank Term Loan –SBB&T	$1,500	$450	$900	$150
Credit Line –SBB&T	1,000	1,000
MEDC- loan 1	750			109	188	188	265
MEDC – loan 2	600			117	200	200	83
Convertible Debt 1st Tranche	1,525		1,525
Discount on convertible note 1st	(159)	(74)	(85)
Convertible Debt 2nd Tranche	4,000		4,000
Discount on convertible note 2nd	(2,092)	(814)	(1,278)
Debt to Related Parties	2,401		550	900	951
Capital leases	5	5
TOTAL	$9,530	$567	$4,612	$1,276	$1,339	$388	$348
Note 6. Equity
Shareholders Equity Transactions
During the period ended September 29, 2006, API stock option holders exercised rights to purchase 68,000 shares of Class A Common Stock at approximately $1.01 per share resulting in cash to the Company of approximately $68,700.
Note 7. Loss Per Share
Net Income (Loss) Per Share
Net income (loss) per share calculations is in accordance with SFAS No. 128, “Earnings per Share”. Accordingly, basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for each year. The impact of Statement 128 on the calculation of earnings per share is as follows:

	Three months ended		Six months ended
	September 29,	September 25,	September 29,	September 25,
	2006	2005	2006	2005
		Restated		Restated
BASIC AND DILUTED
Average Shares Outstanding	19,026,000	17,252,000	19,003,000	16,192,000
Net Loss	$(1,124,000)	$(1,624,000)	$(2,357,000)	$(1,859,000)
Basic and Diluted Loss Per Share	$(0.06)	$(0.09)	$(0.12)	$(0.11)
The dilutive effect of stock options outstanding at September 29, 2006 and September 25, 2005 was not included in the calculation of diluted loss per share for the three-month and six-month periods because to do so would have had an anti-dilutive effect as the Company had a net loss for each of these periods. The weighted average number of shares excluded from the diluted loss per share computation was approximately 3.5 million and 2.5 million for the three month and six-month periods ended September 29, 2006 and September 25, 2005, respectively.
Note 8. Subsequent Events
     None

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
Results of Operations
Revenues
The Company predominantly operates in one industry segment, light and radiation detection devices that it sells to multiple markets including telecommunications, industrial sensing/NDT, military/aerospace, medical, and homeland security. Revenues by market consisted of the following:

	Three months ended				Six months ended
Revenue	Sept. 29, 2006%		Sept. 25, 2005%		Sept. 29, 2006%		Sept. 25, 2005%
Telecommunications	$1,761,000	30%	920,000	18%	$2,505,000	21%	$1,425,000	14%
Industrial Sensing/NDT	2,403,000	41%	2,049,000	39%	4,814,000	42%	4,212,000	41%
Military/Aerospace	1,138,000	19%	1,225,000	24%	3,006,000	26%	2,439,000	24%
Medical	481,000	8%	446,000	9%	1,115,000	10%	1,144,000	11%
Homeland Security	95,000	2%	553,000	10%	106,000	1%	1,051,000	10%

Total Revenue	$5,878,000	100%	$5,193,000	100%	$11,546,000	100%	$10,271,000	100%

The Company’s revenues for the quarter ended September 29, 2006 were $5.9 million, an increase of $0.7 million, or 13% over revenues of $5.2 million for the quarter ended September 25, 2005. YTD revenues are 12% higher than the previous six-month period, or $1.3 million
The Company had substantial growth in the telecommunications market in the 2nd quarter ended September 29, 2006 (Q2 2007) as compared to the quarter ended September 25, 2005 (Q2 2006). Telecommunications market revenues were $1.761 million, an increase of 91% (or $841,000) over Q2 2006 revenues of $920,000. Medical market revenues were $481,000, an increase of 8% (or $35,000) over Q2 2006 revenues of $446,000. Industrial Sensing/NDT market revenues increased to $2.4 million an increase of 17% (or $354,000) over Q2 2006 revenues of $2.05 million. Military/aerospace market revenues were $1.14 million, a decrease of 7% (or $87,000) over comparable prior period revenues of $1.22 million. Homeland Security revenues of $95,000 decreased $458,000 (or 83%) compared to Q2 2006 revenues of $553,000, due to the continued delay in government Terahertz development contracts from the Transportation Security Administration (TSA).
Revenues for the six months ended September 29, 2006 are $11.5 million, an increase of $1.3 million or 12% over the comparable revenues of $10.3 million for the six months ended September 25, 2005, due to substantial growth in the telecommunications, industrial sensing/NDT and military/aerospace markets. Telecommunications market revenues were $2.5 million, an increase of 76% (or $1.08 million) over the comparable prior period revenues of $1.42 million. Military/aerospace market revenues were $3.01 million, an increase of 23% (or $567,000) over comparable prior period revenues of $2.44 million. Industrial Sensing/NDT market revenues increased to $4.8 million, an increase of 14% (or $602,000) over the comparable prior period revenues of $4.21 million. Homeland Security revenue of $106,000 is down $945,000 (or 90%) compared to prior revenues of $1.05 million and medical revenue of $1.115 million is lower by $29,000 compared to the prior year revenue of $1.144 million.

The Company expects continued strong revenue growth led by high growth in the telecommunications market. The Company expects to continue to experience uneven quarterly revenue in the homeland security market due primarily to the unpredictable nature of the timing of government development contracts.
Costs and expenses
Cost of product sales for Q2 2007 was $3.0 million (or 51% of sales) as compared to $3.1 million (or 59% of sales) for Q2 2006. The improvement in cost of product sales as percent of sales is attributable to product mix. As a result, Q2 2007 gross profit of $2.9 million (or 49% of sales) increased $.8 million (or 38%) over Q2 2006 gross profit of $2.1 million (41% of sales).
Cost of product sales for the six months ended September 29, 2006 was $6.2 million (or 54% of sales) as compared to $6.0 million (or 58% of sales) for the six months ended September 25, 2005. The improvement in cost of product sales as percent of sales is primarily attributable to product mix. As a result, gross profit increased to $5.4 million (or 46% of sales) for the six months ended September 29, 2006, from $4.3 million (42% of sales) for the comparable six months ended September 25, 2006, an increase of 25%.
Research and development (R&D) expenses increased by $217,000 (or 27%) to $1,019,000 during Q2 2007 compared to $802,000 in Q2 2006. The increase in R & D expenses is the result of non-recurring expenses from the wafer fabrication consolidation of $88,000 and the Company’s investment in high-speed optical receiver and terahertz product platforms of $129,000.
Research and development (R&D) expenses increased by $741,000 (or 59%) to approximately $2.0 million during the six months ended September 29, 2006 compared to approximately $1.25 million for the comparable six months ending September 25, 2005. The increase in R & D expenses is the result of non-recurring expenses from the wafer fabrication consolidation of $121,000 and the Company’s investment in high-speed optical receiver and terahertz product platforms of $620,000. Excluding the non-recurring R&D expenses for the wafer fabrication consolidation, R&D expenses for the six month period ended September 29, 2006 were approximately $1.87 million. We expect that future R&D expenses will be at least the same level or greater during the current fiscal year, as we continue our investment in our high growth opportunities.
Marketing and sales expenses decreased by $54,000 (or 11%) to $452,000 in Q2 2007, which is 8% of sales as compared to $506,000 (or 10% of sales) for Q2 2006. The decrease was primarily attributable to the variability of the timing of expenses associated with field sales, field-engineering support and corresponding marketing plans.
Marketing and sales expenses increased by $154,000 (or 19%) to $984,000 for the six months ended September 29, 2006, which is 9% of sales as compared to $830,000 (or 8% of sales) for the comparable six months ended September 25, 2005. The increase was primarily attributable to the high-speed optical receivers’ product platform growth initiatives, including the growth of external field sales, field engineering support and development of the corresponding internal sales organization. The Company has largely completed the expansion of the domestic field sales force for the high-speed optical receiver (HSOR) and opto-solutions product platforms. The company is continuing to expand its HSOR international distribution in European and Asian markets. The Company is expanding its business development function in the Terahertz product platform for industrial/NDT and homeland security markets and is committed to expanding its business development function in all product platforms for the military market. As a result, further increases in compensation, travel and related expenses during fiscal 2007 for these purposes are anticipated.
Total general and administrative expenses increased by $445,000 (31%) to approximately $1.9 million in Q2 2007 as compared to $1.46 million in Q2 2006. This increase was primarily the result of increased operating expenses of $186,000, the adoption of 123R for the non-cash expensing of stock option grants of $66,000, the non-cash increase in depreciation and intangible asset amortization of $60,000 and one-time severance expense of approximately $133,000. Expressed as a percentage of net sales, general and administrative expenses represented 32.3% in Q2 2007 as compared to 28.0% in Q2 2006.
Total general and administrative expenses increased by $771,000 (27%) to approximately $3.58 million for the six months ended September 29, 2006 as compared to $2.81 million for the six months ended September 25, 2005. This increase was primarily the result of increased operating expenses of $212,000, a $243,000 increase in non-cash depreciation and intangible amortization expense, the adoption of 123R for the non-cash expensing of stock option grants of $183,000 and a one-time severance expense of $133,000. Expressed as a percentage of net sales, general and administrative expenses represented 31.0% for the six months ended September 29, 2006 as compared to 27.3% for the prior year comparable period. The Company expects G&A expenses to remain relatively stable except for expenses relating to Sarbanes-Oxley Act section 404. Section 404, internal controls, requires the Company to be compliant by fiscal year ending March 2008, based on current market capitalization. External costs required to be in compliance will materially increase over the next two years.
Interest income in Q2 2007 totaled approximately $ 59,000, an increase of $54,000 over Q2 2006, due primarily to interest earned on substantially higher cash and cash equivalent balances invested at higher rates of interest.
Interest income for the six months ending September 29, 2006 totaled approximately $116,000, an increase of $102,000 over the six months ended September 25, 2005, due primarily to interest earned on substantially higher cash and cash equivalent balances invested at higher rates of interest
Interest expense for the Q2 2007 was $609,000 compared to $981,000 in Q2 2006, a decrease of $372,000. This decrease was primarily attributable to a decrease in the non-cash interest expense amortization of the convertible note discount of $444,000 offset by an increase in interest expense of $72,000 which was primarily attributable to the increased interest expense on the convertible notes recorded at prime plus 1%.
Interest expense for the six months ended September 29, 2006 was $1,162,000 compared to $1,253,000 for the six months ended September 25, 2005, a decrease of $91,000. This decrease was primarily attributable to a decrease in the non-cash interest expense amortization of the convertible note discount of $251,000 offset by an increase in interest expense of $160,000 which was primarily attributable to the increased interest expense of $70,000 on the convertible notes and $67,000 on bank debt, both payable at prime plus 1%.
Net loss for Q2 2007 was $1,124,000, as compared to net loss of $1,624,000 in Q2 2006. The decreased loss of approximately $500,000 is comprised primarily of increased gross profit of $765,000 and a decreased interest expense of $372,000, offset primarily by an increase of SG&A expenses of $391,000, an increase in R&D expenses of $217,000, which includes an increase in non-recurring wafer fabrication consolidation expenses of $88,000. Non-cash operating expenses for the three months ended September 29, 2006 were $1,068,000 compared to $1,413,000 for the three months ended September 25, 2005, an decrease of $345,000 which is primarily the result of increased G&A expense of $66,000 as a the result of the adoption of 123R for the expensing of stock option grants and a interest expense decrease of $444,000 related to convertible notes’ discount amortization.
Net loss for the six months ended September 29, 2006 was $2.36 million, as compared to net loss of $1.86 million for the six months ended September 25, 2005. The increase of approximately $498,000 in losses is primarily comprised of, increased SG&A of $926,000 and increased R&D expense of $741,000, which includes non-recurring expenses from wafer fabrication consolidation of $121,000. These increases are offset by an increase in gross margin of $1,085,000 and a decrease in interest expense of $91,000. Non-cash operating expenses for the six months ended September 29, 2006 were $2,126,000 compared to $1,968,000 for the six months ended September 25, 2005, an increase of $158,000 which is primarily the result of increased G&A expense of $183,000 as a the result of the adoption of 123R for the expensing of stock option grants, an interest expense decrease of $251,000 related to convertible notes’ discount amortization and an increase in the intangible amortization expenses of $170,000.
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

Liquidity and Capital Resources
At September 29, 2006, the Company had unrestricted cash and cash equivalents of $4.8 million, a decrease of $1.1 million from the March 31, 2006 balance of $5.9 million. The decrease is attributable to capital expenditures of wafer fabrication equipment in Q2 2007. The Company believes that current cash levels combined with our revolving line of credit will be sufficient for our 2007 fiscal year.
The Company maintains a revolving line of credit with a regional bank that provides for borrowings up to $3.0 million, based on 80% of the Company’s eligible accounts receivable and 40% of the Company’s eligible inventory, subject to certain limitations as defined by the agreement. At September 29, 2006, the outstanding balance on the line was $1.0 million. All business assets of the Company secure the line. As most recently amended, repayment is interest only monthly, with principal due at maturity date on January 2, 2007. Interest is computed at the prime rate as published in the Wall Street Journal plus 1/2% with a floor of 6.5%. The prime interest rate was 8.25% at September 29, 2006.
The Company anticipates capital expenditures in FY 07 of approximately $2.2 million, primarily due to equipment and facility expenditures associated with the wafer fabrication consolidation into the Ann Arbor, Michigan facility. The Company has a bank line of credit of $3.0 million of which $1 million has been used and Michigan Economic Development Corporation (MEDC) long-term note commitments of $2.2 million, of which $1.35 million has been used. The company does not anticipate requiring additional sources of financing for FY 07.
Operating Activities
Net cash provided by operating activities of $420,000 for the six months ended September 29, 2006 was primarily the result of net operating loss of $(2.357) million and an increase in inventories of $(392,000), offset by a decrease in accounts receivable of $930,000 and prepaid expenses of $97,000, an increase in accounts payable and other liabilities of $16,000, depreciation and amortization of $1.303 million, $640,000 amortization of convertible note discount and stock compensation (123R) of $183,000.
Investing Activities
Net cash used in investing activities was $832,000 for the six months ended September 29, 2006. Capital expenditure activity for Q2 2007 accounted for $782,000 of the cash used, and patent expenditures were $50,000 for the first six months of fiscal year 2007. During the 1st two quarters, the company has spent $529,000 in capital for the Wafer Fabrication consolidation.
Financing Activities
Net cash used in financing activities was $737,000 for the six months ended September 29, 2006. This reflects the principal payment on the term loan of $450,000 and the annual note payable to related parties of $500,000. Employees exercised stock options providing the company proceeds of approximately $213,000. The Company is exposed to interest rate risk for marketable securities. We continually monitor interest rates and will attempt to utilize the best possible avenues of investment as excess cash becomes available.
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
Purchase Commitments We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business. Commitments to purchase inventory at above-

market prices have been reserved. Certain supply contracts may contain penalty provisions for early termination. Based on current expectations, we do not believe that we are reasonably likely to incur any material amount of penalties under these contracts.
Other Contractual Obligations We do not have material financial guarantees that are reasonably likely to affect liquidity.
Summary of Contractual Obligations and Commitments A summary of our future contractual payments related to debt, lease obligations, and non-cancelable open purchase orders is as follows

		Non-Cancelable
	Operating	Purchase
Period ending Sept. 29, 2006	Leases	Orders	Total
2007(6 months)	$576,000	$1,634,000	$2,210,000
2008	1,115,000	—	1,115,000
2009	1,035,000	—	1,035,000
2010	704,000	—	704,000
2011	176,000	—	176,000
2012 and thereafter	—	—	—

Total	$3,606,000	$1,634,000	$5,240,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk
At September 29, 2006, all of the Company’s interest rate exposure is linked to the prime rate, subject to certain limitations. As such, we are at risk to the extent of changes in the prime rate and do not believe that moderate changes in the prime rate will materially affect our operating results or financial condition. The interest rate risk is hedged by an interest rate cap of 7.75% on the term loan of $2,700,000 relating to the purchase of Picometrix.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures - Our Chief Executive Officer and Chief Financial Officers (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation. API management reconfigured our Corporate and Camarillo accounting and disclosure controls and transferred certain accounting and external reporting functions to our Ann Arbor office. We will continue to review and assess future needs and responsibilities in all locations and may make future changes. We believe that these changes may have a material affect on our internal controls and procedures. It is management opinion that this will reduce costs and strengthen controls and procedures upon completion.
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
Advanced Photonix, Inc.
    (Registrant)
November 13, 2006
/s/ Richard Kurtz
Richard Kurtz
Chairman, Chief Executive Officer
And Director
/s/ Robin Risser
Robin Risser
Chief Financial Officer
And Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibits
31.1	Certificate of the Registrant’s Chairman, Chief Executive Officer, and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Registrant’s Chief Financial Officer, and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002