Form 10-K/A
period 2005-03-27
ADVANCED PHOTONIX INC
filed 2006-11-14
CIK 869986

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 27, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-11056
ADVANCED PHOTONIX, INC. ®
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
Common Stock, $.001 Par Value
Class A Common Stock
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Total revenues for registrant’s fiscal year ended March 27, 2005 were $14,802,761.
As of September 26, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $24,000,000.
As of June 17, 2005 there were 16,087,631 shares of Class A Common Stock and 31,691 shares of Class B Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting for 2005 are incorporated by reference in Part III.

EXPLANATORY NOTE
In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $3,165,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Notes.
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
The Company recorded non-cash interest expense in the amount of $176,000 during the year ended March 27, 2005 in connection with the Convertible Notes.
The changes to the Balance Sheet and Statement of Operations as of and for the year ended March 27, 2005 are as follows:

Balance Sheet	As Reported	Restated
Long-term debt, less current portion	4,859,000	3,832,000
Total long-term debt	4,861,000	3,834,000
Additional paid-in capital	27,995,000	29,198,000
Accumulated deficit	(12,731,000)	(12,907,000)
Total shareholders’ equity	15,277,000	16,304,000

Consolidated Statement of Operations	As Reported	Restated
Interest expense, warrant fair value	—	176,000
Total other Income (expense)	(146,000)	(322,000)
Net Income (Loss)	5,254,000	5,078,000
Basic earnings (loss) per share	$0.39	$0.38
Diluted earnings (loss) per share	$0.34	$0.33

PART I
Item 1. Business
General
Advanced Photonix, Inc. ® (the “Company”), was incorporated under the laws of the State of Delaware in June 1988. The Company is engaged in the development and manufacture of custom optoelectronic solutions, serving a variety of global Original Equipment Manufacturer (OEM) markets. While the Company specializes in silicon-based custom photodiode assemblies, its product families range from custom light detection assemblies, including its patented Avalanche Photodiode technology, to light emitting diode (LED) assemblies. The Company supports the customer from the initial concept and design phase of the product, through to full-scale production and test. The Company has two manufacturing and wafer fabricating facilities; one in Camarillo, CA and one in Dodgeville, WI.
Products & Technologies
The Company designs and manufactures silicon-based optoelectronic components and assemblies for a global OEM customer base. The core technology used in the majority of the Company’s products is silicon-based photodiodes. Photodiodes sense light of varying wavelengths and intensity and convert that light into electrical signals. The Company manufactures photodiodes of varying complexity, from basic PIN (positive-intrinsic-negative) photodiodes to the more sophisticated avalanche photodiode (APD). The APD is a specialized silicon photodiode capable of detecting very low light levels due to an internal gain phenomenon known as avalanching. All devices are designed by the Company’s experienced engineering staff, and fabricated in two state-of-the-art clean rooms. The Company’s basic products and technologies include the following:
•	Silicon PIN photodetectors — spectrally enhanced, both single and multi-element
•	Silicon high resistivity p-type detectors
•	Silicon APDs – discrete, with and without thermoelectric coolers, and with integrated modules
•	Photodetector hybrids, which include signal amplification circuitry within the detector package
•	Custom LED assemblies and LED displays
•	FILTRODE® — patented technology integrating optical filters directly on photodiode chips
Markets
These products serve customers in a variety of global markets, typically North America, Asia, Europe and Australia. The target markets and applications served by the Company are as follows:
Military & Aerospace:
•	Missile guidance

•	Laser range finders

•	Laser training systems

•	Heads-up displays

•	Satellite positioning

Industrial & Commercial:
•	Optical encoders

•	Laboratory instrumentation

•	Baggage/Cargo scanners

•	Bar code scanners

•	Laser positioning systems
Medical:
•	Blood analysis, including pulse oximetry and glucometry

•	Bacteriology

•	Medical imaging
Automotive:
•	Laser detection

•	Adaptive cruise control

•	Automatic power windows

•	Drive-by-wire
Communications:
•	VCSEL monitor

•	Pump laser monitor

•	Wireless communication
One of the key competitive advantages held by the Company is its ability to supply detector assemblies for high reliability (Hi-Rel) applications, including military and commercial aerospace. Hi-Rel devices are designed, manufactured and tested to function in severe environmental conditions. The Company has many years of experience in supplying Hi-Rel devices that demand modern wafer fabrication techniques, a dedicated assembly area, and a sophisticated test lab. These assembly and test capabilities meet several military approvals, including MIL-PRF-19500, MIL-STD-883 and MIL-STD-750. Hi-Rel products manufactured by the Company include:
•	Multi-element hybrid assemblies used on the U.S. Navy’s Rolling Airframe Missile (RAM) developed by Raytheon
•	Narrow and wide field-of-view detectors used in Tube-launched Optically-tracked Wire-guided (TOW) missile tracking systems
•	LED arrays for use in thermal image displays in military night vision applications
•	Quadrant photodetectors used in the autocollimator for airborne navigation/FLIR (Forward Looking Infrared) pods and “smart bombs”
•	Opto assemblies for biological and blood analysis
•	Assemblies used in automotive distance control systems
Recent Developments
In March 2005, the Company formed a new subsidiary, Michigan Acquisition Sub, LLC (“Newco”), a Delaware limited liability company, for purposes of entering into an Agreement and Plan of Merger with Picotronix, Inc. (doing business as and referred to herein as “Picometrix”), a Michigan corporation, whereby Picometrix merged with and into Newco, with Newco being the surviving entity. The merger was completed in May 2005. The merger consideration was determined through arm’s-length negotiations between the parties. (See Item 7. “Management’s Discussion and Analysis of Financial Condition” and Results of Operations and Item 8. “Notes to the Consolidated Financial Statements” for more information on the transaction.)
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
Research and Development
Since its inception in June 1988, the Company has incurred material research and development expenses, with the intent of commercializing these investments into profitable new standard and custom product offerings. During the fiscal years ended in 2005, 2004, and 2003, research and development expenses amounted to $146,000, $280,000, and $511,000 respectively. The Company expects that continued research and development funding will be required for new projects as well as the continuing development of new derivatives of the Company’s current product line, and for the commercialization of these products. The Company has in the past, and will continue to pursue customer funded, as well as internally funded, research and development projects when they are in support of the Company’s development objectives.
During the last fiscal year, the Company shifted its primary research and development focus from overall APD development to those projects which have strong existing markets and can be transitioned to full commercialization in a relatively short period of time. As we begin the new fiscal year, the following research and development projects are currently underway:
•	APD performance enhancements – designed specifically for certain military and medical imaging applications
•	Silicon PIN photodiodes, which are being developed to meet unique customer requirements, such as higher speeds, lower electrical noise, and unique multi-element geometries.
•	Additional applications leveraging the Company’s patented Filtrode™ family, integrating a variety of filters onto a detector chip
•	Position Sensitive Devices – the Company is broadening its offering of these devices with improved performance for industrial sensing markets
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
Customers normally purchase the Company’s products and incorporate them into products that they in turn sell in their own markets on an ongoing basis. As a result, the Company’s sales are dependent upon the success of its customers’ products and its future performance is dependent upon its success in finding new customers and receiving new orders from existing customers.
Marketing
The Company markets its products in the United States and Canada through its own technical sales engineers and through independent sales representatives. International sales, including Europe, the Middle East and Pacific Rim, are conducted through foreign distributors (see Note 1 to the Financial Statements). The Company’s products are primarily sold as components or assemblies to original equipment manufacturers (OEM’s). The Company markets its products and capabilities through industry specific channels, both on the internet and in print through trade journals.
Competition
The Company competes with a range of companies for the custom optoelectronic and silicon photodetector requirements of customers in its target markets. The Company believes that its principal competitors for sales of custom devices are small to medium size companies. Because the Company specializes in custom devices requiring a high degree of engineering expertise to meet the requirements of specific applications, it generally does not compete to any significant degree with other large United States, European or Pacific Rim manufacturers of standard “off the shelf” optoelectronic components or silicon photodetectors.
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
There can be no assurance that any issued patents will provide the Company with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent owned by the Company, or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and to prevent the infringement of a patent could be substantial. Furthermore, there can be no assurance that the Company’s APD technology will not infringe on patents or rights owned by others, licenses to which might not be available to the Company. Based on limited patent searches, contacts with others knowledgeable in the field of APD technology, and a review of the published materials, the Company believes that its competitors hold no patents, licenses or other rights to the APD technology which would preclude the Company from pursuing its intended operations.
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
Employees
At June 17, 2005 (and subsequent to the merger with Picometrix) the Company had 156 employees, comprised of 148 full time employees (including 4 officers) and 9 part time employees. Included are 19 engineering and development personnel, 11 sales and marketing personnel, 111 operations personnel, and 15 general and administrative personnel (including 4 officers). The Company may, from time to time, engage personnel to perform consulting services and to perform research and development under third party funding. In certain cases, the cost of such personnel may be included in the direct cost of the contract rather than in payroll expense.

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
Item 3. Legal Proceedings
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company’s Class A Common Stock is traded on the American Stock Exchange (AMEX) under the symbol “API”.
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

Common Stock[1]
High	3.21	1.05	2.57	1.89	1.85	2.51	2.17	2.45
Low	2.02	.87	1.65	.88	1.57	1.37	1.64	1.66

[1] Price ranges on the American Stock Exchange
The Company has never paid any cash dividends on its capital stock. The Company intends to retain earnings, if any, for use in its business and does not anticipate that any funds will be available for the payment of cash dividends on its outstanding shares in the foreseeable future. The holders of Common Stock will not be entitled to receive dividends in any year until the holders of the Class A Redeemable Convertible Preferred

Stock receive an annual non-cumulative dividend preference of $.072 per share. To date, a total of 740,000 shares of Class A Redeemable Convertible Preferred Stock have been converted into 222,000 shares of Class A Common Stock, leaving outstanding 40,000 shares of Class A Redeemable Convertible Preferred Stock. The aggregate non-cumulative annual dividend preference of such Class A Redeemable Convertible Preferred Stock is $2,880. There is no public market for the Company’s Class A Redeemable Convertible Preferred Stock or Class B Common Stock; however, such stock is convertible into Class A Common Stock at the option of the holder and upon transfer by the holder of the Class A Redeemable Convertible Preferred Stock.
Item 6. Selected Financial Data
The selected financial data for each of the five years presented below is derived from our audited consolidated financial statements and should be read in conjunction with the consolidated financial statements, the notes to the consolidated financial statements, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, all of which are contained in this report on Form 10-K.

	(in thousands, except per share data)
	2005	2004	2003	2002	2001
	restated
Net Sales	$14,803	$12,401	$9,147	$6,931	$6,806

Gross Profit	$4,732	$4,297	$2,699	$2,761	$2,544
as a percentage of Sales	32%	35%	30%	40%	37%

Net Income (Loss) from Continuing Operations	$5,078	$794	$(803)	$(284)	$212

Earnings (Loss) Per Common Share - Basic	$0.38	$0.06	$(0.06)	$(0.02)	$0.02
Earnings (Loss Per Common Share - Diluted	$0.33	$0.06	$(0.06)	$(0.02)	$0.02
Weighted Average Common Shares Outstanding	13,461	13,400	12,356	12,209	12,204

Total Assets	$23,355	$12,574	$11,552	$9,255	$9,476

Current Liabilities	$3,185	$2,858	$2,640	$612	$523
Long Term Liabilities	$3,834	$11	$22	$—	$—
Class A Redeemable Convertible
Preferred Stock	$32	$32	$32	$32	$32
Shareholders’ Equity	$16,304	$9,673	$8,858	$8,611	$8,921

Working Capital	$11,261	$5,802	$4,811	$7,461	$7,953
Dividends declared on Capital Stock	$—	$—	$—	$—	$—

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation
Application of Critical Accounting Policies
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
TABLE OF CONTRACTUAL OBLIGATIONS
The following table sets forth the contractual obligations of the Company at March 27, 2005.

CONTRACTUAL OBLIGATIONS		PAYMENTS DUE BY PERIOD
	Total	Less than 1			More than 5
	Restated	year	1 – 3 years	3 – 5 years	years
Long-term debt	5,000,000	—	5,000,000	—	—
Discount on convertible notes	(1,168,000)	(939,000)	(229,000)
Capital lease obligations	13,000	11,000	2,000	—	—
Operating lease obligations	1,488,000	434,000	1,054,000	—	—
Purchase Obligations	875,000	875,000	—	—	—
Other long-term liabilities reflected on the registrant’s balance sheet under GAAP	—	—	—	—	—

Total	6,208,000	381,000	5,827,000	—	—

RESULTS OF OPERATIONS
Fiscal year 2005 Compared to Fiscal Year 2004
REVENUES
The Company’s revenues for the fiscal year ended March 27, 2005 (2005) were $14.8 million, an increase of $2.4 million, or 19% from revenues of $12.4 million for the fiscal year ended March 28, 2004 (2004).
Approximately $500,000 of the increase was attributable to revenues from Photonic Detectors, Inc. (PDI), which the Company acquired in December 2004. The remaining increase reflects an overall increase in shipments to customers in each of the Company’s major market segments over the prior year. As has been the trend for most of the current fiscal year, the most significant revenue increases are coming from the medical and industrial sensing segments, which increased by 34% and 17% respectively over the prior year and account for $1.5 million of the total increase. Similarly, sales to the military aerospace and automotive markets have also increased, by 5% and 17% respectively, and account for approximately $400,000 of the remaining increase in net revenues. Stated as a percentage of net revenues, sales to the industrial sensing markets represent 44%, sales to the military aerospace markets represent 33%, medical is 17% and automotive is 5%.
As expected, the increased diversification and larger customer base achieved through the Company’s previous acquisitions resulted in net revenues which fully met our expectations for the most recent fiscal year. During the upcoming year, we expect to see continued revenue growth in our core silicon business, as well as a significant revenue increase resulting from our acquisition of Picometrix, Inc. which occurred in May 2005. As such, in fiscal 2006, we expect total revenues to increase by 65%-85% over fiscal 2005.
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
Total general and administrative expenses increased by $541,000 (25%) to $2.7 million in 2005 as compared to $2.2 million in 2004. Approximately 50% of the increase in general and administrative expenses is due to increased personnel and related expenses, including salaries, bonuses and benefits to support our growth objectives. In addition, total payroll was increased during the fourth quarter of fiscal 2005 as a direct result of the PDI acquisition, which was consummated on December 21, 2004. As part of our integration plan, selected PDI personnel were either offered a permanent position or requested to remain as an employee until a date specified by the Company. The net effect of the additional PDI personnel accounted for approximately $160,000 of the year to date increase. The remaining increases in general and administrative expenses were primarily due to acquisition investigation and related expenses, including consultants, legal, financing and other related expenses, which amounted to approximately $246,000 in total. In the upcoming year, general and administrative expenses will increase as needed to provide the infrastructure necessary to support the Company’s growth objectives
Interest income for 2005 totaled $43,000, an increase of $23,000 over 2004, due primarily to capital financing activities which resulted in higher cash balances available for short-term investment. Interest expense for the year was $330,000 as compared to $30,000 in 2004, also a result of capital financing activities, amortization of convertible notes discount of $176,000 and the related interest liabilities.
At March 27, 2005, the Company reversed 50% of its deferred tax valuation allowance, in the amount of $4,749,000. The deferred tax valuation allowance had previously been recorded at full value against its deferred tax assets, reducing the net value of the asset to zero. With the acquisition of both Photonic Detectors Inc. in December 2004 and Picometrix, Inc. in May 2005, the Company’s management has projected that the Company will generate sufficient future taxable income to utilize at least a portion of its accumulated NOL’s before they expire and has accordingly reduced the deferred tax asset valuation allowance to $4.7 million against a deferred tax asset of $9.5 million, bringing the net value of the deferred tax asset to $4.7 million at March 27, 2005. The reduction in the valuation allowance has been recorded as a deferred tax benefit in the statement of operations.
Net income for fiscal year 2005 was $5.1 million, including the $4.7 million adjustment made to reduce the deferred tax valuation allowance, as compared to $794,000 in 2004. Total acquisition-related expenses for fiscal year 2005 which were necessary to support our growth objectives amounted to $736,000 (which includes interest expense of $154,000, $176,000 amortization of convertible note discount, plus the $406,000 increased general and administrative expenses associated with PDI and other acquisition investigation activities, as noted above). Thus, excluding the net impact of the deferred tax asset adjustment and acquisition-related expenses, net income for fiscal 2005 would have been $1.1 million, or $0.08 per share.
Fiscal year 2004 Compared to Fiscal Year 2003
REVENUES
The Company’s revenues for the fiscal year ended March 28, 2004 (2004) were $12.401 million, an increase of $3.254 million, or 36%, from revenues of $9.147 million for the fiscal year ended March 30, 2003 (2003).

The increase was primarily attributable to the Company’s acquisitions of Silicon Sensors, Inc. and Texas Optoelectronics, Inc., both of which occurred during fiscal 2003. The increase in net product sales reflects significant increases in shipments to customers in each of the Company’s major market segments, the most notable coming from the military/aerospace segments, which increased 41% over the prior year and represent 37% of total revenues, or $4.64 million. Similarly, sales to the industrial sensing segments increased 28% over the prior year and represent 41% of total revenues, or $5.13 million. Sales to the medical markets, representing 15% of total revenues, increased 22% to $1.86 million, and sales to the automotive segment, which are directly attributable to the Texas Optoelectronics, Inc. acquisition, increased to $717,000 and represent 6% of total revenues, as compared to $203,000 representing 2% of total revenues in fiscal year 2003.
Revenues fell somewhat short of expectations because of changes in customer delivery schedules and other manufacturing issues. Nonetheless, we are pleased with the market stability and increased diversification that has been achieved as a result of our acquisitions and consolidation of the three companies.
COSTS AND EXPENSES
Cost of product sales increased to $8.10 million in 2004 from $6.45 million in 2003. Stated as percent of net sales, cost of product sales decreased 5 percentage points to 65%, bringing gross profit margin to 35% in 2004 as compared to 30% in fiscal year 2003. The improvement in gross margin is primarily attributable to a reduction in material costs which decreased to 25% as compared to 30% in the prior year. In addition, margins benefited from the consolidation of the Company’s acquired businesses and steps taken by the Company to maximize production efficiencies between its two facilities, including load and inventory sharing, inventory reduction plans, and other cost management techniques. Direct labor as a percentage of net sales remained relatively flat at 8% in 2004 as compared to 7% in 2003, as did other fixed and variable overhead expenses, which amounted to 32% for 2004 compared to 33% in 2003. The Company continually seeks ways to improve gross margin, and expects that the current margin of 35% is indicative of what can be expected in the future, given the current operational structure. Research and development (R&D) costs decreased by $231,000 (45%) to $280,000 during 2004 compared to $511,000 in 2003. R & D costs have fluctuated significantly over the past two years as we have restructured and refocused our efforts. During 2004, the Company discontinued projects which did not have a clearly identified customer demand in our current market segments. We expect R&D expenditures for fiscal year 2005 to be slightly higher than in 2004.
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
Total general and administrative expenses increased by $174,000 (9%) to $2.148 million in 2004 as compared to $1.974 million in 2003. The net increase in general and administrative expenses is primarily due to increased software support and travel costs, representing approximately $105,000. In addition, the Company posted increased consultant and non-compete expenses of $40,000 as well as an increase to its Directors & Officers liability insurance of $24,000. General and administrative expenses are expected to increase in fiscal year 2005, due to the addition of an in-house information technology specialist and the continued strengthening of the administrative infrastructure necessary to support the Company’s growth.

Interest income for 2004 totaled $20,000, a decrease of $50,000 over 2003. Interest expense for the year was $30,000 as compared to $13,000 in 2004. The decrease in interest income is primarily due to consistently low interest rates available throughout the past year and the increase in interest expense is due to obligations assumed through the acquisition of Texas Optoelectronics, Inc. as well as expenses associated with the Company’s secured line of credit. In addition, the Company reported a $40,000 net loss on sale of fixed assets, due primarily to the disposal or sale of select assets acquired from Texas Optoelectronics, Inc. for which the Company had no useful application.
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
At March 27, 2005, the Company had cash and cash equivalents of $1.5 million and working capital of $11.3 million. The Company’s cash and cash equivalents increased by $204,000 during the twelve months ended March 27, 2005, including $1.7 million transferred from short-term investments into cash. $5.0 million was obtained through private placement of a convertible note, of which $1.25 million remained in a restricted cash collateral account subject to release upon satisfaction of certain conditions (which conditions were subsequently met) (see Note 7 to the Consolidated Financial Statements for further information concerning this debt), and the balance was available for working capital and other requirements. Cash provided by operating activities totaled $228,000, which was net of significant outlays for inventories and prepaid capital finance expenses. $30,000 was derived through net increases in accounts payable, accrued expenses, and customer deposit liabilities. $193,000 was used for capital expenditures required primarily for necessary computer and manufacturing equipment upgrades or replacements.
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

Item 8. Financial Statements and Supplementary Data
The following financial statements of Advanced Photonix, Inc. are included in Item 8:

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.	18

FINANCIAL STATEMENTS:

Consolidated Balance Sheet, at March 27, 2005 and March 28, 2004	19-20

Consolidated Statements of Operations for the Years Ended March 27, 2005, March 28, 2004 and March 30, 2003	21

Consolidated Statements of Shareholders’ Equity for the Years Ended March 27, 2005, March 28, 2004 and March 30, 2003	22

Consolidated Statements of Cash Flows for the Years Ended March 27, 2005, March 28, 2004 and March 30, 2003	23-24

Notes to Consolidated Financial Statements	25-43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
     of Advanced Photonix, Inc.:
We have audited the accompanying consolidated balance sheets of Advanced Photonix, Inc. (the “Company”) as of March 27, 2005 and March 28, 2004 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years ended March 27, 2005, March 28, 2004 and March 30, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
/s/ Farber Hass Hurley McEwen, LLP
Formerly Farber & Hass LLP
May 27, 2005
except for note 2, as to which the date is November 8, 2006

ADVANCED PHOTONIX, INC.
CONSOLIDATED BALANCE SHEET

	Restated
	March 27, 2005	March 28, 2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,503,000	$1,299,000
Restricted cash	1,254,000	—
Investments	—	1,700,000
Accounts receivable, less allowance of $24,000 in 2005 and $56,000 in 2004	2,610,000	2,442,000
Note receivable from Picometrix, Inc.	4,228,000	—
Inventories, less allowance of $1,032,000 in 2005 and $925,000 in 2004	3,644,000	2,929,000
Deferred tax asset, current portion	644,000	—
Prepaid expenses and other current assets	563,000	290,000

Total current assets	14,446,000	8,660,000

EQUIPMENT AND LEASEHOLD IMPROVEMENTS, at cost	5,118,000	4,905,000
Less accumulated depreciation and amortization	(3,719,000)	(3,500,000)

Equipment and leasehold improvements, net	1,399,000	1,405,000

OTHER ASSETS:
Deferred tax asset, net of current portion and valuation allowance of $4,749,000	4,105,000	—
Goodwill, net of accumulated amortization of $353,000	2,421,000	2,421,000
Patents, net of accumulated amortization of $51,000 in 2005 and $47,000 in 2004	13,000	16,000
Non-compete agreement, net of current portion and accumulated amortization of $150,000 in 2005 and $119,000 in 2004	—	31,000
Prepaid capital finance expenses, net of current portion and accumulated amortization of $83,000 in 2005	315,000	—
Customer list of acquired company, net of current portion and accumulated amortization of $32,000 in 2005	481,000	—
Security deposits and other assets	175,000	41,000

Total other assets	7,510,000	2,509,000

TOTAL ASSETS	$23,355,000	$12,574,000

		(Continued)

ADVANCED PHOTONIX, INC.
CONSOLIDATED BALANCE SHEET — Continued

	Restated
	March 27, 2005	March 28, 2004
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Line of Credit	$1,000,000	$900,000
Accounts payable	1,053,000	772,000
Accrued salaries, wages and benefits	529,000	398,000
Current portion of capital lease payable	11,000	16,000
Customer deposits	271,000	747,000
Other accrued expenses	321,000	25,000

Total current liabilities	3,185,000	2,858,000

LONG TERM DEBT:
Convertible note payable, net of discount of $141,000	3,832,000	—
Capital lease payable, net of current portion	2,000	11,000

Total long term debt	3,834,000	11,000

COMMITMENTS AND CONTINGENCIES:
Class A Redeemable Convertible Preferred Stock, $.001 par value; 780,000 shares authorized; 2005 and 2004 - 40,000 shares issued and outstanding; liquidation preference $25,000	32,000	32,000

SHAREHOLDERS’ EQUITY:
Preferred stock, $.001 par value; 10,000,000 shares authorized; 780,000 shares designated Class A redeemable convertible; 2005 and 2004 - no shares issued and outstanding	—	—
Class A common stock, $.001 par value; 50,000,000 shares authorized; 5,780,191 shares reserved for future issuance 2005 – 13,512,631 shares issued and outstanding 2004 - 13,397,059 shares issued and outstanding	13,000	13,000
Class B common stock, $.001 par value; 4,420,113 shares authorized; 2005 and 2004 - 31,691 shares issued and outstanding	—	—
Additional paid-in capital	29,198,000	27,646,000
Accumulated deficit	(12,907,000)	(17,986,000)

Total shareholders’ equity	16,304,000	9,673,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$23,355,000	$12,574,000

See notes to consolidated financial statements.

ADVANCED PHOTONIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED MARCH 27, 2005 AND MARCH 28, 2004 AND MARCH 30, 2003

	2005	2004	2003
	Restated
SALES	14,803,000	12,401,000	9,147,000
COST OF GOODS SOLD	10,071,000	8,104,000	6,448,000

GROSS PROFIT	4,732,000	4,297,000	2,699,000
RESEARCH AND DEVELOPMENT EXPENSES	146,000	280,000	511,000
SELLING, GENERAL AND ADMINISTRATIVE EXPENSE	3,920,000	3,174,000	3,058,000

INCOME (LOSS) FROM OPERATIONS	666,000	843,000	(870,000)

OTHER INCOME (EXPENSE)
Interest income	43,000	20,000	70,000
Interest expense	(13,000)	(30,000)	(13,000)
Interest expense – convertible notes	(141,000)	—	—
Interest expense – warrant discount	(176,000)	—	—
Other, net	(35,000)	(34,000)	5,000

TOTAL OTHER INCOME (EXPENSE)	(322,000)	(44,000)	62,000
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES	344,000	799,000	(808,000)

PROVISION (BENEFIT) FOR INCOME TAXES
Provision (benefit) for income taxes — current	18,000	12,000	2,000
Provision (benefit for income taxes — deferred	(4,752,000)	(7,000)	(7,000)

TOTAL PROVISION (BENEFIT) FOR INCOME TAXES	(4,734,000)	5,000	(5,000)

NET INCOME (LOSS)	5,078,000	794,000	(803,000)

BASIC EARNINGS (LOSS) PER SHARE	$0.38	$0.06	$(0.06)
DILUTED EARNINGS (LOSS) PER SHARE	$0.33	$0.06	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	13,461,000	13,400,000	12,356,000
See notes to consolidated financial statements.

ADVANCED PHOTONIX, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Additional
	Class A		Class B		Paid-in	Accumulated
For each of the three years in the	Common Stock		Common Stock		Capital	Deficit	Total
period ended March 27, 2005	Shares	Amount	Shares	Amount	restated	restated	restated

BALANCE AT MARCH 31, 2002	12,211,648	$12,000	31,691	$—	$26,576,000	$(17,977,000)	$8,611,000
Options issued to acquire SSI (below market price)	—	—	—	—	5,000	—	5,000
Exercise of Options	98,500	—	—	—	71,000	—	71,000
Shares issued to acquire TOI assets	1,059,110	1,000	—	—	973,000	—	973,000
Net loss	—	—	—	—	—	(803,000)	(803,000)

BALANCE AT MARCH 30, 2003	13,369,258	13,000	31,691	—	27,625,000	(18,780,000)	8,858,000
Exercise of Options	77,801	—	—	—	67,000	—	67,000
Return of shares issued to acquire TOI assets (Final settlement of shares held in escrow)	(50,000)	—	—	—	(46,000)	—	(46,000)
Net Income	—	—	—	—	—	794,000	794,000

BALANCE AT MARCH 28, 2004	13,397,059	13,000	31,691	—	27,646,000	(17,986,000)	9,673,000
Exercise of Options	2,000	—	—	—	1,000	—	1,000
Discount on note payable (fair value of detachable warrants issued)	—	—	—	—	1,344,000	—	1,344,000
Shares issued to acquire PDI	113,572	—	—	—	207,000	—	207,000
Net Income	—	—	—	—	—	5,078,000	5,078,000

BALANCE AT MARCH 27, 2005	13,512,631	$13,000	31,691	$—	$29,198,000	$(12,907,000)	$16,304,000

See notes to consolidated financial statements.

ADVANCED PHOTONIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2005	2004	2003
For each of the three years in the period ended March 27, 2005	Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$5,078,000	$794,000	$(803,000)

Adjustment to reconcile net income (loss) to net cash provided by (used by) operating activities
Depreciation	369,000	328,000	192,000
Amortization	198,000	78,000	48,000
Amortization, convertible note discount	176,000	—	—
Disposal of fixed assets	56,000	39,000	—
Provision for doubtful accounts	—	(36,000)	40,000
Provision for obsolete inventory	—	70,000	(14,000)
Provision for warranty expense	15,000	—	—
Decrease in deferred tax valuation allowance	(4,749,000)	—	—
Changes in operating assets and liabilities:
Accounts receivable	71,000	(176,000)	(359,000)
Inventories	(291,000)	307,000	891,000
Prepaid expenses and other current assets	(193,000)	27,000	(79,000)
Prepaid acquisition costs	(134,000)	(17,000)	—
Prepaid capital finance expenses	(398,000)	—	—
Other assets	—	—	(147,000)
Accounts payable	428,000	(73,000)	146,000
Customer deposit liability	(477,000)	—	—
Accrued expenses	79,000	(125,000)	93,000

Net cash provided by operating activities	228,000	1,216,000	8,000

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(193,000)	(298,000)	(68,000)
Short term investments	1,700,000	(300,000)	(398,000)
Increase in restricted cash	(1,254,000)	—	—
Cash acquired through acquisition of Photonic Detectors, Inc.	44,000	—	—
Purchase of outstanding shares of Photonic Detectors, Inc. common stock	(1,117,000)	—	—
Loan to Picometrix, Inc.	(4,228,000)	—	—
Intangible assets acquired	—	(10,000)	—
Purchase of selected net assets of Silicon Sensors, LLC	—	—	(1,799,000)

Net cash used by investing activities	(5,048,000)	(608,000)	(2,265,000)

ADVANCED PHOTONIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued

	2005	2004	2003
For each of the three years in the period ended March 27, 2005	Restated

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of Photonic Detectors, Inc. line of credit	(78,000)	—	—
Advanced Photonix, Inc. secured line of credit	(900,000)	(300,000)	—
Advanced Photonix, Inc. revolving line of credit (asset-based)	1,000,000	—	—
Proceeds from private placement of convertible note	5,000,000	—	—
Proceeds from sale of fixed assets	—	23,000	—
Proceeds from issuance of stock options	—	—	5,000
Proceeds from exercise of stock options	2,000	66,000	71,000

Net cash provided by (used by) financing activities	5,024,000	(211,000)	76,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	204,000	397,000	(2,181,000)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,299,000	902,000	3,083,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,503,000	$1,299,000	$902,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

	2005	2004	2003
Cash paid for interest	$153,000	$30,000	$13,000
Cash paid for income taxes	$19,000	$5,000	$6,000
In October 2004 the Company issued $5,000,000 in secured debt to be used for future acquisition. In conjunction with that debt, the Company issued warrants convertible into 850,822 shares of the Company’s common stock. The warrants issued were adjusted to the intrinsic value of the embedded beneficial conversion feature. The adjustment was $1,344,000 to additional paid-in capital.
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

Business Description – Advanced Photonix, Inc. (the Company or API), is engaged in the development and manufacture of optoelectronic semiconductor based components, hybrid assemblies and other proprietary solid state light and radiation detection devices, including proprietary advanced solid state silicon photodetection devices which utilize Avalanche Photodiode (APD) technology. API is located in Camarillo, California.

The Company’s wholly-owned subsidiary, Silicon Sensor, Inc. (SSI) (see Note 2 – Acquisitions), manufactures silicon photodiodes and optoelectronic devices in a manufacturing facility in Dodgeville, Wisconsin.

The Company’s wholly-owned subsidiary, Texas Optoelectronics, Inc. (TOI) (see Note 2 – Acquisitions), manufactured optoelectronic devices in a facility in Garland, Texas. The Company shut down the Garland facility in May 2003 and relocated the TOI assets to the Company’s facilities in Dodgeville, Wisconsin and Camarillo, California.

In December 2004 the Company acquired all of the outstanding shares of Photonic Detectors, Inc. (PDI) (see Note 2 – Acquisitions), PDI manufactured optoelectronic devices in a facility in Simi Valley, California. The acquired facility was shut down in March 2005 and all assets were merged into the operations in Dodgeville, Wisconsin and Camarillo, California.

Principles of Consolidation - The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications – Certain prior year balances have been reclassified in the consolidated financial statements to conform with the current year presentation.

Fiscal Year-End – The Company’s fiscal year ends on the last Sunday in March. Fiscal years in the three-year period ended March 27, 2005 contain fifty-two weeks each.

Operating Segment Information – The Company predominantly operates in one industry segment, light and radiation detection devices. Substantially all of the Company’s assets and employees are located at the Company’s facilities in Camarillo, California and Dodgeville, Wisconsin.

In fiscal 2005, 2004 and 2003, the Company had export sales of approximately $2,488,000, $1,202,000 and $1,848,000, respectively, made primarily to customers in North America, Asia and Europe. Sales to specific countries, stated as a percentage of total sales, consist of the following:

	2005	2004	2003
Canada	2%	—	—
Germany	—	—	4%
Japan	2%	—	2%
Spain	5%	—	2%
United Kingdom	2%	4%	4%
All other countries	6%	6%	8%

Total export sales	17%	10%	20%
Fair Value of Financial Instruments – The carrying value of all financial instruments potentially subject to valuation risk (principally consisting of cash equivalents, accounts receivable, accounts payable, notes receivable and notes payable) approximates fair value based upon prevailing interest rates available to the Company.
Cash and Cash Equivalents – The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.
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
Short-Term and Long-Term Investments – Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, requires that all debt and marketable equity securities be classified in one of three categories: trading, available-for-sale, or held-to-maturity. It is the Company’s intent to maintain a diverse portfolio to take advantage of investment opportunities. The Company has classified all investments as current assets, which includes available-for-sale and held-to-maturity. Available-for-sale investments are redeemable within one year. Held-to-maturity securities are callable government issues; however, market rates make the call remote and the Company has the intent and ability to not redeem the issue.
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
The Company held no short-term or long-term investments as of March 27, 2005.
All of the Company’s short-term investments as of March 28, 2004 were due within one year.

Short-term and long-term investments consist of the following as of March 28, 2004:

	Cost	Fair Value	Holdings
			Gain/(Losses)
Equity securities	$1,700,000	$1,700,000	$-0-
Totals	$1,700,000	$1,785,000	$-0-
Concentration of Credit Risk – Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and accounts receivable. The Company maintains cash balances at four financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of March 27, 2005, the Company had cash at three financial institutions in excess of Federally insured amounts. As excess cash is available, the Company invests in short-term and long-term investments, primarily consisting of Government Securities and Money Market instruments. Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. As of March 27, 2005, one customer comprised 22% of accounts receivable. As of March 28, 2004, two customers comprised 14% and 13%, respectively, of accounts receivable. For fiscal years 2005, 2004 and 2003, cash deposits held at financial institutions in excess of FDIC insured amounts were as follows:

2005	2004	2003
$2,421,000	$1,013,000	$500,000
Significant Customer – During the fiscal year ended March 27, 2005, two customers represented 12% and 12% of the Company’s net sales. During the fiscal years ended March 28, 2004 and March 30, 2003, no customer accounted for more than 10% of the Company’s net sales.
Inventories – Inventories, which include material, labor and manufacturing overhead, are stated at standard cost (which approximates the first in, first out method) or market.
Inventories consist of the following at March 27, 2005 and March 28, 2004

	2005	2004
Raw material	$3,129,000	$2,857,000
Work-in-process	1,245,000	880,000
Finished products	302,000	117,000

Total inventories	4,676,000	3,854,000
Less reserve	(1,032,000)	(925,000)

Inventories, net	$3,644,000	$2,929,000

Equipment and Leasehold Improvements – Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or lease term ranging from three to nine years.
Equipment and leasehold improvements consist of the following at March 27, 2005 and March 28, 2004:

	2005	2004
Machinery and equipment	$3,795,000	$3,611,000
Furniture and fixtures	154,000	145,000
Leasehold improvements	294,000	267,000
Data processing equipment	322,000	284,000
Vehicles	26,000	26,000
Capitalized software	382,000	368,000
Construction-in-process	68,000	93,000
Assets held for sale or disposal	77,000	111,000

Total	$5,118,000	$4,905,000

Long-Lived Assets - The Company recognizes impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimated fair value. Long-lived assets consist primarily of goodwill and fixed assets.
Intangible Assets — In October 2004 the Company entered into a definitive agreement for $5,000,000 of senior convertible notes, (see note 7). In connection with the agreement costs of approximately $597,000 were incurred which are being amortized over the 36 month term of the agreement. Monthly amortization is approximately $16,500 per month over the life of the notes.
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
Assuming no impairment to the intangible value, future amortization expense for intangible assets is as follows:

2006	$326,000
2007	326,000
2008	243,000
2009	127,000
2010	95,000

Total	$1,117,000

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

2006	$3,000
2007	3,000
2008	2,000
2009	1,000
2010	—

Total	$9,000
Goodwill – The excess of cost over the purchase price of acquired net assets is amortized on a straight-line basis over a 25-year period. In accordance with SFAS 142, Goodwill and other Intangible Assets, the Company ceased amortizing goodwill on April 1, 2002. The Company annually evaluates the recoverability of goodwill by assessing whether the recorded value of the goodwill will be recovered through future expected operating results.
Revenue Recognition – Revenues from research and development cost reimbursement-type contracts are recorded as costs are incurred based upon the relationship between actual costs incurred, total estimated costs and the amount of the contract or grant award. Estimation of costs are reviewed periodically and any anticipated losses are recognized in the period in which they first become determinable.
The Company recognizes revenues upon shipment. Provision for estimated losses, if any, is made in the period in which such losses are determined.
Shipping and Handling Costs — The Company’s policy is to classify shipping and handling costs as a component of Costs of Goods Sold in the Statement of Operations.
Advertising Expense – Advertising costs are expensed as incurred. Advertising expense was approximately $84,000, $57,000 and $106,000 in fiscal 2005, 2004 and 2003, respectively.
Warranties – The Company typically warrants its products against defects in material and workmanship for a period of 90 days from the date of shipment. A provision for estimated future warranty costs are recorded when products are shipped. Warranty costs were approximately $15,000, $0 and $15,000 in fiscal 2005, 2004 and 2003, respectively.
Net Income (Loss) Per Share – Net income (loss) per share calculations are in accordance with SFAS No. 128, “Earnings per Share”. Accordingly, basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares outstanding for each year. Diluted earnings (loss) per share has not been presented in 2004 or 2003 as the impact is immaterial. The impact of Statement 128 on the calculation of earnings per share is as follows:

	2005 Restated	2004	2003
BASIC
Average Shares Outstanding	13,461,000	13,400,000	12,356,349
Net Income (Loss)	5,078,000	794,000	(803,000)
Basic Income (Loss) Per Share	$0.38	$0.06	$(0.06)

DILUTED
Average Shares Outstanding	13,461,000	13,400,000	12,356,349
Net Effect of Shares Issuable pursuant to terms of convertible note, based on a weighted average	1,176,000	—	—
Net Effect of Dilutive Stock Options and Warrants based on the treasury stock method using average market price	962,000	562,000	296,025

Total Shares	15,599,000	13,962,000	12,652,374
Net Income, adjusted for interest expense on convertible note (net of tax)	5,128,000	794,000	(803,000)
Diluted Earnings Per Share	$0.33	$0.06	$(0.06)

Average Market Price of Common Stock	$2.18	$1.57	$1.07
Ending Market Price of Common Stock	$2.11	$2.05	$0.96
The following stock options granted to Company employees, directors, and former owners were excluded from the calculation of earnings per share in the financial statements because they were anti-dilutive for the periods reported:

2005		2004		2003
	No. Shares		No. Shares		No. Shares
Exercise Price	Underlying	Exercise Price	Underlying	Exercise Price	Underlying
per Share	Options	per Share	Options	per Share	Options
2.2500	35,400	1.8750	64,000	1.1875	14,500
2.5000	27,700	2.5000	27,700	1.2500	64,300
3.0940	1,000	3.0940	1,000	1.6250	4,000
3.1875	350,000	3.1875	350,000	1.8750	66,000
5.3440	50,000	5.3440	50,000	2.5000	30,500

TOTAL	464,100	TOTAL	492,700	3.0940	1,000

				3.1875	350,000
				5.3440	50,000

				TOTAL	580,300

Research and Development Costs – The Company charges all research and development costs, including costs associated with development contract revenues, to expense when incurred. Manufacturing costs associated with the development of a new fabrication process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer. Costs related to revenues on non-recurring engineering services billed to customers are generally classified as cost of product sales.

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

Accounting for Stock Option Based Compensation – SFAS No. 123, “Accounting for Stock Based Compensation”, sets forth accounting and reporting standards for stock based employee compensation plans. As allowed by SFAS 123, the Company continues to measure compensation cost under Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees” and complies with the pro forma disclosure requirements of the standard (see Note 5).

New Accounting Pronouncements – In November 2004, the FASB issued FASB Statement No. 151, “Inventory Costs — An amendment of ARB No. 43, Chapter 4”. Statement 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. Further, Statement 151 requires that allocation of fixed production overheads to conversion costs should be based on normal capacity of the production facilities. The provisions in Statement 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Companies must apply the standard prospectively. The Company will adopt this standard on April 1, 2006.

In December 2004, the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets” which is an amendment of APB Opinion No. 29. The amendments made by the Statement are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The provisions in Statement 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company will adopt this statement on July 1, 2005.

In December 2004 the FASB issued SFAS 123(R), “Share-Based Payment”—Statement 123, as originally issued, is effective until the provisions of Statement 123(R) are fully adopted. This statement will provide investors and other users of financial statements with more complete and neutral financial information by requiring the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair market value of the equity or liability instruments issued. The Company will adopt this Statement in July 2005.

The FASB issued SFAS 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits—Statement 132”, as originally issued, is effective until the provisions of Statement 132(R) are fully adopted. The provisions of FAS 132 did not change. FAS 132(r) identified new disclosures that are required. All new disclosure requirements for the domestic plans of publicly traded entities are effective for years ending after December 15, 2003. Estimated future benefit payments, and all other new disclosure requirements for foreign plans and nonpublic entities are effective for years ending after June 15, 2004.

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 154 “Accounting Changes and Error Corrections"(“SFAS 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. The accompanying audited consolidated financial statements do not have any accounting changes or error corrections.

The Company does not believe that any of these recent accounting pronouncements will have a material impact on its financial position or results of operations.

2.	Restatement for changes in Accounting for Convertible Securities with a Beneficial Conversion Feature

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an imbedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $3,165,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Notes.

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

The Company recorded non-cash interest expense in the amount of $176,000 during the year ended March 27, 2005 in connection with the Convertible Notes.
The changes to the Balance Sheet and Statement of Operations as of and for the year ended March 27, 2005 are as follows:

Balance Sheet	As Reported	Restated
Long-term debt, less current portion	4,859,000	3,832,000
Total long-term debt	4,861,000	3,834,000
Additional paid-in capital	27,995,000	29,198,000
Accumulated deficit	(12,731,000)	(12,907,000)
Total shareholders’ equity	15,277,000	16,304,000

Consolidated Statement of Operations	As Reported	Restated
Interest expense, warrant fair value	—	176,000
Total other Income (expense)	(146,000)	(322,000)
Net Income (Loss)	5,254,000	5,078,000
Basic earnings (loss) per share	$0.39	$0.38
Diluted earnings (loss) per share	$0.34	$0.33
3.	ACQUISITION

In August 2002, SSI, a newly formed wholly-owned subsidiary of the Company, purchased substantially all of the assets and selected liabilities of Silicon Sensors LLC, a closely-held manufacturer of opto-electronic semiconductor based components located in Dodgeville, Wisconsin. The financial purchase price was $1,718,675 in cash, plus the assumption of the Seller’s trade accounts payable and accrued liabilities, amounting to approximately $282,000. The Company incurred $79,000 of expenses in connection with this acquisition. In addition, the Company entered into a 3 year $225,000 non-compete agreement with the majority member of Silicon Sensors, LLC and is recording monthly amortization expense of $6,250.

In January 2003, the Company purchased all of the issued and outstanding shares of common stock of TOI, a privately owned custom manufacturer of opto-electronic components and assemblies. The purchase price was 1,009,110 shares of API Class A Common Stock (issued at $0.92 per share) and repayment of a debt of TOI in the amount of $1,200,000 representing principal and interest.

In December 2004, the Company purchased all of the issued and outstanding shares of common stock of PDI, a privately owned manufacturer of opto-electronic components and assemblies located in Simi Valley, California. The purchase price was 113,572 shares of API Class A Common Stock (issued at $1.82 per share) plus $1,075,000 in cash and the assumption of the seller’s trade accounts payable, accrued liabilities, and bank line of credit amounting to approximately $259,000. In addition, the purchase agreement contains a contingent purchase price during the five year contract period following the closing date upon which the Company shall pay the seller an amount equal to 20% of incremental sales as defined, subject to specific sales targets being met. The Company incurred $42,000 of expenses in connection with this acquisition. The Company has closed the Simi Valley location and integrated its business into the Camarillo, California and Dodgeville, Wisconsin facilities. In connection with the transaction, the Company recorded a $635,000 intangible asset (“Customer List”) which it will amortize over a 5 year period, beginning January 2005. A summary of the assets and liabilities acquired at fair market value is as follows:

Assets Acquired
Cash	$44,000
Accounts receivable	239,000
Inventories	423,000
Prepaid & other current assets	3,000
Furniture and equipment	239,000
Customer list	635,000

Total Assets Acquired	$1,583,000

Liabilities Assumed
Accounts payable	$(159,000)
Accrued salaries & benefits	(22,000)
Bank line of credit	(78,000)

Total liabilities assumed	$(259,000)

Total Purchase Price	$1,324,000

4.	CAPITALIZATION

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

The Company has authorized 10,000,000 shares of Preferred Stock, of which 780,000 shares have been designated Class A Redeemable Convertible Preferred Stock with a par value of $.001 per share. 40,000 shares of Class A Redeemable Convertible Preferred Stock (“Class A Preferred”) were issued and outstanding at March 27, 2005. The Class A Preferred Stock has a liquidation preference equal to its issue price ($.80 per share) and is convertible at any time, at the option of the holder, into .3 shares of Class B Common Stock for each share of Class A Preferred Stock converted. The Class A Preferred Stock is subject to redemption at the Company’s option for $.80 per share at any time. The Company would be required to pay approximately $25,000 to redeem these shares. The holders of the Class A Preferred Stock are entitled to an annual non-cumulative dividend preference of $.072 per share when the Company’s net earnings per share of Class A Preferred Stock equal or exceeds $.072. The Class A Preferred stockholders do not have voting rights except as required by applicable law.

5.	INCOME TAXES

At March 27, 2005, the Company had net operating loss carry forwards (NOL’s) of approximately $24 million for Federal income tax purposes and $4 million for state income tax purposes that expire at various dates through fiscal year 2023. The tax laws related to the utilization of loss carry forwards are complex and the amount of the Company’s loss carry forward that will ultimately be available to offset future taxable income may be subject to annual limitations under IRC Section 382 resulting from changes in the ownership of the Company’s common stock.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets at March 28, 2004 were substantially composed of the Company’s net operating loss carry forwards, for which the Company had made a full valuation allowance. With the acquisition of both Photonic Detectors Inc. in December 2004 and Picometrix, Inc. in May 2005, the Company management has projected that the Company will generate sufficient future taxable income to utilize approximately 50% of the accumulated NOL’s before they expire.

Realization of the deferred tax asset is dependent upon generating sufficient taxable income prior to expiration of any NOL’s. Although realization is not assured, management believes it is more likely than not that the recorded deferred asset will be realized. Accordingly the Company has reduced the deferred tax asset valuation allowance to $4.7 million at March 27, 2005.

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

Below are reconciliations between the provision for income taxes compared with the amounts at the United States federal statutory rate:

Years Ended	March 27, 2005	March 28, 2004	March 30, 2003
Federal income tax at statutory rates	177,000	272,000	(275,000)
State income taxes, net of federal benefit	39,000	45,000	(18)
Amortization of Goodwill	—	(1,400)	—

Utilization of NOL Carryforwards	(211,000)	(161,000)	—
Change in valuation allowance	(4,749,000)	(150,000)	273,000
Other	10,000	1,000	(3,000)

Effective federal income tax	(4,734,000)	5,000	(5,000)
Deferred Tax Assets at March 27, 2005 are as follows, at a projected tax rate of 34% for federal income tax purposes and 8.5% for state income tax purposes:

	Federal	State
Current	$507,000	$137,000
Long Term	8,395,000	460,000

	$8,902,000	$597,000
The Company’s net deferred tax assets consist of the following components, for fiscal years 2005 and 2004:

	2005	2004
Sec. 263A Adjustment	59,000	40,000
Accrued Bonuses	63,000	2,000
Accrued Interest	—	6,000
Inventory Reserve	409,000	396,000
Utility Accruals	7,000	7,000
Warranty Reserve	13,000	8,000
A/R Allowance	9,000	24,000
Accrued Vacation	77,000	65,000
NOL Carryforwards	8,217,000	8,640,000
Accumulated Amortization	32,000	19,000
Accumulated Depreciation	(149,000)	(96,000)
R&D Credits	721,000	765,000
California Mfg. Credit	40,000	59,000

Total	9,498,000	9,935,000
Valuation Allowance	(4,749,000)	(9,935,000)

Net Deferred Tax Asset	4,749,000	—
At March 27, 2005 the Company’s net operating loss carry forwards will expire on the following dates:

Federal		California
Amount	Expiration	Amount	Expiration
$1,073,430	March 31, 2006	$2,181,725	March 31, 2007
3,171,670	March 31, 2007	82,141	March 31, 2013
2,226,072	March 31, 2008	973,927	March 31, 2014
3,816,200	March 31, 2009	471,220	March 31, 2014

1,947,320	March 31, 2010
30,267	March 31, 2011
1,548,581	March 31, 2012
599,421	March 31, 2013
250,133	March 31, 2014
6,096,005	March 31, 2015
82,471	March 31, 2016
1,868,504	March 31, 2022
846,957	March 31, 2023

$23,557,031		$3,709,013

6.	STOCK OPTIONS

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

	2005 restated	2004	2003
Net income (loss), as reported	$5,078,000	$794,000	$(803,000)
Net income (loss), pro forma	$5,032,000	$723,000	$(942,910)
Basic income (loss) per share, as reported	$0.38	$0.06	$(0.06)
Basic income (loss) per share, pro forma	$0.38	$0.05	$(0.07)
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

Stock option transactions for fiscal years 2004 and 2005 are summarized as follows:

	Shares	Weighted Average
	(000)	Exercise Price
Outstanding, March 30, 2003	1,804	$1.44
Granted	300	$0.92
Exercised	(78)	$0.86
Expired	(65)	$1.21

Outstanding, March 28, 2004	1,961	$1.39

Exercisable, March 28, 2004	1,580	$1.52

Outstanding, March 28, 2004	1,961	$1.39
Granted	401	$1.88
Exercised	(2)	$0.65
Expired	(5)	$0.86

Outstanding, March 27, 2005	2,355	$1.47

Exercisable, March 27, 2005	1,776	$1.48

Information regarding stock options outstanding as of March 27, 2005 is as follows:

		Options Outstanding
	(in 000s)	Weighted Average	Weighted Average
Price Range	Shares	Exercise Price	Remaining Life

$0.50 - $1.25	1,445	$0.77	5.59
$1.61 - $2.50	509	$1.91	7.06
$3.09 - $5.34	401	$3.46	5.04

		Options Exercisable
	(in 000s)	Weighted Average	Weighted Average
Price Range Shares	Shares	Exercise Price	Remaining Life

$0.50 - $1.25	1,212	$0.76	5.60
$ 161- $2.50	163	$2.03	6.45
$3.09 - $5.34	401	$3.46	5.04
7.	LINE OF CREDIT/SHORT TERM DEBT

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

8.	SENIOR CONVERTIBLE NOTE/LONG TERM DEBT AND RESTRICTED CASH

In October 2004, the Company entered into a definitive agreement for the private placement to four institutional investors of $5 million aggregate principal amount of its senior convertible notes. The original Securities Purchase Agreement was filed with the Securities and Exchange Commission on October 12, 2004. The notes are convertible at the option of the holder under certain circumstances into shares of the Company’s Class A Common Stock at an initial conversion price of $1.9393 per share, subject to adjustment. The notes pay interest at an annual rate of prime plus 1% and will mature on October 12, 2007. At the time of the closing of the private placement, $2.5 million of the purchase price for the notes was being held in a cash collateral account subject to release upon satisfaction of certain conditions specified in the purchase agreement. The original conditions of release provided for $1,250,000 to be eligible for release if the Company had entered into a definitive agreement for a permitted acquisition on or before January 31, 2005. Subsequently, any balance remaining in the cash collateral account, up to the full $2,500,000, would be released upon the Company’s consummation of a permitted acquisition on or before March 31, 2005. The original terms were modified by letters of agreement between API and the investors dated March 9, 2005. The modified terms provide for $1,250,000 to be released upon entry into a definitive agreement for a permitted acquisition on or before March 11, 2005 and for the remaining funds to be released upon the consummation of that acquisition on or before May 1, 2005. A “permitted acquisition” is defined in the Securities Purchase Agreement as the purchase by the Company of an entity with (1) EBITDA of not less than $750,000 during the twelve months immediately preceding the acquisition and (2) revenues of not less than $4,000,000 during the twelve months immediately preceding the acquisition. Since Photonic Detectors, Inc. did not qualify as a “permitted acquisition” no funds were released as a result of completing that transaction. However, $1,250,000 was released in March 2005, upon signing an Agreement and Plan of Merger with Picometrix, Inc. and $1,250,000 remained as restricted cash in the cash collateral account at March 27, 2005. The remaining amount of restricted cash was released to the Company in May 2005, upon the completion of the acquisition of Picometrix, Inc.

In connection with the transaction, the Company had issued to the investors five-year warrants to purchase 850,822 shares of the Company’s Class A Common Stock at an exercise price of $2.1156 per share, subject to adjustment. The Company has agreed to register the shares of common stock issuable upon conversion of the notes and upon exercise of the warrants for resale under the Securities Act of 1933. The investors have the option for a period of one year following effectiveness of the registration statement to acquire an additional $5 million aggregate principal amount of the notes with an initial conversion price of $2.1156 per share and five-year warrants to purchase an additional 850,822 shares of common stock. The original terms of the warrants issued and, the additional warrants to be issued, in the private placement to the investors were also modified on March 9, 2005 to reduce the exercise price from $2.1156 per share of Class A Common Stock of API to $1.78 per share (see Note 13 “Subsequent Events”). Similarly, on March 9, 2005, the terms of the notes issued in connection with the private placement (the “Notes”) were modified to (i) provide that the interest rate shall not be less than 6.5% at any time and (ii) increase the amount of “Permitted Indebtedness” (as such term is defined in the Notes) from $3 million to $6 million and (iii) decrease the amount of “Permitted Acquisition Indebtedness” (as such term is defined in the Notes) from $6 million to $3 million. In addition, the investors in the private placement agreed to subordinate, pursuant to a form of subordination agreement in form and substance reasonable satisfactory to them, (i) the principal and interest payments on the Notes to the “Permitted Bank Debt” (as such term is defined in the letters of agreement) and (ii) their liens on the Company’s assets to any lien granted by the Company as security for the “Permitted Bank Debt”.

9.	RELATED PARTY NOTE RECEIVABLE

In March 2005 the Company issued a cash advance to Picometrix, Inc. in the amount of $4,228,000 in connection with the pending acquisition of Picometrix, Inc. by the Company. The loan was contributed to the capital of the newly formed limited liability company upon closing of the acquisition and merger transaction in May 2005 (see Note 13).

10.	CAPITALIZED LEASE OBLIGATION

The Company has a capitalized lease obligation which provides for monthly payments of $889. The lease matures through fiscal 2006 and is collateralized by certain equipment with a net book amount of approximately $27,000. Future payments on the lease obligations are as follows:

2005	$11,000
2006	2,000

Total minimum lease payments	$13,000
Less interest	(3,000)

Present value of net minimum lease payments	$10,000

11.	COMMITMENTS

The Company leases its manufacturing and office facility and certain office equipment under non-cancelable operating leases. Minimum future lease payments under all non-cancelable operating leases expiring at various dates through fiscal 2009 are as follows:

2006	$434,000
2007	395,000
2008	349,000
2009	310,000

Total	$1,488,000

Rent expense was approximately $482,000, $441,000 and $362,000 in fiscal 2005, 2004 and 2003, respectively.

12.	LEGAL

The Company is, from time to time, subject to legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

13.	EMPLOYEES’ RETIREMENT PLAN

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

14.	SUBSEQUENT EVENTS (UNAUDITED)

In May 2005 The Company entered into a term note with a regional bank which provides for borrowings up to $2,700,000. The note is guaranteed by Advanced Photonix, Inc, Silicon Sensors, Inc. and Michigan Acquisition Sub, LLC, a newly formed limited liability company established for purposes of transacting the merger with Picotronix, Inc., a Michigan corporation (doing business as and referred to herein as “Picometrix”) (see below). Repayment is principal of $75,000 per month, plus interest, until maturity on May 2, 2008. Interest is computed at the Wall Street Journal Prime plus 1.00% with a ceiling of 7.75% and a floor of 6.00%.

On March 8, 2005, Advanced Photonix, Inc. and its newly formed subsidiary, Michigan Acquisition Sub, LLC (“Newco”), a Delaware limited liability company, entered into an Agreement and Plan of Merger (the “Agreement”) with Picotronix, Inc., whereby Picometrix merged with and into Newco, with Newco being the surviving entity. The transaction was completed in May 2005. The merger consideration paid to the stockholders of Picometrix at the closing of the transaction consisted of $3,500,000 in cash, four-year API promissory notes in the aggregate principal amount of $2,900,500 (the “API Notes”) and 2,575,000 shares of API’s Class A Common Stock.

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

On June 15, 2005, one of the institutional investors associated with the private placement transaction (See Note 7 “Senior Convertible Note/Long Term Debt and Restricted Cash”) exercised its warrant option to purchase 170,164 shares of Class A Common Stock at an exercise price of $1.78 per share, resulting in proceeds to the Company of $303,000.

15.	QUARTERLY FINANCIAL DATA (UNAUDITED)

The table below lists financial information (unaudited) by quarter for each of the three fiscal years ending March 27, 2005, March 28, 2004, and March 30, 2003.

			Third	Fourth	Total Year
	First	Second	restated	restated	restated
2005
Net Sales	$3,253,000	$3,709,000	$3,852,000	$3,989,000	$14,803,000

Cost of Sales	1,956,000	2,451,000	2,832,000	2,832,000	10,071,000

Research & Development Expenses	42,000	37,000	33,000	34,000	146,000

Selling, General & Administrative Expenses	902,000	982,000	870,000	1,166,000	3,920,000
Net Income (Loss) (Footnote 1)	$347,000	$260,000	$(43,000)	$4,514,000	$5,078,000
Basic Income (Loss) per Common Share Footnote 2	$0.03	$0.02	$0.00	$0.33	$0.38
Diluted Income(Loss) per Common Share Footnote 3	$0.02	$0.02	$0.00	$0.33	$0.33
Weighted Average Common Shares Outstanding	13,431,000	13,431,000	13,437,000	13,544,000	13,461,000

2004
Net Sales	$2,647,000	$3,256,000	$2,933,000	$3,565,000	$12,401,000

Cost of Sales	1,774,000	2,131,000	1,895,000	2,304,000	8,104,000

Research & Development Expenses	78,000	80,000	32,000	90,000	280,000
Selling, General & Administrative Expenses	684,000	819,000	756,000	915,000	3,174,000

			Third	Fourth	Total Year
	First	Second	restated	restated	restated
Net Income (Loss)	$113,000	$225,000	$255,000	$201,000	$794,000
Basic & Diluted Income (Loss) per Common Share	$0.01	$0.02	$0.02	$0.01	$0.06
Weighted Average Common Shares Outstanding	12,247,000	13,449,000	13,458,000	13,479,000	13,400,000

2003
Net Sales	$1,548,000	$1,838,000	$2,603,000	$3,158,000	$9,147,000

Cost of Sales	916,000	1,307,000	1,737,000	2,488,000	6,448,000

Research & Development Expenses	142,000	144,000	107,000	118,000	511,000

Selling, General & Administrative Expenses	541,000	637,000	725,000	1,155,000	3,058,000
Net Income (Loss)	$(23,000)	$(232,000)	$61,000	$(609,000)	$(803,000)
Basic & Diluted Income (Loss) per Common Share	$0.00	$(0.02)	$0.00	$(0.05)	$(0.06)
Weighted Average Common Shares Outstanding	12,247,000	12,251,000	12,251,000	13,037,000	12,356,000

Footnote 1: Restatement reconciliation for the Convertible Note discount (recorded to interest expense).

	1st	2nd	3rd	4th
FY 2005	Quarter	Quarter	Quarter	Quarter	Total Year
Net Income (Loss)	347,000	260,000	35,000	4,612,000	5,254,000
Restatement
Amortization - convertible note discount			(78,000)	(98,000)	(176,000)

Net Income (Loss) Restated	347,000	260,000	(43,000)	4,514,000	5,078,000

Footnote 2 – Basic Income (Loss) per Common Share

	1st	2nd	3rd	4th
FY 2005	Quarter	Quarter	Quarter	Quarter	Total Year
As reported	$0.03	$0.02	$0.00	$0.34	$0.39
Restated	$0.03	$0.02	$0.00	$0.33	$0.38
Footnote 3 – Diluted Income (Loss) per Common Share

	1st	2nd	3rd	4th
FY 2005	Quarter	Quarter	Quarter	Quarter	Total Year
As reported	$0.03	$0.02	$0.00	$0.34	$0.39
Restated	$0.03	$0.02	$0.00	$0.33	$0.38

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
Item 9B. Other Information
None.

PART III
In accordance with General Instruction G (3), and except for certain of the information called for by Items 10 and 12 which is set forth below, the information called for by Items 10 through 13 of Part III is incorporated by reference from the Company’s definitive proxy statement (“Proxy Statement”) to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company’s 2005 Annual Meeting of Stockholders.
Item 10. Directors and Executive Officers
Code of Ethics
The Company has adopted a Code of Ethics for Senior Financial Officers, pursuant to the Sarbanes-Oxley Act of 2002. The Code of Ethics is published on the Company’s web site, www.advancedphotonix.com on the Investor Relations page.
Item 11. Executive Compensation
The response to this item is incorporated by reference from the Company’s Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of March 27, 2005, the aggregated information pertaining to all securities authorized for issuance under the Company’s equity compensation plans:

Number of Securities
	to be issued upon	Weighted-average
	exercise of	exercise price of	Number of securities
	outstanding options,	outstanding options,	remaining available
Plan Category	warrants and rights	warrants and rights	for future issuance
Equity compensation plans approved by shareholders	1,776,100	$1.48	1,089,222
Equity compensation plans not approved by shareholders	—	—	—
Total	1,776,100	$1.48	1,089,222
Item 13. Certain Relationships and Related Transactions
The response to this item is incorporated by reference from the Company’s Proxy Statement.
Item 14. Principal Accounting Fees and Services
The response to this item is incorporated by reference from the Company’s Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules
The following is a list of the financial statements, schedules and exhibits filed herewith.
(1)	Financial Statements: No financial statements have been filed with this Form 10-K other than those listed in Item 8.

(2)	Financial Statement Schedules: Schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are disclosed in the accompanying consolidated financial statements, or are inapplicable and, therefore, have been omitted.

(3)	Exhibits:

Exhibit
No.	Description
2.1	Stock Purchase Agreement dated December 21, 2004 between Advanced Photonix, Inc. and Photonic Detectors, Inc. – incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2004

2.2	Agreement and Plan of Merger between Advanced Photonix, Inc. and Michigan Acquisition Sub, LLC, Picotronix, Inc., Robin Risser and Steven Williamson, dated March 8, 2005 – incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2005

3.1	Certificate of Incorporation of the Registrant, as amended — incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 23, 1990

3.1.1	Amendment to Certificate of Incorporation of the Registrant, dated October 29, 1992-incorporated by reference to the Registrant’s March 31, 1996 Annual Report on Form 10-K

3.1.2	Amendment to Certificate of Incorporation of the Registrant, dated September 9, 1992-incorporated by reference to the Registrant’s March 31, 1996 Annual Report on Form 10-K

3.2	By-laws of the Registrant, as amended – incorporated by reference to Exhibit 3.(ii) to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission on June 8, 2005

4.1	Rights Agreement, by and between the Company and Continental Stock Transfer and Trust Company, as amended – incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 9, 2005

10.1*	Advanced Photonix, Inc. 1991 Special Directors Stock Option Plan – incorporated by reference to Exhibit 10.9 to the Registrant’s March 31, 1991 Annual Report on Form 10-K

10.2*	Advanced Photonix, Inc. 1990 Incentive Stock Option and Non-Qualified Stock Option Plan – incorporated by reference to Exhibit No. 10.11 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 23, 1990

Exhibit
No.	Description
10.3*	Advanced Photonix, Inc. 1997 Employee Stock Option Plan – incorporated by reference to Exhibit 10.13 to the Registrant’s March 30, 1997 Annual Report on Form 10-K

10.4*	Amendment No. 1 to 1997 Employee Stock Option Plan of Advanced Photonix, Inc. – incorporated by reference to Exhibit 10.14 to the Registrant’s December 28, 1997 Quarterly report on Form 10-Q

10.5*	Advanced Photonix, Inc. 2000 Stock Option Plan, as amended – incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2004

10.9	Lease Agreement dated February 23, 1998 between Advanced Photonix, Inc. and High Tech No. 1, Ltd. — incorporated by reference to Exhibit 10.9 to the Registrant’s March 29, 1998 Annual Report on Form 10-K

10.10	Form of Indemnification Agreement provided to Directors and Principal Officers of Advanced Photonix, Inc. — incorporated by reference to Exhibit 10.15 to the Registrant’s December 28, 1997 Quarterly report on Form 10-Q

10.11*	Employment Agreement dated August 21, 2002 between Advanced Photonix, Inc. and Paul D. Ludwig – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission on September 5, 2002

10.12*	Employment Agreement dated February 10, 2003 between Advanced Photonix, Inc. and Richard D. Kurtz – incorporated by reference to Exhibit 10.12 to the Registrant’s March 30, 2003 Annual Report on Form 10-KSB

10.20	Securities Purchase Agreement, Registration Rights Agreement, Senior Subordinated Convertible Note, Warrant to Purchase Class A Common Stock, and Additional Investment Right dated October 12, 2004 between Advanced Photonix, Inc. and private investors – incorporated by reference to Exhibits 10.13 through 10.13.4 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2004

10.20.1	Letters of Agreement amending the Securities Purchase Agreement and Warrant to Purchase Class A Common Stock, dated March 9, 2005, between Advanced Photonix, Inc. and private investors – incorporated by reference to Exhibits 10.2 through 10.5 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2005

10.26.1	Promissory Note between Picotronix, Inc. and Advanced Photonix, Inc., dated March 10, 2005 – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2005

10.26.2	Secured Promissory Note between Advanced Photonix, Inc. and Robin Risser, dated May 2, 2005 – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 6, 2005

10.26.3	Secured Promissory Note between Advanced Photonix, Inc. and Steven Williamson, dated May 2, 2005 – incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 6, 2005

Exhibit
No.	Description
10.26.4*	Employment Agreement between Advanced Photonix, Inc. and Robin Risser, dated May 2, 2005 – incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 6, 2005

10.26.5*	Employment Agreement between Advanced Photonix, Inc. and Steven Williamson, dated May 2, 2005 – incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 6, 2005

21.1	List of Subsidiaries of Registrant – incorporated by reference to Exhibit 21.1 to the Registrant’s March 30, 2003 Annual Report on Form 10-KSB

31.1	Certification of the Registrant’s Chairman, Chief Executive Officer, Principal Financial Officer and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Constitutes a compensation plan or arrangement required to be filed as part of this report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ADVANCED PHOTONIX, INC.

By:	/s/ Richard D. Kurtz
Richard D. Kurtz/, President and Chief Executive Officer

Date November 10, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard D. Kurtz Richard D. Kurtz	Chairman of the Board and Chief Executive Officer	November 10, 2006

/s/ Robin Risser Robin Risser	Chief Financial Office and Director	November 10, 2006

/s/ M. Scott Farese	Director	November 10, 2006
M. Scott Farese

/s/ Lance Brewer Lance Brewer	Director	November 10, 2006

/s/ Donald Pastor Donald Pastor	Director	November 10, 2006

/s/ Stephen P. Soltwedel Stephen P. Soltwedel	Director	November 10, 2006

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1	Stock Purchase Agreement dated December 21, 2004 between Advanced Photonix, Inc. and Photonic Detectors, Inc. – incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2004

2.2	Agreement and Plan of Merger between Advanced Photonix, Inc. and Michigan Acquisition Sub, LLC, Picotronix, Inc., Robin Risser and Steven Williamson, dated March 8, 2005 – incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2005

3.1	Certificate of Incorporation of the Registrant, as amended — incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 23, 1990

3.1.1	Amendment to Certificate of Incorporation of the Registrant, dated October 29, 1992-incorporated by reference to the Registrant’s March 31, 1996 Annual Report on Form 10-K

3.1.2	Amendment to Certificate of Incorporation of the Registrant, dated September 9, 1992-incorporated by reference to the Registrant’s March 31, 1996 Annual Report on Form 10-K

3.2	By-laws of the Registrant, as amended – incorporated by reference to Exhibit 3.(ii) to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission on June 8, 2005

4.1	Rights Agreement, by and between the Company and Continental Stock Transfer and Trust Company, as amended – incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 9, 2005

10.1*	Advanced Photonix, Inc. 1991 Special Directors Stock Option Plan – incorporated by reference to Exhibit 10.9 to the Registrant’s March 31, 1991 Annual Report on Form 10-K

10.2*	Advanced Photonix, Inc. 1990 Incentive Stock Option and Non-Qualified Stock Option Plan – incorporated by reference to Exhibit No. 10.11 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 23, 1990
10.3*	Advanced Photonix, Inc. 1997 Employee Stock Option Plan – incorporated by reference to Exhibit 10.13 to the Registrant’s March 30, 1997 Annual Report on Form 10-K

10.4*	Amendment No. 1 to 1997 Employee Stock Option Plan of Advanced Photonix, Inc. – incorporated by reference to Exhibit 10.14 to the Registrant’s December 28, 1997 Quarterly report on Form 10-Q

10.5*	Advanced Photonix, Inc. 2000 Stock Option Plan, as amended – incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2004

10.9	Lease Agreement dated February 23, 1998 between Advanced Photonix, Inc. and High Tech No. 1, Ltd. — incorporated by reference to Exhibit 10.9 to the Registrant’s March 29, 1998 Annual Report on Form 10-K

10.10	Form of Indemnification Agreement provided to Directors and Principal Officers of Advanced Photonix, Inc. — incorporated by reference to Exhibit 10.15 to the Registrant’s December 28, 1997 Quarterly report on Form 10-Q

10.11*	Employment Agreement dated August 21, 2002 between Advanced Photonix, Inc. and Paul D. Ludwig – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission on September 5, 2002

10.12*	Employment Agreement dated February 10, 2003 between Advanced Photonix, Inc. and Richard D. Kurtz – incorporated by reference to Exhibit 10.12 to the Registrant’s March 30, 2003 Annual Report on Form 10-KSB

10.20	Securities Purchase Agreement, Registration Rights Agreement, Senior Subordinated Convertible Note, Warrant to Purchase Class A Common Stock, and Additional Investment Right dated October 12, 2004 between Advanced Photonix, Inc. and private investors – incorporated by reference to Exhibits 10.13 through 10.13.4 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2004

10.20.1	Letters of Agreement amending the Securities Purchase Agreement and Warrant to Purchase Class A Common Stock, dated March 9, 2005, between Advanced Photonix, Inc. and private investors – incorporated by reference to Exhibits 10.2 through 10.5 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2005

10.26.1	Promissory Note between Picotronix, Inc. and Advanced Photonix, Inc., dated March 10, 2005 – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2005

10.26.2	Secured Promissory Note between Advanced Photonix, Inc. and Robin Risser, dated May 2, 2005 – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 6, 2005

10.26.3	Secured Promissory Note between Advanced Photonix, Inc. and Steven Williamson, dated May 2, 2005 – incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 6, 2005

10.26.4*	Employment Agreement between Advanced Photonix, Inc. and Robin Risser, dated May 2, 2005 – incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 6, 2005

10.26.5*	Employment Agreement between Advanced Photonix, Inc. and Steven Williamson, dated May 2, 2005 – incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 6, 2005

21.1	List of Subsidiaries of Registrant – incorporated by reference to Exhibit 21.1 to the Registrant’s March 30, 2003 Annual Report on Form 10-KSB

31.1	Certification of the Registrant’s Chairman, Chief Executive Officer, Principal Financial Officer and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Constitutes a compensation plan or arrangement required to be filed as part of this report.