Form 10-K/A
period 2006-03-31
ADVANCED PHOTONIX INC
filed 2006-11-14
CIK 869986

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
Common Stock, $.001 Par Value
Class A Common Stock
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Total revenues for registrant’s fiscal year ended March 31, 2006 were $ 23,585,000.
The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price as reported by the NASDAQ National Market of the registrant’s Common Stock on September 25, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $44.8 million. Shares of voting stock held by each officer and director and by each person who owns 5% or more of the outstanding voting stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of June 23, 2006 there were 18,942,315 shares of Class A Common Stock and 31,691 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the Annual Meeting for 2006 are incorporated by reference in Part III.
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
The Company recorded non-cash interest expense in the amount of $1,978,000 during fiscal year 2006 as compared to $176,000 recorded in fiscal year 2005.
The changes to the Balance Sheet and Statement of Operations as of and for the year ended March 31, 2006 are as follows:

Balance Sheet	As Reported	Restated
Long-term debt, less current portion	6,132,000	5,002,000
Total liabilities	13,668,000	12,538,000
Additional paid-in capital	40,478,000	43,581,000
Accumulated deficit	(16,196,000)	(18,169,000)
Total shareholders’ equity	24,301,000	25,431,000

Consolidated Statement of Operations	As Reported	Restated
Interest expense, warrant fair value	—	(1,978,000)
Interest expense related to convertible debt	(389,000)	(208,000)
Income (loss) before provisions for income taxes	(3,437,000)	(5,234,000)
Net Income (Loss)	(3,465,000)	(5,262,000)
Basic earnings (loss) per share	$(0.20)	$(0.30)
Diluted earnings (loss) per share	$(0.20)	$(0.30)

The changes to the Balance Sheet and Statement of Operations as of and for the year ended March 27, 2005 are as follows:

Balance Sheet	As Reported	Restated
Long-term debt, less current portion	4,861,000	3,834,000
Total liabilities	8,046,000	7,019,000
Additional paid-in capital	27,995,000	29,198,000
Accumulated deficit	(12,731,000)	(12,907,000)
Total shareholders’ equity	15,277,000	16,304,000

Consolidated Statement of Operations	As Reported	Restated
Interest expense, warrant fair value	—	(176,000)
Income (loss) before provisions for income taxes	520,000	344,000
Net Income (Loss)	5,254,000	5,078,000
Basic earnings (loss) per share	$0.39	$0.38
Diluted earnings (loss) per share	$0.34	$0.33

PART I
Item 1. Business
General
Advanced Photonix, Inc. ® (the “Company”, “we” or “API”), was incorporated under the laws of the State of Delaware in June 1988. The Company is engaged in the development and manufacture of optoelectronic devices and value-added sub-systems and systems. The Company serves a variety of global Original Equipment Manufacturers (OEMs), in a variety of industries. The Company supports the customer from the initial concept and design phase of the product, through testing to full-scale production. The Company has three manufacturing facilities; located in Camarillo, CA, Dodgeville, WI and Ann Arbor, MI.
In May 2005, API completed its previously disclosed acquisition of Picotronix, Inc. through the merger of Picotronix, Inc. (doing business as and referred to herein as “Picometrix”), a Michigan corporation, with and into Michigan Acquisition Sub, LLC (“Newco”), a Delaware limited liability company and a wholly-owned subsidiary of API, pursuant to an Agreement and Plan of Merger dated March 8, 2005 by and among API, Newco, Picometrix and Robin Risser and Steven Williamson, the stockholders of Picometrix. Immediately following the effective time of the merger, the name of Newco was changed to Picometrix, LLC. Pursuant to the merger between Picometrix and API, API paid consideration of approximately $17 million in the form of $3.5 million in cash, four-year API promissory notes in the aggregate principal amount of approximately $2.9 million (the “API Notes”), $5.4 million in API Class A Common Stock (2,575,000 shares valued at $2.11 per share), a loan in the amount of approximately $4.2 million to Picometrix (the “API Loan”) was forgiven, the proceeds of which were used to prepay existing long-term indebtedness of Picometrix to a third party, and broker fees and other transaction costs directly related to the acquisition of approximately $900,000. The API Notes are payable in four annual installments with the first being a payment in the aggregate of $500,000, the second being a payment in the aggregate of $550,000, the third being a payment in the aggregate of $900,000 and the fourth being a payment in the aggregate of $950,500. The API Notes bear an interest rate of prime plus 1.0% and are secured by all of the intellectual property of Picometrix. API has the option of prepaying the API Notes without penalty. Immediately following the effective time of the transaction, the API Loan was contributed to the capital of Picometrix, LLC. In connection with the transaction, the Company recorded approximately $15 million in intangible assets (including customer list, non-compete agreement, trademarks, R & D contracts, and technology/patents) and will amortize these finite life intangible assets over their various estimated useful lives up to 15 years.
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
Technology & Manufacturing Capabilities
Our basic technologies and manufacturing capabilities include the following:
•	Optoelectronic semiconductor design and micro fabrication of Silicon (Si) and III-V compound semiconductor devices including photodetectors and terahertz transmitters/receiver antenna,

•	MBE growth of high-speed III-V compound semiconductor material including GaAs, InAlAs and InP,

•	Opto-electronic hybrid packaging of semiconductor devices combining opto-electronic devices with high-speed electronics and fiber optics,

•	Vapor deposition and/or ion implantation for Silicon based PIN & APD photo-detectors,

•	Terahertz (THz) systems, subsystems, transmitters and receivers

•	Femtosecond laser pulse control and system integration
Core Products
The core product technologies used in the majority of our products are opto-electronic semiconductor devices, including photodiodes and antennae made of silicon (Si) or III-V compound semiconductor material. Photodiodes and antennae sense light of varying wavelengths and intensity and convert that light and/or THz wave into electrical signals. We manufacture photodiodes of varying complexity, from basic positive-intrinsic-negative (PIN) photodiode to the more sophisticated avalanche photodiode (APD) and antennae that transmit and receive THz signals (Transceiver). The APD is a specialized photodiode capable of detecting very low light levels due to an internal gain phenomenon known as avalanching. All devices are designed by our experienced engineering staff, and fabricated in state-of-the-art clean rooms. Our products include the following:
•	High Speed Optical Receivers (10Gb/s & 40Gb/s) which are packaged InP, InAlAs, or GaAs PIN and/or APD photodiodes with amplifiers

•	Packaged PIN and APD photodiodes in Silicon (Si) and III-V materials (InP, InAlAs, GaAs)

•	Packaged Si APD components, with and without thermo-electric coolers

•	Packaged Si Large Area Avalanche Photodiode (LAAPD) components

•	Packaged Si photodiodes with patented FILTRODE® technology integrating optical filters directly on photodiode chips

•	Terahertz Systems & subsystems utilizing III-V materials for THz transmitters &/or receivers
Terahertz Technology
The newest technology the Company is pursuing is Terahertz (THz) or the Company’s T-Ray™ technology. Terahertz is a region of the electromagnetic (EM) Spectrum that is just beginning to be explored. THz lies between microwave and infrared waves on the EM spectrum. While microwaves and infrared waves have been explored and commercialized for decades, THz waves are in the early stages of being explored and commercialized due to the fact that they have historically been very difficult to generate and detect. Recent advances in femtosecond lasers and ultrafast semiconductor and electro-optic devices combined with fiber-optic packaging technologies have enabled the development of practical T-Ray instrumentation and as a result application/market development of THz technology has recently accelerated. THz can be used to “look”

through and beneath materials with high 2-dimensional (2-D) and 3-D spatial resolution roughly equivalent to the resolution of the human eye or better. It can also uniquely identify the chemical composition of many hidden or subsurface objects and has been determined to have non-ionizing radiation, which is not harmful to humans at the power levels commonly used today. THz imaging and spectroscopy market applications include industrial quality control through non-destructive testing (including aerospace and pharmaceutical markets); homeland security and defense screening of people, packages and bags for weapons and weapons of mass destruction; medical imaging and other scientific applications.
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
Markets
Our products serve customers in a variety of global markets, typically North America, Asia, Europe and Australia. The target markets and applications served by us are as follows:
     Military:
•	Space

•	Defense
     Industrial/Non-Destructive Testing:
•	Manufacturing

•	Instrumentation

•	Display
     Medical:
•	Diagnostic & Monitoring

•	Ophthalmic Equipment

•	Medical Imaging
     Telecommunications:
•	Telecom Equipment

•	Test and Measurement

•	Wireless Communications Equipment
     Homeland Security:
•	Baggage/Cargo Scanning

•	Passenger Screening
Recent Developments
Advanced Photonix, Inc. has begun consolidating semiconductor fabrication into its Ann Arbor, Michigan facility. Advanced Photonix, Inc. has budgeted $2.2 million for operating and capital expenses for this consolidation. As part of the consolidation API has moved corporate headquarters from Camarillo, California to Ann Arbor, MI. The Michigan Economic Development Corporation (MEDC) approved a state Single

Business Tax credit valued at more than $1.1 million over 10 years to win the Company’s business. The city of Ann Arbor also approved a personal property tax abatement valued at approximately $103,000 over five years to support the project.
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
Research and Development
Since its inception in June 1988, the Company has incurred material research and development expenses, with the intent of commercializing these investments into profitable new standard and custom product offerings. During the fiscal years ended in 2006, 2005, and 2004, research and development expenses amounted to $3,019,000, $146,000, and $280,000 respectively. The increase in R&D costs is primarily the result of the Picometrix acquisition and other new non-Picometrix product R&D initiatives. The Company expects that an increase in research and development funding will be required for new projects/products as well as the continuing development of new derivatives of the Company’s current product line The Company has in the past, and will continue to pursue customer funded, as well as internally funded, research and development projects when they are in support of the Company’s development objectives.
As we begin the new fiscal year, the following research and development projects are currently underway:
•	The next generation photodiodes and high-speed optical receivers for both the 10G and 40G telecommunications market

•	Terahertz – development of the next generation system for homeland security/military, aerospace and pharmaceutical industrial QC markets.

•	Si APD performance enhancements – designed specifically for certain military and medical imaging applications

•	Si PIN photodiodes developments to meet unique customer requirements, such as higher speeds, lower electrical noise, and unique multi-element geometries.

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
Because the Company specializes in devices requiring a high degree of engineering expertise to meet the requirements of specific applications, it generally does not compete with standard products manufacturing companies to any significant degree with other large United States, European or Pacific Rim manufacturers of standard “off the shelf” optoelectronic components or silicon photodetectors

Proprietary Technology
The Company utilizes proprietary design rules and processing steps in the development and fabrication of its PIN and APD photodiodes, THz transmitters and receivers, fiber-coupled THz subsystems/systems, and THz applications. The Company has a significant number of patents pending and owns the following patents:

Patent #	Title	Issue Date
142,195	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE	Apr-05

765,715	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE	Jan-04

2,345,153	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE	Mar-04

Jan 1988 (by
4,717,946	THIN LINE JUNCTION PHOTODIODE	predecessor co.)

Nov 1988 (by
4,782,382	HIGH QUANTUM EFFICIENCY PHOTODIODE DEVICES	predecessor co.)

5,021,854	SILICON AVALANCHE PHOTODIODE ARRAY	Jun-91

5,057,892	LIGHT RESPONSIVE AVALANCHE DIODE	Oct-91

5,146,296	DEVICES FOR DETECTING AND/OR IMAGING SINGLE PHOTOELECTRON	Sep-92

5,311,044	AVALANCHE PHOTOMULTIPLIER TUBE	May-94

5,477,075	SOLID STATE PHOTODETECTOR WITH LIGHT RESPONSIVE REAR FACE	Dec-95

5,757,057	LARGE AREA AVALANCHE ARRAY	May-98

5,801,430	SOLID STATE PHOTODETECTOR WITH LIGHT RESPONSIVE REAR FACE	Sep-98

6,005,276	SOLID STATE PHOTODETECTOR WITH LIGHT RESPONSIVE REAR FACE	Dec-99

6,111,299	ACTIVE LARGE AREA AVLANCHE PHOTODIODE ARRAY	Aug-00

6,262,465	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE	Jul-01

6,320,191	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GENERATION AND DETECTION SYSTEM	Nov-01

6,816,647	COMPACT FIBER PIGTAILED TERAHERTZ IMAGING SYSTEM	Nov-04

6,849,852	SYSTEM AND METHOD FOR MONITORING CHANGES IN STATE OF MATTER WITH TERAHERTZ RADIATION	Feb-05

6,936,821	AMPLIFIED PHOTOCONDUCTIVE GATE	Aug-05
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
A growing amount of our sales are being derived from overseas markets. These international sales are primarily focused in Europe and the Middle East. These operations are subject to risks that are inherent in operating in foreign countries, including the following:
•	foreign countries could change regulations or impose currency restrictions and other restraints;

•	changes in foreign currency exchange rates and hyperinflation or deflation in the foreign countries in which we operate;

•	exchange controls;

•	in some countries, there is a risk that the government may expropriate assets;

•	some countries impose burdensome tariffs and quotas;

•	political changes and economic crises may lead to changes in the business environment in which we operate;

•	international conflict, including terrorist acts, could significantly impact our financial condition and results of operations; and

•	economic downturns, political instability and war or civil disturbances may disrupt distribution logistics or limit sales in individual markets.
In addition, we utilize third-party “Distributors” to act as our representative for the geographic region that they have been assigned. These “Distributors” are responsible for maintaining customer account management and in some cases maintaining an inventory of products for those customers within their geographic region. Our success is dependent on these “Distributors” finding new customers and receiving new orders from existing customers.
Our future performance is dependent upon finding new customers and retaining our existing customers.
Customers normally purchase our products and incorporate them into products that they in turn sell in their own markets on an ongoing basis. As a result, our sales are dependent upon the success of our customers’ products and our future performance is dependent upon our success in finding new customers and receiving new orders from existing customers.
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
We may not be able to effectively integrate the acquired companies and successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from these acquisitions. Our efforts to integrate these businesses could be affected by a number of factors beyond our control, such as regulatory developments, general economic conditions and increased competition. In addition, the process of integrating these businesses could cause the interruption of, or loss of momentum in, the activities of our existing business. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of these businesses could negatively impact our business and results of operations. Further, the benefits that we anticipate from these acquisitions may not develop.
Risks Relating to Our Class A Common Stock
Our share price has been volatile in the past and may decline in the future.
Our Class A common stock has experienced significant market price and volume fluctuations in the past and may experience significant market price and volume fluctuations in the future in response to factors such as the following, some of which are beyond our control:
•	quarterly variations in our operating results;

•	operating results that vary from the expectations of securities analysts and investors;

•	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

•	announcements of technological innovations or new products by us or our competitors;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•	changes in the status of our intellectual property rights;

•	announcements by third parties of significant claims or proceedings against us;

•	additions or departures of key personnel;

•	future sales of our ordinary shares; and

•	stock market price and volume fluctuations.
Stock markets often experience extreme price and volume fluctuations. Market fluctuations, as well as general political and economic conditions, such as a recession or interest rate or currency rate fluctuations or political events or hostilities in or surrounding the United States, could adversely affect the market price of our Class A common stock.
In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and divert management’s attention and resources both of which could have a material adverse effect on our business and results of operations.

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
Item 3. Legal Proceedings
None
Item 4 Submission of Matters to a Vote of Security Holders
None

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
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
The following table sets forth the high and low closing prices of the Company’s Class A Common Stock by quarter for fiscal years 2006 and 2005.

	Quarterly Stock Market Data
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2006	2005	2006	2005	2006	2005	2006	2005

Common Stock[1]
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

	(in thousands, except per share data)
	2006	2005
	Restated	Restated	2004	2003	2002
Net Sales	$23,585	$14,803	$12,401	$9,147	$6,931

Gross Profit	$9,183	$4,732	$4,297	$2,699	$2,761
as a percentage of Sales	39%	32%	35%	30%	40%

Net Income (Loss)	$(5,262)	$5,078	$794	$(803)	$(284)

Earnings (Loss) per common share-Basic	$(0.30)	$0.38	$0.06	$(0.06)	$(0.02)
Earnings (Loss) per common share-Diluted	$(0.30)	$0.33	$0.06	$(0.06)	$(0.02)
Weighted average common shares outstanding	17,477	13,461	13,400	12,356	12,209

Total Assets	$38,001	$23,355	$12,574	$11,552	$9,255

Current Liabilities	$5,135	$3,185	$2,858	$2,640	$612
Long Term Liabilities	$7,403	$3,834	$11	$22	$—
Class A redeemable convertible preferred stock	$32	$32	$32	$32	$32
Shareholders’ Equity	$25,431	$16,304	$9,673	$8,858	$8,611

Working Capital	$9,330	$11,261	$5,802	$4,811	$7,461
Dividends declared on Capital Stock	$—	$—	$—	$—	$—

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation
Application of Critical Accounting Policies
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
Inventories
The Company’s inventories are stated at standard cost (which approximates the first-in, first-out method) or market. Slow moving and obsolete inventories are reviewed throughout the year. To calculate a reserve for obsolescence, we begin with a review of our slow moving inventory. Any inventory, which has been slow moving within the past 12 months, is evaluated and reserved if deemed appropriate. In addition, any residual inventory, which is customer specific and remaining on hand at the time of contract completion, is reserved for at the standard unit cost. The complete list of slow moving and obsolete inventory is then reviewed by the production, engineering and/or purchasing departments to identify items that can be utilized in the near future. These items are then excluded from the analysis and the remaining amount of slow-moving and obsolete inventory is then reserved for. Additionally, non-cancelable open purchase orders for parts we are obligated to purchase where demand has been reduced may be reserved. Reserves for open purchase orders where the market price is lower than the purchase order price are also established. If a product that had previously been reserved for is subsequently sold, the amount of reserve specific to that item is then reversed.
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
TABLE OF CONTRACTUAL OBLIGATIONS
The following table sets forth the contractual obligations of the Company at March 31, 2006.

CONTRACTUAL OBLIGATIONS	PAYMENTS DUE BY PERIOD
	Total				More than
	Restated	Within 1 year	1 – 3 years	3 – 5 years	5 years
Long-term debt	9,825,000	1,900,000	6,801,000	776,000	348,000

Discount on convertible notes	(2,923,000)	(1,560,000)	(1,363,000)
Capital lease obligations	27,000	27,000	—	—	—

Debt to related parties	2,901,000	500,000	1,851,000	550,000	—

Subtotal – Balance Sheet	9,830,000	867,000	7,289,000	1,326,000	348,000

Operating lease obligations	4,201,000	1,171,000	2,854,000	176,000	—

Purchase Obligations	1,312,000	1,312,000	—	—	—

Total	15,343,000	3,350,000	10,143,000	1,502,000	348,000

RESULTS OF OPERATIONS
Fiscal year 2006 compared to fiscal year 2005
REVENUES
The Company predominantly operates in one industry segment, light and radiation detection devices that it sells to multiple markets including telecommunications, industrial sensing/NDT, military/aerospace, medical, and homeland security. Revenues by market consisted of the following:

	Twelve months ended
	March 31,2006		March 27, 2005
Telecommunications	$3,129,000	13%	$86,000	1%
Industrial Sensing/NDT	10,359,000	44%	7,360,000	49%
Military/Aerospace	5,860,000	25%	4,875,000	33%
Medical	2,228,000	9%	2,482,000	17%
Home Land Security	2,009,000	9%	—	0%

Total Revenues	$23,585,000	100%	$14,803,000	100%
The Company’s revenues for the fiscal year ended March 31, 2006 (2006) were $23.6 million, an increase of $8.8 million, or 59% of revenues of $14.8 million for the fiscal year ended March 27, 2005 (2005).
Approximately $7.6 million of the increase was attributable to revenues from Picometrix, LLC, which the Company acquired in May 2005 The remaining increase of $1.2 million reflects an overall increase in shipments of 8% to customers in each of the Company’s remaining markets over the prior year. This represents approximately $1.4 million in volume increases offset by approximately $0.2 million in price decreases to one customer in the medical market as discussed in the paragraph below.
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
As expected, the increased diversification and larger customer base achieved through the Company’s acquisitions have resulted in net revenues meeting our expectations for the most recent fiscal year.
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
Research and development (R&D) costs increased by $2.9 million to $3.0 million during FY 2006 compared to $146,000 in FY 2005. The increase in R & D costs is the result of the Company’s Picometrix acquisition ($2.7 million) and other non-Picometrix product R&D initiatives, which amounted to $200,000. We expect that R&D expenses will increase in the upcoming fiscal year, as we focus on new opportunities brought to us as a result of the Picometrix acquisition.
Marketing and sales expenses increased by $716,000 (59%) to $1.9 million in FY 2006, which is 8% of sales, which is the same percentage as FY 2005. The acquisition of Picometrix accounted for $545,000 of the sales and marketing expense increase. Planned additions to the sales department during the year accounted for $154,000 of increased compensation, travel and related expenses. Overall advertising and marketing expenses increased by approximately $165,000, primarily associated with products sold into the telecommunications market. The Company is committed to building our sales & marketing function in the telecommunications, home land security, military and industrial sensing markets and anticipates further increases in compensation, travel and related expenses during fiscal 2007.
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
Interest income for 2006 totaled approximately $ 43,000, same as in 2005, due primarily to capital financing activities, which resulted in higher cash balances available for short-term investment. Interest expense for the year was $2,714,000, as compared to $330,000 in 2005. The increase was the result of capital financing activities and the related interest expense, including amortization of convertible notes’ discounts of approximately $1,978,000 and $206,000 of related party interest.
The company recorded an income tax provision of $28,000 for FY 2006 as compared to a negative income tax provision of $4.7 million for FY 2005. The difference of $4.7 million is due to the fact that the Company reversed 50% of its deferred tax valuation allowance, in the amount of $4.7 million in FY 2005.
Net loss for fiscal year 2006 was $5.3 million, as compared to net income $5.1 million in 2005, which included the FY2005 $4.7 million adjustment made to reduce the deferred tax valuation allowance. The decrease in net income is attributable to higher operating expenses, interest expense and the inventory write down at the California facility, offset partially by higher gross profit attributable to the Picometrix acquisition. Non-cash operating expenses for FY 2006 were $5,411,000 compared to $743,000 for fiscal year 2005, an increase of $4,668,000 which is the result of goodwill impairment of $814,000, increase interest expense of $1,802,000 related to convertible notes’ discount amortization and depreciation and intangible amortization of $2,052,000, associated with the Picometrix acquisition.
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
As expected, the increased diversification and larger customer base achieved through the Company’s previous acquisitions resulted in net revenues, which fully met our expectations for fiscal year 2005.
COSTS AND EXPENSES
Cost of product sales increased to $10.1 million in 2005 from $8.1 million in 2004. Stated as percent of net sales, cost of product sales increased 3 percentage points to 68%, reducing our gross profit margin to 32% in 2005 as compared to 35% in fiscal year 2004. The reduction in gross margin is primarily attributable to manufacturing issues; including labor inefficiencies and a significant increase in material costs related to scrap, rework and assembly yields. Stated, as a percentage of net sales, material costs rose to 28% in 2005 as compared to 25% in 2004. In 2005, we were again faced with heightened competitiveness in certain markets which caused us to absorb increases in certain material costs while maintaining or reducing existing pricing in our efforts to generate new business as well as retain existing business. Direct labor and other overhead expenses as a percentage of net sales remained flat at 8% and 32%, respectively, in 2005 as compared to 2004. While our gross margins fell slightly short of our expectations for 2005, we continued to seek ways to improve our cost and margin structure, and made margin improvement a continued priority during 2006.
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
Interest income for 2005 totaled $43,000, an increase of $23,000 over 2004, due primarily to capital financing activities, which resulted in higher cash balances available for short-term investment. Interest expense for the year was $330,000 as compared to $30,000 in 2004, due primarily to the amortization of convertible notes’ discounts of approximately$176,000, capital financing activities and the related interest liabilities.
At March 27, 2005, the Company reversed 50% of its deferred tax valuation allowance, in the amount of $4.7 million. The deferred tax valuation allowance had previously been recorded at full value against its deferred tax assets, reducing the net value of the asset to zero. With the acquisition of both Photonic Detectors Inc. in December 2004 and Picometrix, Inc. in May 2005, the Company’s management projected that the Company would generate sufficient future taxable income to utilize at least a portion of its accumulated NOL’s before they expire and has accordingly reduced the deferred tax asset valuation allowance to $4.7 million against a deferred tax asset of $9.5 million, bringing the net value of the deferred tax asset to $4.8 million at March 27, 2005. The reduction in the valuation allowance was recorded as a deferred tax benefit in the statement of operations.
Net income for fiscal year 2005 was $5.1 million, including the $4.7 million adjustment made to reduce the deferred tax valuation allowance, as compared to $794,000 in 2004. Total acquisition-related expenses for fiscal year 2005 which were necessary to support our growth objectives amounted to $736,000 (which includes interest expense of $330,000, plus the $406,000 increased general and administrative expenses associated with PDI and other acquisition investigation activities, as noted above). Thus, excluding the net impact of the deferred tax asset adjustment and acquisition-related expenses, net income for fiscal 2005 would have been $1.1 million, or $0.08 per share.
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
In September 2005, the Company issued $1.0 million of convertible debt with warrants to purchase 170,164 shares of common stock (Convertible Debt 2nd Tranche). The Company originally valued the warrants and recorded an increase to additional paid-in-capital amounting to $27,000. Subsequently, the Company determined that the beneficial conversion option and the warrants should have been valued using the “Intrinsic Value” approach. Accordingly, the Company recognized a $1.0 million debt discount on the $1.0 million principal value of the convertible note payable and the debt discount is amortized over the life of the note. The note was converted in November 2005 into 472,678 shares of Class A common stock. In addition, 85, 082 of the warrants were converted and the Company received $151,446 in cash. At March 31, 2006 the balance of unexercised warrants was 85,082.
In March 2006, the Company issued $4.0 million of convertible debt (Convertible Debt 2nd Tranche) with warrants to purchase 680,658 shares of common stock. The Company originally valued the warrants and recorded an increase to additional-paid-in-capital amounting to $1.8 million. Subsequently, the Company determined that the beneficial conversion options and warrants should have been valued using the “Intrinsic Value” approach. Accordingly, the Company recognized a $2.7 million debt discount on the $4.0 million principal value of the convertible note payable and is amortizing the debt discount to interest expense over the life of the note. At March 31, 2006 the Convertible Debt 2nd Tranche was $1.3 million (net of the debt discount).
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

			Convertible
	Convertible		notes –
	notes – Face	Notes	Balance	Conversion	Outstanding	Exercise
	value	Converted	3/31/06	Price	Warrants	Price
Round 1 financing	$5,000,000	$3,475,000	$1,525,000	$1.9393	680,658	$1.78
Round 2 Financing	5,000,000	1,000,000	4,000,000	$2.1156	765,740	$1.78
Total	$10,000,000	$4,475,000	$5,525,000		1,446,398

Operating Activities
Net cash used in operating activities of $783,000 for the year ended March 31, 2006 was primarily the result of our net operating loss of ($5,262,000), an increase in accounts receivable of $712,000, an increase in prepaid expenses of $355,000, a decrease in accrued expenses of $645,000, and a decrease in accounts payable of $336,000; offset by decreases in goodwill due to impairment charges of $814,000, decreases in inventory (including the provision for obsolescence) of $958,000, depreciation & amortization of $4,597,000 and other assets of $158,000.
Net cash provided by operating activities of $228,000 for the year ended March 27, 2005 was primarily the result of our net operating profit of $5,078,000, a decrease in our deferred tax valuation allowance of $4,749,000, an increase in inventory of $291,000, an increase in prepaid acquisition and capital finance expenses of $532,000, an increase in prepaid expenses of $193,000, and a decrease in customer deposits of $477,000; offset by an increase in accounts payable and other accrued expenses of $507,000, depreciation & amortization of $799,000 and a decrease in accounts receivable of $71,000.
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
Financing Activities
Net cash provided by financing activities was $8.4 million for the year ended March 31, 2006. This primarily reflects the $2.7 million cash proceeds from the term loan relating to the Picometrix acquisition reduced by ten months of loan repayment of $750,000, $5.0 million of cash proceeds from convertible notes ($1 million in September 05 and $4 million in March 06), $455,000 of cash paid for warrants to purchase the Company’s

Class A Common Stock and $600,000 of cash proceeds from a tem loan by the Michigan Economic Development Corporation. Payments of $300,000 were made during the year to equipment vendors to adhere to unsecured financing arrangements. Employees exercised stock options for approximately $47,000.
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
Item 7A Quantitative and Qualitative Disclosures about Market Risk
At March 31, 2006, most of the Company’s interest rate exposure is linked to the prime rate, subject to certain limitations. Offset by cash investment tied to prime rate. As such, we are at risk to the extent of changes in the prime rate and do not believe that moderate changes in the prime rate will materially affect our operating results or financial condition.
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

Item 8. Financial Statements and Supplementary Data
The following financial statements of Advanced Photonix, Inc. are included in Item 8:

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	28

FINANCIAL STATEMENTS:

Consolidated Balance Sheets,
As of March 31, 2006 and March 27, 2005	29-30

Consolidated Statements of Operations for the years ended March 31, 2006, March 27, 2005 and March 28, 2004	31

Consolidated Statements of Shareholders’ Equity for the years ended March 31, 2006, March 27, 2005 and March 28, 2004	32

Consolidated Statements of Cash Flows for the years ended March 31, 2006, March 27, 2005 and March 28, 2004	33-35

Notes to Consolidated Financial Statements	36-59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
  of Advanced Photonix, Inc.:
We have audited the accompanying consolidated balance sheets of Advanced Photonix, Inc. (the “Company”) as of March 31, 2006 and March 27, 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years ended March 31, 2006, March 27, 2005 and March 28, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
/s/ Farber Hass Hurley & McEwen LLP
June 9, 2006, except note 2, which is
November 6, 2006

ADVANCED PHOTONIX, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	March 27, 2005
As of:	Restated	Restated
Assets
Current assets:
Cash and cash equivalents	$5,933,000	$1,503,000
Restricted cash	—	1,254,000

Accounts receivable, net of allowance for doubtful accounts of $46,000 and $24,000 for March 31, 2006 and March 27, 2005, respectively.	4,387,000	2,610,000
Note receivable from Picometrix	—	4,228,000
Inventory , less allowance of $2,181,000 in 2006 and $1,032,000 in 2005	3,434,000	3,644,000
Prepaid expenses and other current assets	711,000	563,000
Deferred tax asset, current portion	—	644,000

Total current assets	14,465,000	14,446,000

Equipment and leasehold improvements
Equipment and leasehold improvements	7,923,000	5,118,000

Accumulated depreciation	(4,548,000)	(3,719,000)

Equipment and leasehold improvements, net	3,375,000	1,399,000

Other assets
Goodwill, net of accumulated amortization of $353,000 for March 31, 2006 and March 27, 2005.	4,719,000	2,421,000

Intangibles, net of accumulated amortization of $1,399,000 and $181,000 for March 31, 2006 and March 27, 2005, respectively	14,155,000	481,000
Patents, net of accumulated amortization of $55,000 and $51,000 for March 31, 2006 and March 27, 2005, respectively	16,000	13,000

Patents pending	184,000	—
Prepaid capital finance expenses, net of current portion and accumulated amortization in 2006 and 2005 of $181,000 and $83,000, respectively	84,000	315,000
Certificates of deposit	275,000	—
Security deposits and other assets	105,000	175,000
Deferred income taxes	623,000	4,105,000

Total other assets	20,161,000	7,510,000

Total assets	$38,001,000	$23,355,000

(Continued)

ADVANCED PHOTONIX, INC.
CONSOLIDATED BALANCE SHEETS — Continued

	March 31, 2006	March 27, 2005
	Restated	Restated
Liabilities and shareholders’ equity
Current liabilities
Line of credit	$1,000,000	$1,000,000
Accounts payable	982,000	1,053,000
Compensation and related withholdings	697,000	529,000
Customer deposits	1,000	—
Deferred income	76,000	271,000
Other accrued expenses	952,000	321,000
Current portion of long-term debt, related party	500,000	—
Current portion of long-term debt	927,000	11,000

Total current liabilities	5,135,000	3,185,000

Long-term debt, less current portion	5,002,000	3,834,000
Long-term debt, less current portion — related party	2,401,000	—

Total liabilities	12,538,000	7,019,000

Commitments and contingencies:

Class A redeemable convertible preferred stock, $.001 par value; 780,000 shares authorized; 2006 and 2005 - 40,000 shares issued and outstanding; liquidation preference $32,000	32,000	32,000

Shareholders’ equity:

Preferred stock, $.001 par value; 10,000,000 shares authorized; 780,000 shares designated Class A redeemable convertible; 2006 and 2005 - no shares issued and outstanding	—	—

Class A common stock, $.001 par value, 50,000,000 authorized; 2006 - 18,885,006 shares issued and outstanding, 2005 - 13,512,631 shares issued and outstanding.	19,000	13,000

Class B common stock, $.001 par value; 4,420,113 shares authorized, 2006 and 2005 - 31,691 issued and outstanding.	—	—
Additional paid-in capital	43,581,000	29,198,000

Accumulated deficit	(18,169,000)	(12,907,000)

Total shareholders’ equity	25,431,000	16,304,000

Total liabilities and shareholders’ equity	$38,001,000	$23,355,000

See notes to consolidated financial statements.

ADVANCED PHOTONIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended March 31, 2006, March 27, 2005	2006	2005
and March 28, 2004	Restated	Restated	2004

Sales, net	$23,585,000	$14,803,000	$12,401,000
Cost of products sold	14,402,000	10,071,000	8,104,000

Gross profit	9,183,000	4,732,000	4,297,000

Research and development expenses	3,019,000	146,000	280,000
Sales and marketing expenses	1,930,000	1,214,000	1,009,000
General and administrative expenses	4,157,000	2,508,000	2,087,000
Amortization expense	1,403,000	117,000	78,000
Amortization –Capital finance expense	387,000	81,000	—
Goodwill impairment expense	814,000	—	—

Total operating expenses	11,710,000	4,066,000	3,454,000

Income (loss) from operations	(2,527,000)	666,000	843,000

Other income (expense):
Interest income	43,000	43,000	20,000
Interest expense	(322,000)	(13,000)	(30,000)
Interest expense related to convertible notes	(208,000)	(141,000)	—
Interest expense, warrant discount	(1,978,000)	(176,000)	—
Interest expense, related party	(206,000)	—	—
Other income (expense)	(36,000)	(35,000)	(34,000)

Income (Loss) before provision (benefit) for income taxes	(5,234,000)	344,000	799,000

Provision (benefit) for income taxes Provision (benefit) for income taxes — current	28,000	18,000	12,000
Provision (benefit) for income taxes — deferred	—	(4,752,000)	(7,000)

Total provision (benefits) for income taxes	28,000	(4,734,000)	5,000

Net income (loss)	$(5,262,000)	$5,078,000	$794,000

Basic earnings (loss) per share	$(0.30)	$0.38	$0.06
Diluted earnings (loss) per share	$(0.30)	$0.33	$0.06

Weighted average common shares outstanding	17,477,000	13,461,000	13,400,000
See notes to consolidated financial statements.

ADVANCED PHOTONIX, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Class A		Class B
For the years ended March 31,	Common Stock		Common Stock		Additional Paid-	Accumulated
2006, March 27, 2005 and March 28,					in Capital	Deficit
2004	Shares	Amount	Shares	Amount	Restated	Restated	Total

BALANCE AT MARCH 30, 2003	13,369,258	$13,000	31,691	$—	$27,625,000	$(18,780,000)	$8,858,000

Exercise of Options	77,801	—	—	—	67,000	—	67,000

Shares issued to acquire TOI assets	(50,000)	—	—	—	(46,000)	—	(46,000)

Net loss	—	—	—	—	—	794,000	794,000

BALANCE AT MARCH 28, 2004	13,397,059	13,000	31,691	—	27,646,000	(17,986,000)	9,673,000

Exercise of Options	2,000	—	—	—	1,000	—	1,000

Shares issued to acquire PDI	113,572	—	—	—	207,000	—	207,000
Discount on note payable (fair value of detachable warrants issued)	—	—	—	—	1,344,000	—	1,344,000

Net Income	—	—	—	—	—	5,078,000	5,078,000

BALANCE AT MARCH 27, 2005	13,512,631	13,000	31,691	—	29,198,000	(12,907,000)	16,304,000

Exercise of Options	266,500	—	—	—	272,000	—	272,000

Notes Conversions	2,264,560	3,000	—	—	4,473,000	—	4,476,000

Shares issued for interest	11,069	—	—	—	21,000	—	21,000
Discount on note payable (fair value of detachable warrants issued)	—	—	—	—	3,732,000	—	3,732,000

Warrants exercised	255,246	—	—	—	454,000	—	454,000

Shares issued to acquire Picometrix	2,575,000	3,000	—	—	5,431,000	—	5,434,000

Net Income	—	—	—	—	—	(5,262,000)	(5,262,000)

BALANCE AT MARCH 31, 2006	18,885,006	$19,000	31,691	$—	$43,581,000	$(18,169,000)	$25,431,000

See notes to consolidated financial statements.

ADVANCED PHOTONIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended March 31, 2006, March 27, 2005 and March 28,	2006	2005
2004	Restated	Restated	2004

CASH FLOWS FROM OPERATING ACTIVITIES Net income (loss)	$(5,262,000)	$5,078000	$794,000

Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	829,000	369,000	328,000
Amortization	1,790,000	198,000	78,000
Disposal of fixed assets	—	56,000	39,000
Goodwill impairment charges	814,000	—	—
Amortization, convertible note discount	1978,000	176,000	—
Provision for doubtful accounts	—	—	(36,000)
Provision for obsolete inventory	821,000	—	70,000
Provision for warranty expense	—	15,000	—
Increase (decrease) in deferred tax valuation allowance	—	(4,749,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(712,000)	71,000	(176,000)
Inventories	137,000	(291,000)	307,000
Prepaid expenses and other current assets	(355,000)	(193,000)	27,000
Prepaid acquisition costs	—	(134,000)	(17,000)
Prepaid capital finance expenses	—	(398,000)	—
Other assets	158,000	—	—
Accounts payable	(336,000)	428,000	(73,000)
Customer deposit liability	—	(477,000)	—
Accrued expenses	(645,000)	79,000	(125,000)

Net cash provided by (used in) operating activities	(783,000)	228,000	1,216,000

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(263,000)	(193,000)	(298,000)
Patent expenditures	(191,000)	—	—
Short term investments	—	1,700,000	(300,000)
Change in restricted cash	1,254,000	(1,254,000)	—
Cash acquired through acquisition of Photonic Detectors, Inc.	—	44,000	—
Cash acquired through acquisition of Picotronix, Inc.	678,000	—	—
Cash paid for Picotronix, Inc acquisition	(3,500,000)	—	—
Cash paid for acquisition related costs	(936,000)	—	—
Purchase of outstanding shares of Photonic Detectors, Inc. common stock	—	(1,117,000)	—
Loan to Picometrix, Inc.	—	(4,228,000)	—
Intangible assets acquired	—	—	(10,000)
Purchase of selected net assets of Silicon Sensors, LLC	—	—	—

Net cash used in investing activities	(2,958,000)	(5,048,000)	(608,000)

(continued)

ADVANCED PHOTONIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS – Continued

For the years ended March 31, 2006, March 27, 2005 and	2006	2005
March 28, 2004	Restated	Restated	2004

CASH FLOWS FROM FINANCING ACTIVITIES Repayment of Photonic Detectors, Inc. line of credit	—	(78,000)	—
Advanced Photonix, Inc. secured term loan	1,950,000	(900,000)	(300,000)
Advanced Photonix, Inc. revolving line of credit (asset-based)	—	1,000,000	—
Payments on notes payable	119,000	—	—
Proceeds from private placement of convertible note	5,000,000	5,000,000	—
Proceeds from sale of fixed assets	—	—	23,000
Proceeds from MEDC term loan	600,000	—	—
Proceeds from exercise of warrants	455,000	—	—
Proceeds from exercise of stock options	47,000	2,000	66,000

Net cash provided by (used in) financing activities	8,171,000	5,024,000	(211,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,430,000	204,000	397,000
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,503,000	1,299,000	902,000

CASH AND CASH EQUIVALENTS AT END OF YEAR	$5,933,000	$1,503,000	$1,299,000

See notes to consolidated financial statements.
Supplemental disclosure of cash flow information:

	2006	2005	2004
Cash paid for interest	$623,000	$153,000	$30,000
Cash paid for income taxes	$17,000	$19,000	$5,000
Supplemental disclosure of non-cash operating, investing and financing activities:

Picometrix acquisition in FY 2006
Assets acquired	$19,404,000
Liabilities assumed	(2,406,000)

Net assets acquired	16,998,000
Cash Paid	(3,500,000)
Broker fees and other direct costs	(936,000)

12,562,000
Non-cash investing activities:
Common stock issued	(5,433,000)
Note payable – related	(2,901,000)
Picometrix note retired	(4,228,000)

Net balance	$—
In October 2004 (FY05), the Company issued $5.0 million in secured debt to be used for future acquisition. In conjunction with that debt, the Company issued warrants convertible into 850,822 shares of the Company’s common stock. The warrants issued were adjusted to present value. The adjustment was $141,000 to additional paid-in capital. The company amortized $176,000 of the discount to interest expense in FY2005 and $938,000 of the discount to interest expense in FY 2006. The remaining balance of $230,000 will be amortized over the remaining life of the convertible note which matures in Oct 2007 or sooner if the note is converted. During FY 2006 $4,475,000 of the convertible notes was converted into 2,275,631 shares of the Company’s Class “A” Common Stock.

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

The Company’s wholly owned subsidiary, Silicon Sensor, Inc. (SSI) (see Note 9 – Acquisitions), manufactures silicon photodiodes and optoelectronic devices in a manufacturing facility in Dodgeville, Wisconsin.

The Company’s wholly owned subsidiary, Texas Optoelectronics, Inc. (TOI) (see Note 9 – Acquisitions), manufactured optoelectronic devices in a facility in Garland, Texas. The Company shut down the Garland facility in May 2003 and relocated the TOI assets to the Company’s facilities in Dodgeville, Wisconsin and Camarillo, California.

In December 2004 the Company acquired all of the outstanding shares of Photonic Detectors, Inc. (PDI) (see Note 9 – Acquisitions), PDI manufactured optoelectronic devices in a facility in Simi Valley, California. The acquired facility was shut down in March 2005 and all assets were merged into the operations in Dodgeville, Wisconsin and Camarillo, California.

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

Reclassifications –Certain prior year balances have been reclassified in the consolidated financial statements to conform to the current year presentation. Sales in the automotive market, which were $698,000 and $838,000 in FY 2006 and FY 2005, respectively, are now classified with Industrial/NDT market.

Fiscal Year-End – With the fiscal 2006 year-end, the Company’s fiscal year ends on the last calendar day in March. Prior fiscal years ended on the last Sunday of March. As a result of this change, fiscal year ended March 31, 2006 contains fifty-three weeks. The prior two fiscal years ending March 27, 2005 and March 28, 2004 contain fifty-two weeks each.

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

Revenue Recognition – The Company recognizes revenues upon shipment. Provision for estimated losses, if any, is made in the period in which such losses are determined.

Revenues from research and development cost reimbursement-type contracts are recorded as costs are incurred based upon the relationship between actual incurred costs, total estimated costs and the amount of the contract or grant award. Estimation of cost is reviewed periodically and any anticipated losses are recognized in the period in which they first become determinable.

Warranties – The Company typically warrants its products against defects in material and workmanship. Custom opto products shipped from the California and Wisconsin facilities are warranted for a period of 90 days from the date of shipment. Optical receiver and Terahertz products shipped from the Michigan facility are warranted for a period of 1 year from the date of shipment.

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

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade accounts receivable. The Company maintains cash balances at five financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of March 31, 2006, the Company had cash at three financial institutions in excess of federally insured amounts. As excess cash is available, the Company invests in short-term and long-term investments, primarily consisting of Government Securities Money Market instruments, and Repurchase agreements. For fiscal years 2006, 2005 and 2004, cash deposits held at financial institutions in excess of FDIC insured amounts were as follows:

2006	2005	2004
$1,433,000	$2,421,000	$1,013,000
Significant Customer – During the fiscal year ended March 31, 2006, no single customer accounted for more than 10% of the Company’s net sales. During the fiscal years ended March 27, 2005, two customers represented 12% and 12% of the Company’s net sales, and March 28, 2004, no customer accounted for more than 10% of the Company’s net sales.
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
Impairment of Long-Lived Assets – The Company accounts for goodwill in accordance with Statement of Financial Accounting Standards No. 142. “Goodwill and Intangible Assets” (“SFAS 142”). In accordance with SFAS 142 goodwill is not amortized but instead will be tested for impairment at least annually and more frequently if certain indicators are present. The Company recognizes impairment losses on long-lived assets used in operations when the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. In such circumstances, those assets are written down to estimate fair value. Long-lived assets consist primarily of goodwill and fixed assets.
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
2.	Restatement for changes in Accounting for Convertible Securities with a Beneficial Conversion Feature

In accordance with guidance issued by the Financial Accounting Standards Board and the Emerging Issues Task Force regarding Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, the Company recognized an embedded beneficial conversion feature present in the Convertible Note. In its original calculation, the debt discount calculated by the valuation of the beneficial conversion feature and the attached warrants was less than the revised calculations. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The Company recognized and measured an aggregate of $3,165,000 of the proceeds, which is equal to the intrinsic value of the embedded beneficial conversion feature, to additional paid-in capital and a discount against the Convertible Notes.

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

The Company recorded non-cash interest expense in the amount of $1,978,000 during fiscal year 2006 as compared to $176,000 recorded in fiscal year 2005.

The changes to the Balance Sheet and Statement of Operations as of and for the year ended March 31, 2006 are as follows:

Balance Sheet	As Reported	Restated
Long-term debt, less current portion	6,132,000	5,002,000
Total liabilities	13,668,000	12,538,000
Additional paid-in capital	40,478,000	43,581,000
Accumulated deficit	(16,196,000)	(18,169,000)
Total shareholders’ equity	24,301,000	25,431,000

Consolidated Statement of Operations	As Reported	Restated
Interest expense, warrant fair value	—	(1,978,000)
Interest expense related to convertible debt	(389,000)	(208,000)
Income (loss) before provisions for income taxes	(3,437,000)	(5,234,000)
Net Income (Loss)	(3,465,000)	(5,262,000)
Basic earnings (loss) per share	$(0.20)	$(0.30)
Diluted earnings (loss) per share	$(0.20)	$(0.30)
The changes to the Balance Sheet and Statement of Operations as of and for the year ended March 27, 2005 are as follows:

	As
Balance Sheet	Reported	Restated
Long-term debt, less current portion	4,861,000	3,834,000
Total liabilities	8,046,000	7,019,000
Additional paid-in capital	27,995,000	29,198,000
Accumulated deficit	(12,731,000)	(12,907,000)
Total shareholders’ equity	15,277,000	16,304,000

	As
Consolidated Statement of Operations	Reported	Restated
Interest expense, warrant fair value	—	(176,000)
Income (loss) before provisions for income taxes	520,000	344,000
Net Income (Loss)	5,254,000	5,078,000
Basic earnings (loss) per share	$0.39	$0.38
Diluted earnings (loss) per share	$0.34	$0.33
3.	Inventories

Inventories consist of the following at March 31, 2006 and March 27, 2005

	2006	2005
Raw material	$4,288,000	$3,129,000
Work-in-process	937,000	1,245,000
Finished products	390,000	302,000

Total inventories	5,615,000	4,676,000
Less reserve	(2,181,000)	(1,032,000)

Inventories, net	$3,434,000	$3,644,000

Inventory Adjustments – FY 2006
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
FY 2006 Inventory Adjustments

Increase in provision for slow moving/excess/obsolete inventory	$698,000
Write-off obsolete-slow moving inventory from acquisitions (PDI/TOI)	123,000

Subtotal – obsolete inventory	821,000

Scrap inventory	159,000
Reduction in material standards	118,000
Inventory shrinkage	53,000

Subtotal – Other	330,000

Total inventory reduction	$1,151,000
4.	Equipment and Leasehold Improvements

Equipment and leasehold improvements consist of the following at March 31, 2006 and March 27, 2005:

	2006	2005
Machinery and equipment	$6,133,000	$3,795,000
Furniture and fixtures	516,000	154,000
Leasehold improvements	394,000	294,000
Data processing equipment	439,000	322,000
Vehicles	26,000	26,000
Capitalized software	401,000	382,000
Construction-in-process	14,000	68,000
Assets held for sale or disposal	0	77,000
Total assets	7,923,000	5,118,000

Accumulated depreciation	(4,548,000)	(3,719,000)
Net plant, property & equipment	—	—
	$3,375,000	$1,399,000
Depreciation expense was $829,000 for fiscal year ended March 31, 2006, $369,000 for fiscal year ended March 27, 2005 and $328,000 for fiscal year ended March 28, 2004.
5.	Intangible Assets and Goodwill

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

Intangible assets that have definite lives consist of the following (in thousands):

	Weighted	March 31, 2006			March 27, 2005
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Non-Compete agreement	15	$130	$38	$92	$225	$194	$31
Customer list	3	825	170	655	635	32	603

Trademarks	15	2,270	135	2,135	—	—	—

		March 31, 2006			March 27, 2005
	Weighted
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
R&D contracts	15	1,380	82	1,298	—	—	—
Patents		70	54	16	63	50	13
Patents pending		184		184
Technology	10	10,950	975	9,975	—	—	—

Total Intangibles	11.4	$15,809	$1,454	$14,355	$923	$276	$647
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
Assuming no impairment to the intangible value, future amortization expense for intangible assets and patents are as follows:

Intangible Assets		Patents
2007	$1,522,000	2007	$4,100
2008	1,521,000	2008	2,400
2009	1,486,000	2009	1,400
2010	1,453,000	2010	900
2011	1,361,000	2011	900
2012 & after	6,812,000	2012 & after	6,100
Total	$14,155,000	Total	$15,800
Patent pending costs will be amortized beginning the month the patents are granted.
Impairment of Goodwill – The excess of cost over the purchase price of acquired net assets is amortized on a straight-line basis over a 25-year period. In accordance with SFAS 142, Goodwill and other Intangible Assets, the Company ceased amortizing goodwill on April 1, 2002. The Company annually evaluates the recoverability of goodwill by assessing whether the recorded value of the goodwill will be recovered through future expected operating results. As a result of the Company’s evaluation, goodwill recorded from the Texas Optoelectronics Inc. acquisition in 2003 of approximately $1.4 million was reduced $814,000 in Q4 FY06 based on the net present value of the estimated future cash flow as a result of the acquisition.
6.	Foreign Sales

In fiscal 2006, 2005 and 2004, the Company had export sales of approximately $2.1 million, $2.5 million and $1.2 million, respectively, made primarily to customers in North America, Asia and Europe. All foreign sales are denominated in U.S. dollars. Sales to specific countries, stated as a percentage of total sales, consist of the following:

	2006	2005	2004
Australia	1%	—	—
Canada	—	2%	—
Japan	—	2%	—
Spain	—	5%	—
United Kingdom	4%	2%	4%
All other countries	4%	6%	6%

Total export sales	9%	17%	10%

7.	Advertising Expense – Advertising costs are expensed as incurred. Advertising expense was approximately $133,000, $84,000 and $57,000 in fiscal 2006, 2005 and 2004, respectively.
8.	Warranties –Warranty costs were approximately $23,000, $15,000 and $0 in fiscal 2006, 2005 and 2004, respectively.
9.	Net Income (Loss) Per Share – Net income (loss) per share calculations are in accordance with SFAS No. 128, “Earnings per Share”. Accordingly, basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for each year. . The impact of Statement 128 on the calculation of earnings per share is as follows:

	2006	2005
	Restated	Restated	2004
BASIC
Average Shares Outstanding	17,477,000	13,461,000	13,400,000
Net Income (Loss)	$(5,262,000)	$5,078,000	$794,000
Basic Income (Loss) Per Share	$(0.30)	$0.38	$0.06

DILUTED
Average Shares Outstanding	17,477,000	13,461,000	13.400.000
Net Effect of Shares Issuable pursuant to terms of convertible note, based on a weighted average	1,476,000	1,176,000	—
Net Effect of Dilutive Stock Options and Warrants based on the treasury stock method using average market price	2,666,000	962,000	562,000
Total Shares	21,619,000	15,599,000	13,962,000
Net Income (Loss), adjusted for interest expense on convertible note (net of tax)	$(4,873,000)	$5,128,000	$794,000
Diluted Earnings Per Share	anti dilutive	$0.33	$0.06

Average Market Price of Common Stock	$2.82	$2.18	$1.57
Ending Market Price of Common Stock	$2.71	$2.11	$2.05
The following stock options granted to Company employees, directors, and former owners were excluded from the calculation of earnings per share in the financial statements because they were anti-dilutive for the periods reported:

2006		2005		2004
	No. Shares		No. Shares		No. Shares
Exercise Price	Underlying	Exercise Price	Underlying	Exercise Price per	Underlying
per Share	Options	per Share	Options	Share	Options

2.8700	3,750	2.2500	35,400	1.8750	64,000
2.8900	10,000	2.5000	27,700	2.5000	27,700
3.0940	1,000	3.0940	1,000	3.0940	1,000
3.1875	350,000	3.1875	350,000	3.1875	350,000
5.3440	50,000	5.3440	50,000	5.3440	50,000

Total	414,750	Total	464,100	Total	492,700

10.	Acquisitions

In August 2002, SSI, a newly formed wholly-owned subsidiary of the Company, purchased substantially all of the assets and selected liabilities of Silicon Sensors LLC, a closely-held manufacturer of opto-electronic semiconductor based components located in Dodgeville, Wisconsin. The financial purchase price was $1.7 million in cash, plus the assumption of the Seller’s trade accounts payable and accrued liabilities, amounting to approximately $282,000.

In January 2003, the Company purchased all of the issued and outstanding shares of common stock of TOI, a privately owned custom manufacturer of opto-electronic components and assemblies. The purchase price was 1,009,110 shares of API Class A Common Stock (issued at $0.92 per share) and repayment of a debt of TOI in the amount of $1.2 million representing principal and interest.

In December 2004, the Company purchased all of the issued and outstanding shares of common stock of PDI, a privately owned manufacturer of opto-electronic components and assemblies located in Simi Valley, California. The purchase price was 113,572 shares of API Class A Common Stock (issued at $1.82 per share) plus $1.1 million in cash and the assumption of the seller’s trade accounts payable, accrued liabilities, and bank line of credit amounting to approximately $259,000. In addition, the purchase agreement contains a contingent purchase price during the five year contract period following the closing date upon which the Company shall pay the seller an amount equal to 20% of incremental sales as defined, subject to specific sales targets being met. The Company incurred $42,000 of expenses in connection with this acquisition. The Company has closed the Simi Valley location and integrated its business into the Camarillo, California and Dodgeville, Wisconsin facilities. In connection with the transaction, the Company recorded a $635,000 intangible asset (“Customer List”) which it will amortize over a 5 year period, beginning January 2005. A summary of the assets and liabilities acquired at fair market value is as follows:

Assets Acquired
Cash	$44,000
Accounts receivable	239,000
Inventories	423,000
Prepaid & other assets	3,000
Furniture and equipment	239,000
Customer list	635,000

Total Assets Acquired	$1,583,000

Liabilities Assumed Accounts payable	($159,000)
Accrued salaries	(22,000)
Bank line of credit	(78,000)

Total Liabilities	$(259,000)

Total Purchase price	$1,324,000
In May 2005, the Company completed its previously disclosed acquisition of Picotronix, Inc. through the merger of Picotronix, Inc. (doing business as and referred to herein as “Picometrix”), a Michigan corporation, with and into Michigan Acquisition Sub, LLC (“Newco”), a Delaware limited liability company and a wholly-owned subsidiary of the Company, pursuant to an Agreement and Plan of Merger dated March 8, 2005 by and among the Company, Newco, Picometrix and Robin Risser and Steven Williamson, the

stockholders of Picometrix. Immediately following the effective time of the merger, the name of Newco was changed to Picometrix, LLC. Pursuant to the merger between Picometrix and the Company, the Company paid consideration of approximately $17 million in the form of $3.5 million in cash, four-year API promissory notes in the aggregate principal amount of approximately $2.9 million (the “API Notes”), $5.4 million in API Class A Common Stock (2,575,000 shares valued at $2.11 per share), a loan in the amount of approximately $4.2 million to Picometrix (the “API Loan”) which was forgiven and the proceeds of which were used to prepay existing long-term indebtedness of Picometrix to a third party, and broker fees and other transaction costs directly related to the acquisition of approximately $900,000. The API notes are payable in four annual installments with the first being a payment of $500,000, the second being a payment of $550,000, the third being a payment of $900,000 and the fourth being a payment of $950,500. The API notes bear an interest rate of prime plus 1.0% and are secured by all of the intellectual property of Picometrix. API has the option of prepaying the API Notes without penalty. Immediately following the effective time of the transaction, the API Loan was contributed to the capital of Picometrix, LLC. In connection with the transaction, the Company recorded approximately $15 million in intangible assets (including customer list, non-compete agreement, trademarks, R & D contracts, and technology/patents) and will amortize these finite life intangible assets over their various estimated useful lives up to 15 years. The transaction was accounted for as a purchase in accordance with Statement of Financial Accounting Standard No. 141 “Business Combinations” (“SFAS 141”); therefore, the tangible assets acquired were recorded at fair value on acquisition date. The initial purchase price was allocated based upon the fair market value on the acquisition date without consideration of deferred tax liability, arising from the intangibles. As a result, the discount to fair value was spread proportionately across the acquired fixed assets and intangibles. Upon computation of the tax affect, due to the non-deductible nature of intangibles for tax purposes, a deferred tax liability of $4,127,000 was recorded with a corresponding increase to fair market value in fixed assets and intangibles and a recording of $3,111,000 of goodwill. See the below table for the adjusted FY2006 allocation
A portion of the purchase price was allocated to customer list, non-compete agreements, trademarks, R&D contracts, technology/patents which includes products that are already technologically feasible and under development. Picometrix, Inc., developed product technology is primarily comprised of high-speed optoelectronic devices including photodiodes and THz transceivers made of III-V compound semiconductor material, and high-speed optical receiver components and THz sub-systems/systems. The Income Approach, which is based on the premise that the value of an asset is the present value of its future earning capacity, was the primary valuation technique employed. A discount rate of 24% was applied to developed product technology. The acquired intangible assets are being amortized over their estimated useful lives, which are presented in note 1 and 4 above.
Goodwill, which represents the excess of the purchase price over the fair value of tangible and identified intangible assets acquired, is not being amortized but will be reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with SFAS 142. Goodwill is not expected to be deductible for tax purposes under section 197 of the Internal Revenue Code. The results of operations of Picometrix LLC have been included in the Company’s consolidated financial statements subsequent to the date of acquisition.
A summary of the Picotronix assets and liabilities acquired at fair value is as follows:

	FY2006	Adjusted FY2006
Assets acquired
Cash and cash equivalents	$678,000	678,000
Accounts receivable	1,065,000	1,065,000
Inventories	748,000	748,000
Prepaid expenses and other current assets	98,000	98,000

	FY2006	Adjusted FY2006
Net fixed assets	2,458,000	2,541,000
Goodwill	—	3,111,000
Customer list	178,000	190,000
Non-compete agreement	122,000	130,000
Trademarks	2,128,000	2,270,000
R&D contracts	1,294,000	1,380,000
Technology/patents	10,265,000	10,950,000
Deposits and other assets	370,000	370,000

Total assets acquired	$19,404,000	23,531,000

Liabilities assumed
Accounts payable	$(265,000)	$(265,000)
Capital lease payable	(89,000)	(89,000)
Other accrued expenses	(874,000)	(874,000)
Notes payable	(877,000)	(877,000)
Deferred revenue and deposits	(301,000)	(301,000)
Deferred tax liability	—	(4,127,000)

Total liabilities assumed	$(2,406,000)	$(6,533,000)

Net assets acquired	$16,998,000	$16,998,000

11.	Capitalization

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

The Company has authorized 10,000,000 shares of Preferred Stock, of which 780,000 shares have been designated Class A Redeemable Convertible Preferred Stock with a par value of $.001 per share. 40,000 shares of Class A Redeemable Convertible Preferred Stock (“Class A Preferred”) were issued and outstanding at March 31, 2006. The Class A Preferred Stock has a liquidation preference equal to its issue price ($.80 per share) and is convertible at any time, at the option of the holder, into .3 shares of Class B Common Stock for each share of Class A Preferred Stock converted. The Class A Preferred Stock is subject to redemption at the Company’s option for $.80 per share at any time. The Company would be required to pay approximately $25,000 to redeem these shares. The holders of the Class A Preferred Stock are entitled to an annual non-cumulative dividend preference of $.072 per share when the Company’s net earnings per share of Class A Preferred Stock equals or exceed $.072. The Class A Preferred stockholders do not have voting rights except as required by applicable law.

12.	Income Taxes

At March 31, 2006, the Company had net operating loss carry forwards (NOL’s) of approximately $23 million for Federal income tax purposes and $4 million for state income tax purposes that expire at various dates through fiscal year 2026. The tax laws related to the utilization of loss carry forwards are complex and the amount of the Company’s loss carry forward that will ultimately be available to offset future taxable income may be subject to annual limitations under IRC Section 382 resulting from changes in the ownership of the Company’s common stock.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets at March 27, 2005 were substantially composed of the Company’s net operating loss carry forwards for which the Company had made a deferred tax asset valuation allowance of $4.7 million based upon the acquisition of both Photonic Detectors Inc. in December 2004 and Picometrix, Inc. in May 2005. Based upon the FY 2006 results, the Company management has projected that the Company will generate sufficient future taxable income to utilize some of the carry-forwards that expire by 2009.

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

Below are reconciliations between the provisions for income taxes compared with the amounts at the United States federal statutory rate:

Years Ended	March 31, 2006	March 27, 2005	March 28, 2004
Federal income tax at statutory rates	(1,173,000)	177,000	272,000
State income taxes, net of federal benefit	(194,000)	39,000	45,000
Amortization of Goodwill	—	—	(1,400)

Utilization of NOL Carryforwards	307,000	(211,000)	(161,000)
Change in valuation allowance	967,000	(4,749,000)	(150,000)
Other	121,000	10,000	1,000

Effective federal income tax	28,000	(4,734,000)	5,000
Deferred Tax Assets at March 31, 2006 are as follows, at a projected tax rate of 34% for federal income tax purposes and 8.5% for state income tax purposes:

	Federal	State
Current	—	—
Long Term	623,000	—

	623,000	—

The Company’s net deferred tax assets consist of the following components, for fiscal years 2006 and 2005:

	2006	2005
Sec. 263A adjustment	36,000	59,000
Accrued bonus	—	63,000
Inventory reserve	719,000	409,000
Utility accruals	7,000	7,000
Warranty reserve	25,000	13,000
Accounts receivable allowance	16,000	9,000
Accrued vacation	90,000	77,000
Charitable contributions	4,000	—
NOL Carryforwards	7,865,000	8,217,000
Accumulated amortization	163,000	32,000
Accumulated depreciation	(50,000)	(149,000)
R&D credits	675,000	721,000
Goodwill amortization	322,000	—
California Mfg. credit	39,000	40,000
Other	2,000	—

Total	9,913,000	9,498,000
Valuation allowance	(5,717,000)	(4,749,000)
Deferred tax liability – Picometrix acquisition	(3,573,000)	—

Net deferred tax asset	623,000	4,749,000
     At March 31, 2006 the Company’s net operating loss carry forwards will expire on the following dates:

Federal		California
Amount	Expiration	Amount	Expiration
$3,171,670	March 21, 2007	$2,071,225	March 31, 2007
2,226,072	March 31, 2008	82,141	March 31, 2013
3,816,200	March 31, 2009	973,927	March 31, 2014
1,947,320	March 31, 2010	471,220	March 31, 2015
30,267	March 31, 2011	287,371	March 31, 2016

1,548,581	March 31, 2012
599,421	March 31, 2013
250,133	March 31, 2019
6,096,005	March 31, 2020
82,471	March 31, 2021
1,868,504	March 31, 2022
50	March 31, 2022
846,957	March 31, 2023
753,118	March 31, 2023
1,500	March 31, 2024
1,500	March 31, 2025
8,368	March 31, 2026

$23,248,137		$3,885,884

At March 31, 2006 the Company’s Federal R&D tax credit carry forwards will expire on the following dates:

Amount	Expiration
$111,773	March 31, 2006
40,963	March 31, 2007
80,385	March 31, 2008
66,489	March 31, 2009
17,847	March 31, 2010
63,832	March 31, 2011
34,245	March 31, 2012
16,737	March 31, 2018
168,399	March 31, 2019
9,217	March 31, 2020
100,338	March 31, 2021
87,020	March 31, 2022
99,925	March 31, 2023
82,575	March 31, 2024
143,990	March 31, 2025
140,000	March 31, 2026
$1,263,735

13.	Stock Options & Warrants

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

	2006	2005
	Restated	Restated	2004
Net Income (loss) , as reported	$(5,262,000)	$5,078,000	$794,000
Net income (loss), proforma	$(5,409,000)	$5,032,000	$723,000
Basic income (loss) per share, as reported	$(0.30)	$0.38	$0.06
Basic income (loss) per share, proforma	$(0.30)	$0.38	$0.05
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

Stock option transactions for fiscal years 2005 and 2006 are summarized as follows:

		Weight Average Exercise
	Shares (000)	Price
Outstanding, March 28, 2004	1,961	$1.39
Granted	401	$1.88
Exercised	(2)	$0.65
Expired	(5)	$1.86
Outstanding, March 27, 2005	2,355	$1.47

Exercisable, March 27, 2005	1,776	$1.48

Outstanding, March 27, 2005	2,355	$1.47
Granted	871	$2.23
Exercised	(267)	$1.08
Expired	—	—
Outstanding, March 31, 2006	2,959	$1.74
Exercisable, March 31, 2006	2,025	$1.64
Information regarding stock options outstanding as of March 31, 2006 is as follows:

		Options Outstanding
	(in 000s)	Weighted Average	Weighted Average
Price Range	Shares	Exercise Price	Remaining Life

$0.50 - $1.25	1,769	$0.77	3.62
$1.50 - $2.50	741	$2.09	6.75
$2.87 - $5.34	449	$3.39	6.49

		Options Exercisable
	(in 000s)	Weighted Average	Weighted Average
Price Range Shares	Shares	Exercise Price	Remaining Life

$0.50 - $1.25	1,096	$0.76	3.38
$1.50 - $2.50	514	$2.05	5.22
$2.87 - $5.34	415	$3.44	5.00
Warrants Outstanding & Exercisable

(in 000s)		Remaining Life
Shares	Exercise Price	(in yrs)
681	$1.78	4.7
766	$1.78	5.5
14.	Line of Credit/Short Term Debt

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

15.	Debt & Notes Payable

In October 2004, the Company entered into a definitive agreement for the private placement to four institutional investors of $5 million aggregate principal amount of its senior convertible notes. The original Securities Purchase Agreement was filed with the Securities and Exchange Commission on October 12, 2004. The notes are convertible at the option of the holder under certain circumstances into shares of the Company’s Class A Common Stock at an initial conversion price of $1.9393 per share, subject to adjustment. The notes pay interest at an annual rate of prime plus 1% and will mature on October 12, 2007. At the time of the closing of the private placement, $2.5 million of the purchase price for the notes was being held in a cash collateral account subject to release upon satisfaction of certain conditions specified in the purchase agreement. The original conditions of release provided for $1.25 million to be eligible for release if the Company had entered into a definitive agreement for a permitted acquisition on or before January 31, 2005. Subsequently, any balance remaining in the cash collateral account, up to the full $2.5 million, would be released upon the Company’s consummation of a permitted acquisition on or before March 31, 2005. Letters of agreement between API and the investors dated March 9, 2005 modified the original terms. The modified terms provide for $1.25 million to be released upon entry into a definitive agreement for a permitted acquisition on or before March 11, 2005 and for the remaining funds to be released upon the consummation of that acquisition on or before May 1, 2005. A “permitted acquisition” is defined in the Securities Purchase Agreement as the purchase by the Company of an entity with (1) EBITDA of not less than $750,000 during the twelve months immediately preceding the acquisition and (2) revenues of not less than $4.0 million during the twelve months immediately preceding the acquisition. Since Photonic Detectors, Inc. did not qualify as a “permitted acquisition” no funds were released as a result of completing that transaction. However, $1.25 million was released in March 2005, upon signing an Agreement and Plan of Merger with Picometrix, Inc. and $1.25 million remained as restricted cash in the cash collateral account at March 27, 2005. The remaining amount of restricted cash was released to the Company in May 2005, upon the completion of the acquisition of Picometrix, Inc.

In connection with the transaction, the Company had issued to the investors five-year warrants to purchase 850,822 shares of the Company’s Class A Common Stock at an exercise price of $2.1156 per share, subject to adjustment. The Company has agreed to register the shares of common stock issuable upon conversion of the notes and upon exercise of the warrants for resale under the Securities Act of 1933. The investors have the option for a period of one year following effectiveness of the registration statement to acquire an additional $5 million aggregate principal amount of the notes with an initial conversion price of $2.1156 per share and five-year warrants purchasing an additional 850,822 shares of common stock. The original terms of the warrants issued and, the additional warrants to be issued, in the private placement to the investors were also modified on March 9, 2005 to reduce the exercise price from $2.1156 per share of Class A Common Stock of API to $1.78 per share (see Note 20 “Subsequent Events”). Similarly, on March 9, 2005, the terms of the notes issued in connection with the private placement (the “Notes”) were modified to (i) provide that the interest rate shall not be less than 6.5% at any time and (ii) increase the amount of “Permitted Indebtedness” (as such term is defined in the Notes) from $3 million to $6 million and (iii) decrease the amount of “Permitted Acquisition Indebtedness” (as such term is defined in the Notes) from $6 million to $3 million. In addition, the investors in the private placement agreed to subordinate, pursuant to a form of subordination agreement in form and substance reasonable satisfactory to them, (i) the principal and interest payments on the Notes to the “Permitted Bank Debt” (as such term is defined in the letters of agreement) and (ii) their liens on the Company’s assets to any lien granted by the Company as security for the “Permitted Bank Debt”.

In accordance with APB 14, the Company has recorded a discount to the note of $1,344,000 to account for the fair value associated with the note’s detachable warrants. Upon any exercise of the conversion feature, the notes will then be converted from debt to equity. A copy of the original agreement and all related documents were filed with the Securities and Exchange Commission on October 12, 2004 on Form 8-K, and the foregoing summary is qualified in its entirety by reference thereto.

During FY2006 $3.475 million of the $5 million Convertible debt (Convertible Debt 1st Tranche) was converted into 1,792,000 shares leaving a Convertible Debt 1st Tranche balance of $1,296,000 (net of discount) at March 31, 2006. In addition, 170,164 of the warrants were converted and the Company received $299,490 in cash. At March 31, 2006 the balance of unexercised warrants was 680,658.

In September 2005, the Company issued $1.0 million of convertible debt with warrants to purchase 170,164 shares of common stock (Convertible Debt 2nd Tranche). The Company originally valued the warrants and recorded an increase to additional paid-in-capital amounting to $27,000. Subsequently the Company determined that the beneficial conversion option and the warrants should have been valued using the “Intrinsic Value” approach. Accordingly, the Company recognized a $1.0 million debt discount on the $1.0 million principal value of the convertible note payable and the debt discount is amortized over the life of the note. The note was converted in November 2005 into 472,678 shares of Class A common stock. In addition, 85,082 of the warrants were converted and the Company received $151,446 in cash. At March 31, 2006 the balance of unexercised warrants was 85,082.

In March 2006, the Company issued $4.0 million of convertible debt (Convertible Debt 2nd Tranche) with warrants to purchase 680,658 shares of common stock. The Company originally valued the warrants and recorded an increase to additional-paid-in-capital mounting to $1.8 million. subsequently, the Company determined that the beneficial conversion options and warrants should have been valued using the “Intrinsic Value” approach. Accordingly, the Company recognized a $2.7 million debt discount on the $4.0 million principal value of the convertible note payable and is amortizing the debt discount to interest expense over the life of the note. At March 31, 2006 the Convertible Debt 2nd Tranche was $1.3 million (net of the debt discount).

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

Debt Maturity Table (in 000’s)

	Balance
	3/31/06	FY2007	FY2008				FY2012
	Restated	Restated	Restated	FY2009	FY2010	FY2011	& Beyond
Bank Term Loan –SBB&T	$1,950	$900	$900	$150
Credit Line –SBB&T	1,000	1,000
MEDC- loan 1	750			109	188	188	265
MEDC – loan 2	600			117	200	200	83
Convertible Debt 1st Tranche	1,525		1,525
Discount on convertible note 1st	(229)	(144)	(85)
Convertible Debt 2nd Tranche	4,000		4,000
Discount on convertible notes 2nd	(2,694)	(1,416)	(1,278)
Debt to Related Parties	2,901	500	550	900	951
Capital leases	27	27
TOTAL	$9,830	$867	$5,612	$1,276	$1,339	$388	$348
16.	Related Party Transactions

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

17.	Capitalized Lease obligations

The Company has a capitalized lease obligation, which provides for monthly payments of $889. The lease matures October 2007 and is collateralized by certain equipment with a net book amount of approximately $27,000. Future payments on the lease obligations are as follows:

2007	$27,000
Less interest	(2,300)
Present value of net minimum lease payments	24,700

18.	Commitments & contingencies

The Company leases its manufacturing and office facilities and certain office equipment under non-cancelable operating leases. Minimum future lease payments under all non-cancelable operating leases expiring at various dates through fiscal 2011 are as follows:

2007	$1,171,000
2008	1,115,000
2009	1,035,000
2010	704,000
2011	176,000

Total	$4,201,000

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
19.	Legal

The Company is, from time to time, subject to legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

20.	Employees’ Retirement Plan

The Company maintains a 401(k) Plan which is qualified under the Internal Revenue Code. All full-time employees are eligible to participate in the Plan. Employees may make voluntary contributions to the Plan, which is matched by the Company at the rate of $1.00 for every $1.00 of employee contribution up to 3% of wages, and $.50 for every $1.00 of employee contributions on the next 2% of wages, subject to certain limitations. Employer contributions are fully vested when earned. The Company contributions and administration costs recognized as expense were approximately $181,000, $62,000 and $71,000 in fiscal 2006, 2005 and 2004, respectively.

21.	Subsequent Events

On June 2, 2006 the Company announced the resignation of Paul Ludwig as a member of the Board of Directors and President of Advanced Photonix, Inc. Richard Kurtz CEO and Chairman of the Board assumed the responsibility of President.

22.	New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) which replaces SFAS No. 123, supersedes Accounting Principles Board (APB) No. 25 and related interpretations and amends SFAS No. 95, “Statement of Cash Flows.” The provisions of SFAS No. 123R are similar to those of SFAS No. 123; however, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statement as compensation cost based on their fair value on the date of the grant. The fair value of the share-based awards will be determined using an option-pricing model on the grant date. SFAS No. 123R is effective at the beginning of the first fiscal year beginning after June 15, 2005. The Company will adopt SFAS No. 123R in the first quarter of fiscal 2007. The adoption of SFAS No. 123R in the first quarter of 2007 is not expected to have a material impact on the Company’s financial statements, although the future impact of the adoption of SFAS No. 123R is dependent upon the future issuance of stock option grants that will be determined by the Company’s Compensation Committee.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of Accounting Research Bulletin No. 43, Chapter 4” (“SFAS No. 151”). SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and spoilage should be expensed as incurred and not included in overhead. The provisions in SFAS No. 151 must be applied prospectively to the Company’s inventory costs incurred after January 1, 2006. The adoption of SFAS No. 151 is not expected to have an impact on the Company’s financial statements.

In March 2005, the FASB issued FASB Interpretation No. (“FIN”) 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of FASB Statement No. 143.” This Interpretation clarifies that the term conditional asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. The adoption of FIN 47 in fiscal 2006 did not have a material effect on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a Replacement of APB No. 20 and SFAS No. 3.” SFAS No. 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally recognized by way of a cumulative effect adjustment within net earnings during the period of change. SFAS No. 154 requires retrospective application to prior period financial statements, unless it is impracticable to determine either the period-special effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its financial statements.

In October 2005, the FASB issued FSP FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period”, which addresses the accounting for rental costs associated with operating leases that are incurred during a construction period. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense and included in income from continuing operations. The guidance in this FSP shall be applied to the first reporting period beginning after December 15, 2005, with early adoption permitted. The Company does not believe the adoption of SFAS No. 154 will have a material effect on its financial statements.

23.	Quarterly Financial Data

The table below lists financial information (unaudited) by quarter for each of the three fiscal years ending March 31, 2006, March 27, 2005, and March 28, 2004.

	First	Second	Third	Fourth	Total Year
2006 (Restated)
Net Sales	$5,077,000	$5,194,000	$6,511,000	$6,803,000	$23,585,000

Cost of Sales	2,929,000	3,070,000	3,513,000	4,890,000	14,402,000
Gross Profit	2,148,000	2,124,000	2,998,000	1,913,000	9,183,000
Research & Development Expenses	452,000	795,000	836,000	936,000	3,019,000
Selling, General & Administrative Expenses	1,669,000	1,969,000	1,902,000	3,151,000	8,691,000
Net Income (Loss)	$(236,000)	$(1,624,000)	$(886,000)	$(2,516,000)	$(5,262,000)
Basic Income (Loss) per Common Share	$(0.02)	$(0.09)	$(0.05)	$(0.13)	$(0.30)
Diluted Income (Loss) per Common Share	anti-dilutive	anti-dilutive	anti-dilutive	anti-dilutive	anti-dilutive
Weighted Average Common Shares Outstanding	15,133,000	17,252,000	18,563,000	18,882,000	17,477,000

2005 (Restated)
Net Sales	$3,253,000	$3,709,000	$3,852,000	$3,989,000	$14,803,000

Cost of Sales	1,956,000	2,451,000	2,832,000	2,832,000	10,071,000
Gross Profit	1,297,000	1,258,000	1,020,000	1,157,000	4,732,000
Research & Development Expenses	42,000	37,000	33,000	34,000	146,000
Selling, General & Administrative Expenses	902,000	982,000	870,000	1,166,000	3,920,000
Net Income (Loss)	$347,000	$260,000	$(43,000)	$4,514,000	$5,078,000
Basic Income (Loss) per Common Share	$0.03	$0.02	$0.00	$0.33	$0.38
Diluted Income (Loss) per Common Share	$0.02	$0.02	$0.00	$0.30	$0.33
Weighted Average Common Shares Outstanding	13,431,000	13,431,000	13,437,000	13,544,000	13,461,000

2004
Net Sales	$2,647,000	$3,256,000	$2,933,000	$3,565,000	$12,401,000

Cost of Sales	1,774,000	2,131,000	1,895,000	2,304,000	8,104,000
Gross Profit	873,000	1,125,000	1,038,000	1,261,000	4,297,000
Research & Development Expenses	78,000	80,000	32,000	90,000	280,000
Selling, General & Administrative Expenses	684,000	819,000	756,000	915,000	3,174,000
Net Income (Loss)	$113,000	$225,000	$255,000	$201,000	$794,000
Basic & Diluted Income (Loss) per Common Share	$0.01	$0.02	$0.02	$0.01	$0.06
Weighted Average Common Shares Outstanding	12,247,000	13,449,000	13,458,000	13,479,000	13,400,000

Footnote 1: Restatement reconciliation for convertible note discount:

	1st	2nd	3rd	4th
FY 2006	Quarter	Quarter	Quarter	Quarter	Total Year
Net Income (Loss) (As Reported)	(134,000)	(834,000)	127,000	(2,624,000)	(3,465,000)

Restatement
Amortization — convertible note discount	(101,000)	(41,000)	(33,000)	(40,000)	(215,000)
Reverse initial amortization adj. — 1st				120,000	120,000

Amortization — conversion — 1st		(738,000)			(738,000)

Amortization — conversion — 2nd			(964,000)		(964,000)

Net Income (Loss) Restated	(235,000)	(1,613,000)	(870,000)	(2,544,000)	(5,262,000)

	1st	2nd	3rd	4th
Year 2006	Quarter	Quarter	Quarter	Quarter	Total Year
Basic Income (Loss) per Common Share As Reported
As Reported	$(0.01)	$(0.05)	$(0.01)	$(0.14)	$(0.20)
Adjusted	$(0.02)	$(0.09)	$(0.05)	$(0.13)	$(0.30)

	1st	2nd	3rd	4th
Year 2006	Quarter	Quarter	Quarter	Quarter	Total Year
Diluted Income (Loss) per Common Share As Reported
As Reported	anti-dilutive	anti-dilutive	$0.01	anti-dilutive	anti-dilutive
Adjusted	anti-dilutive	anti-dilutive	anti-dilutive	anti-dilutive	anti-dilutive

	1st	2nd	3rd	4th
Year 2005	Quarter	Quarter	Quarter	Quarter	Total Year
Basic Income (Loss) per Common Share As Reported
As Reported	$0.03	$0.02	$0.00	$0.34	$0.39
Adjusted	$0.03	$0.02	$0.00	$0.33	$0.38

	1st	2nd	3rd	4th
Year 2005	Quarter	Quarter	Quarter	Quarter	Total Year
Diluted Income (Loss) per Common Share As Reported
As Reported	$0.03	$0.02	$0.00	$0.31	$0.34
Adjusted	$0.03	$0.02	$0.00	$0.30	$0.33

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
Item 9A Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation. During the past twelve months the Company’s Camarillo location has had turnover in two key accounting positions. In addition, in the Company’s recently consummated and previously reported acquisition of Picometrix, Inc., API gained three additional accounting personnel in our Ann Arbor location. In view of these two events, API management plans to reconfigure our Corporate and Camarillo accounting and disclosure controls and also transfer certain accounting and external reporting functions to our Ann Arbor office. We will continue to review and assess future needs and responsibilities in all locations and may make future changes. We believe that these changes may have a material affect on our internal controls and Procedures.
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

Number of
Securities to be
	issued upon	Weighted-average
	exercise of	exercise price of	Number of
	outstanding	outstanding	securities
	options, warrants	options, warrants	remaining available
Plan Category	and rights	and rights	for future issuance
Equity compensation plans approved by shareholders	2,025,400	$1.64	218,222
Equity compensation plans not approved by shareholders	—	—	—
Total	2,025,400	$1.64	218,2222
Item 13 Certain Relationships and Related Transactions
The response to this item is incorporated by reference from the Company’s Proxy Statement.
Item 14 Principal Accounting Fees and Services
The response to this item is incorporated by reference from the Company’s Proxy Statement.

PART IV
Item 15 Exhibits, Financial Statement Schedules
The following is a list of the financial statements, schedules and exhibits filed herewith.
(1)	Financial Statements: No financial statements have been filed with this Form 10-K other than those listed in Item 8.

(2)	Financial Statement Schedules: Schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are disclosed in the accompanying consolidated financial statements, or are inapplicable and, therefore, have been omitted.

(3)	Exhibits:

Exhibit
No.	Description
2.1	Stock Purchase Agreement dated December 21, 2004 between Advanced Photonix, Inc. and Photonic Detectors, Inc. – incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on December 23, 2004

2.2	Agreement and Plan of Merger between Advanced Photonix, Inc. and Michigan Acquisition Sub, LLC, Picotronix, Inc., Robin Risser and Steven Williamson, dated March 8, 2005 – incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2005

3.1	Certificate of Incorporation of the Registrant, as amended — incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 23, 1990

3.1.1	Amendment to Certificate of Incorporation of the Registrant, dated October 29, 1992-incorporated by reference to the Registrant’s March 31, 1996 Annual Report on Form 10-K

3.1.2	Amendment to Certificate of Incorporation of the Registrant, dated September 9, 1992-incorporated by reference to the Registrant’s March 31, 1996 Annual Report on Form 10-K

3.2	By-laws of the Registrant, as amended – incorporated by reference to Exhibit 3.(ii) to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission on June 8, 2005

4.1	Rights Agreement, by and between the Company and Continental Stock Transfer and Trust Company, as amended – incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 9, 2005

10.1	Advanced Photonix, Inc. 1991 Special Directors Stock Option Plan – incorporated by reference to Exhibit 10.9 to the Registrant’s March 31, 1991 Annual Report on Form 10-K

Exhibit
No.	Description
10.2	Advanced Photonix, Inc. 1990 Incentive Stock Option and Non-Qualified Stock Option Plan – incorporated by reference to Exhibit No. 10.11 to the Registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on November 23, 1990

10.3	Advanced Photonix, Inc. 1997 Employee Stock Option Plan – incorporated by reference to Exhibit 10.13 to the Registrant’s March 30, 1997 Annual Report on Form 10-K

10.4	Amendment No. 1 to 1997 Employee Stock Option Plan of Advanced Photonix, Inc. – incorporated by reference to Exhibit 10.14 to the Registrant’s December 28, 1997 Quarterly report on Form 10-Q

10.5	Advanced Photonix, Inc. 2000 Stock Option Plan, as amended – incorporated by reference to Exhibit 99.1 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2004

10.9	Lease Agreement dated February 23, 1998 between Advanced Photonix, Inc. and High Tech No. 1, Ltd. — incorporated by reference to Exhibit 10.9 to the Registrant’s March 29, 1998 Annual Report on Form 10-K

10.10	Form of Indemnification Agreement provided to Directors and Principal Officers of Advanced Photonix, Inc. — incorporated by reference to Exhibit 10.15 to the Registrant’s December 28, 1997 Quarterly report on Form 10-Q

10.11	Employment Agreement dated August 21, 2002 between Advanced Photonix, Inc. and Paul D. Ludwig – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission on September 5, 2002

10.12	Employment Agreement dated February 10, 2003 between Advanced Photonix, Inc. and Richard D. Kurtz – incorporated by reference to Exhibit 10.12 to the Registrant’s March 30, 2003 Annual Report on Form 10-KSB

10.20	Securities Purchase Agreement, Registration Rights Agreement, Senior Subordinated Convertible Note, Warrant to Purchase Class A Common Stock, and Additional Investment Right dated October 12, 2004 between Advanced Photonix, Inc. and private investors – incorporated by reference to Exhibits 10.13 through 10.13.4 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2004

10.20.1	Letters of Agreement amending the Securities Purchase Agreement and Warrant to Purchase Class A Common Stock, dated March 9, 2005, between Advanced Photonix, Inc. and private investors – incorporated by reference to Exhibits 10.2 through 10.5 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2005

10.26.1	Promissory Note between Picotronix, Inc. and Advanced Photonix, Inc., dated March 10, 2005 – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2005

10.26.2	Secured Promissory Note between Advanced Photonix, Inc. and Robin Risser, dated May 2, 2005 – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 6, 2005

Exhibit
No.	Description
10.26.3	Secured Promissory Note between Advanced Photonix, Inc. and Steven Williamson, dated May 2, 2005 – incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 6, 2005

10.26.4	Employment Agreement between Advanced Photonix, Inc. and Robin Risser, dated May 2, 2005 – incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 6, 2005

10.26.5	Employment Agreement between Advanced Photonix, Inc. and Steven Williamson, dated May 2, 2005 – incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 6, 2005

21.1	List of Subsidiaries of Registrant – incorporated by reference to Exhibit 21.1 to the Registrant’s March 30, 2003 Annual Report on Form 10-KSB

31.1	Certification of the Registrant’s Chairman, Chief Executive Officer and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chairman, Chief Financial Officer and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ADVANCED PHOTONIX, INC.

By:	/s/ Richard Kurtz
CEO & President

Date: November 10, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Richard D. Kurtz	Chairman of the Board,	November 10, 2006
Richard D. Kurtz

s/ Robin Risser	Chief Financial Office and Director	November 10, 2006
Robin Risser

/s/ M. Scott Farese	Director	November 10, 2006
M. Scott Farese

/s/ Lance Brewer	Director	November 10, 2006
Lance Brewer

/s/ Donald Pastor	Director	November 10, 2006
Donald Pastor

/s/ Stephen P. Soltwedel	Director	November 10, 2006
Stephen P. Soltwedel

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Registrant’s Chairman, Chief Executive Officer and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chairman, Chief Financial Officer and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002