Form 10-Q/A
period 2006-06-30
ADVANCED PHOTONIX INC
filed 2006-11-14
CIK 869986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-11056
ADVANCED PHOTONIX, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation	33-0325826 (I.R.S. Employer Identification Number)
or organization)
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
The Company recorded non-cash interest expense in the amount of $295,000 during the three month period ended June 30, 2006 in connection with the Convertible Notes.
The changes to the Balance Sheet and Statement of Operations as of and for the quarter ended June 30, 2006 are as follows:

Balance Sheet	As Reported	Restated
Long-term debt, less current portion	5,330,000	4,278,000
Total liabilities	13,140,000	12,088,000
Additional paid-in capital	40,712,000	43,815,000
Accumulated deficit	(17,352,000)	(19,403,000)

Total shareholders’ equity	23,379,000	24,431,000

Consolidated Statement of Operations	As Reported	Restated
Interest expense, warrant fair value	—	(295,000)
Interest expense related to convertible debt	(420,000)	(203,000)
Net Income (Loss)	(1,156,000)	(1,234,000)
Basic earnings (loss) per share	$(0.06)	$(0.07)
Diluted earnings (loss) per share	$(0.06)	$(0.07)

The changes to the Balance Sheet and Statement of Operations as of and for the year ended March 31, 2006 are as follows:

Balance Sheet	As Reported	Restated
Long-term debt, less current portion	6,132,000	5,002,000
Total liabilities	13,668,000	12,538,000
Additional paid-in capital	40,478,000	43,581,000
Accumulated deficit	(16,196,000)	(18,169,000)

Total shareholders’ equity	24,301,000	25,431,000

The changes to the Statement of Operations as of and for the quarter ended June 26, 2005 are as follows:

Consolidated Statement of Operations	As Reported	Restated
Interest expense, warrant fair value	—	(101,000)
Net Income (Loss)	(134,000)	(235,000)
Basic earnings (loss) per share	$(0.01)	$(0.02)
Diluted earnings (loss) per share	$(0.01)	$(0.02)

ADVANCED PHOTONIX, INC.
INDEX

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Advanced Photonix, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2006	March 31, 2006
	restated	restated
Assets

Current assets:
Cash and cash equivalents	$5,926,000	$5,933,000
Accounts receivable, net	3,522,000	4,387,000
Inventory, net	3,385,000	3,434,000
Prepaid expenses and other current assets	672,000	711,000

Total current assets	13,505,000	14,465,000

Equipment and leasehold improvements, net	3,267,000	3,375,000
Goodwill, net of accumulated amortization of $353,000 for June 30, 2006 and March 31, 2006	4,719,000	4,719,000
Intangibles and patents, net	14,006,000	14,355,000
Other assets	1,054,000	1,087,000

Total assets	$36,551,000	$38,001,000

Liabilities and shareholders’ equity

Current liabilities
Line of credit	$1,000,000	$1,000,000
Accounts payable and accrued expenses	1,757,000	1,934,000
Compensation and related withholdings	918,000	697,000
Deferred income	—	77,000
Current portion of long-term debt, related party	550,000	500,000
Current portion of long-term debt	1,734,000	927,000

Total current liabilities	5,959,000	5,135,000

Long-term debt, less current portion	4,278,000	5,002,000
Long-term debt, less current portion — related party	1,851,000	2,401,000

Total liabilities	12,088,000	12,538,000

Commitments and contingencies:

Class A redeemable convertible preferred stock, $.001 par value; 780,000 shares authorized; 2006 and 2005 - 40,000 shares issued and outstanding; liquidation preference $32,000	32,000	32,000

Shareholders’ equity:
Preferred stock — no shares issued and outstanding	—	—

Class A common stock, $.001 par value, 50,000,000 authorized; June 30, 2006 - 18,974,006 shares issued and outstanding, March 31, 2006 – 18,885,006 shares issued and outstanding.	19,000	19,000
Class B common stock, $.001 par value; 4,420,113 shares authorized, June 30, 2006 and March 31, 2006 - 31,691 issued and outstanding.	—	—
Additional paid-in capital	43,815000	43,581,000
Accumulated deficit	(19,403,000)	(18,169,000)

Total shareholders’ equity	24,431,000	25,431,000

Total liabilities and shareholders’ equity	$36,551,000	$38,001,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30, 2006	June 26, 2005
	restated	restated

Sales, net	$5,668,000	$5,077,000
Cost of products sold	3,191,000	2,929,000

Gross profit	2,477,000	2,148,000

Operating expenses:
Research and development expenses	969,000	452,000
Sales, general and administrative expenses	2,211,000	1,669,000

Total operating expenses	3,180,000	2,121,000

Income (loss) from operations	(703,000)	27,000

Other income (expense):
Interest income	58,000	9,000
Interest expense	(203,000)	(122,000)
Interest expense, related party	(57,000)	(49,000)
Interest expense, warrant discount	(295,000)	(101,000)
Other income (expense)	(34,000)	1,000

Net income (loss)	$(1,234,000)	$(235,000)

Basic and diluted loss per share	$(0.07)	$(0.02)

Weighted average common shares outstanding
Basic and diluted	18,980,000	15,133,000
See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	June 30, 2006
For the three months ended:	restated	June 26, 2005

Cash flows from operating activities:
Net income (loss)	$(1,234,000)	$(235,000)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	650,000	432,000
Stock compensation	117,000	—
Convertible note discount amortization	295,000	101,000
Other inventory provisions	(31,000)	(18,000)
Changes in operating assets and liabilities:
Accounts receivable	865,000	17,000
Inventories	80,000	(203,000)
Prepaid expenses and other assets	38,000	149,000
Accounts payable and other liabilities	(51,000)	(521,000)

Net cash provided by (used in) operating activities	729,000	(278,000)

Cash flows from investing activities:
Capital expenditures	(126,000)	(79,000)
Patent expenditures	(33,000)	(31,000)
Cash paid for Picotronix, Inc. acquisition	—	(3,500,000)
Cash acquired through acquisition of Picotronix, Inc.	—	678,000
Cash paid for acquisition related costs	—	(936,000)

Net cash used in investing activities	(159,000)	(3,868,000)

Cash flows from financing activities:
Proceeds from bank term loan	—	2,700,000
Payments on bank term loan	(225,000)	—
Payments on notes payable	—	(179,000)
Payments on notes payable – related party	(500,000)	—
Proceeds from exercise of warrants	—	303,000
Proceeds from exercise of stock options	148,000	44,000

Net cash provided by (used in) financing activities	(577,000)	2,868,000

Net decrease in cash and cash equivalents	(7,000)	(1,278,000)
Cash and cash equivalents at beginning of year	5,933,000	2,757,000

Cash and cash equivalents at end of quarter	$5,926,000	$1,479,000

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$96,000	$37,000
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
The Company recorded non-cash interest expense in the amount of $295,000 during the three month period ended June 30, 2006 in connection with the Convertible Notes.
The changes to the Balance Sheet and Statement of Operations as of and for the quarter ended June 30, 2006 are as follows:

Balance Sheet	As Reported	Restated
Long-term debt, less current portion	5,330,000	4,278,000
Total liabilities	13,140,000	12,088,000
Additional paid-in capital	40,712,000	43,815,000
Accumulated deficit	(17,352,000)	(19,403,000)

Total shareholders’ equity	23,379,000	24,431,000

Consolidated Statement of Operations	As Reported	Restated
Interest expense, warrant fair value	—	(295,000)
Interest expense related to convertible debt	(420,000)	(203,000)
Net Income (Loss)	(1,156,000)	(1,234,000)
Basic earnings (loss) per share	$(0.06)	$(0.07)
Diluted earnings (loss) per share	$(0.06)	$(0.07)
The changes to the Balance Sheet and Statement of Operations as of and for the year ended March 31, 2006 are as follows:

Balance Sheet	As Reported	Restated
Long-term debt, less current portion	6,132,000	5,002,000
Total liabilities	13,668,000	12,538,000
Additional paid-in capital	40,478,000	43,581,000
Accumulated deficit	(16,196,000)	(18,169,000)

Total shareholders’ equity	24,301,000	25,431,000

The changes to the Statement of Operations as of and for the quarter ended June 26, 2005 are as follows:

Consolidated Statement of Operations	As Reported	Restated
Interest expense, warrant fair value	—	(101,000)
Net Income (Loss)	(134,000)	(235,000)
Basic earnings (loss) per share	$(0.01)	$(0.02)
Diluted earnings (loss) per share	$(0.01)	$(0.02)
Note 3. Changes in Significant Accounting Policies
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
In accordance with SFAS No. 148, and as required by SFAS 123(R), the required pro forma disclosure, for periods prior to adoption of SFAS 123(R), is shown below:

Three months ended
June 26, 2005
Net Income (loss) , as reported	$(235,000)
Net income (loss), proforma	$(288,000)
Basic income (loss) per share, as reported	$(0.02)
Basic income (loss) per share, proforma	$(0.02)
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
Note 4. Credit Risk
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
Note 5. Detail of Certain Asset Accounts
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
Intangible assets that have definite lives consist of the following (in thousands):

	Weighted		June 30, 2006			March 31, 2006
	Average	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives	Value	Amortization	Net	Value	Amortization	Net
Non-Compete agreement	15	$130	$49	$81	$130	$38	$92
Customer list	3	825	205	620	825	170	655
Trademarks	15	2,270	173	2,097	2,270	135	2,135
R&D contracts	15	1,380	105	1,275	1,380	82	1,298
Patents		70	55	15	70	54	16
Patents pending		216		216	184	—	184
Technology	10	10,950	1,248	9,702	10,950	975	9,975

Total Intangibles	11.4	$15,841	$1,835	$14,006	$15,809	$1,454	$14,355

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

Intangible Assets
2007 (9 months)	$1,174,000
2008	1,521,000
2009	1,486,000
2010	1,453,000
2011	1,361,000
2012 & after	6,780,000
Total	$13,775,000

Patents
2007 (9 months)	$3,100
2008	2,400
2009	1,400
2010	900
2011	900
2012 & after	6,300
Total	$15,000
Patent pending costs of $216,000 will be amortized beginning the month the patents are granted.
Note 6. Debt
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
Debt & Notes Payable
During FY2006 $3.475 million of the $5 million Convertible debt (Convertible Debt 1st Tranche) was converted into 1,792,000 shares. At June 30, 2006 the Convertible Debt 1st Tranche balance was $1,330,000 (net of discount), same as at March 31, 2006.
In September 2005, the Company issued $1.0 million of convertible debt with warrants to purchase 170,164 shares of common stock (Convertible Debt 2nd Tranche). The Company originally valued the warrants and recorded an increase to additional paid-in-capital amounting to $27,000. Subsequently the Company determined that the beneficial conversion option and the warrants should have been valued using the “Intrinsic Value” approach. Accordingly, the Company recognized in FY 2006 a $1.0 million debt discount on the $1.0 million principal value of the convertible note payable and the debt discount is amortized over the life of the note. The note was converted in November 2005 into 472,678 shares of Class A common stock and the debt discount was fully amortized to non-cash interest expense in FY 2006.
In March 2006, the Company issued $4.0 million of convertible debt (Convertible Debt 2nd Tranche) with warrants to purchase 680,658 shares of common stock. The Company valued the warrants and recorded an increase to additional paid-in-capital amounting to $2.7 million using the “Intrinsic Value” approach. Accordingly, the Company recognized a $2.7 million debt discount on the $4.0 million principal value of the convertible note payable and is amortizing the debt discount to interest expense over the life of the note. At June 30, 2006 the Convertible Debt 2nd Tranche was $1.6 million (net of the debt discount).
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
Debt Maturity Table (in 000’s)

	Balance
	6/30/06	FY2007	FY2008				FY2012 &
	restated	restated	restated	FY2009	FY2010	FY2011	Beyond
Bank Term Loan –SBB&T	$1,725	$675	$900	$150
Credit Line –SBB&T	1,000	1,000
MEDC- loan 1	750			109	188	188	265

	Balance
	6/30/06	FY2007	FY2008				FY2012 &
	restated	restated	restated	FY2009	FY2010	FY2011	Beyond
MEDC – loan 2	600			117	200	200	83
Convertible Debt 1st Tranche	1,525		1,525
Discount on Convertible Debt-1st	(195)	(109)	(86)
Convertible Debt 2nd Tranche	4,000		4,000
Discount on Convertible Debt-2nd	(2,402)	(1,124)	(1,278)
Debt to Related Parties	2,401		550	900	951
Capital leases	9	9

TOTAL	$9,413	$451	$5,611	$1,276	$1,339	$388	$348

Note 7. Equity
Shareholders Equity Transactions
During the period ended June 30, 2006, API stock option holders exercised rights to purchase 89,000 shares of Class A Common Stock at approximately $1.67 per share resulting in cash to the Company of approximately $148,000.
Note 8. Loss Per Share
Net Income (Loss) Per Share
Net income (loss) per share calculations is in accordance with SFAS No. 128, “Earnings per Share”. Accordingly, basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for each year. The impact of Statement 128 on the calculation of earnings per share is as follows:

	Three months ended
	June 31, 2006	June 26, 2005
	restated	restated
BASIC AND DILUTED
Average Shares Outstanding	18,980,000	15,133,000
Net Loss	$(1,234,000)	$(235,000)
Basic and Diluted Loss Per Share	$(0.07)	$(0.02)
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
Note 9. Subsequent Events
As of July 24, 2006 the Company dissolved Texas Optoelectronics, Inc., the Company’s wholly owned subsidiary (TOI). This subsidiary held no assets or claims as of July 24, 2006. The Company shut down the Garland facility in May 2003 and relocated the TOI assets to the Company’s facilities in Dodgeville, Wisconsin and Camarillo, California .

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
Interest income in Q1 07 totaled approximately $ 58,000, an increase of $48,000 over Q1 06, due primarily to interest earned on substantially higher cash and cash equivalent balances invested at higher rates of interest.
Interest expense for the Q1 07 was $555,000 compared to $272,000 in Q1 06, an increase of $283,000. The increase is primarily attributed to the amortization of convertible notes’ discounts of $194,000 for the implied value of the warrants associated with the Round 1 & 2 convertible note financing. The remaining note discount of $2,597,000 at June 30, 2006 will be amortized to interest expense through Oct 2007. If the note is converted prior to Oct 2007 any remaining note discount amount will be expensed at the time of conversion. The balance of the interest expense is primarily comprised of $36,000 in interest expense on convertible notes, $24,000 in interest expense on the Michigan Economic Development Corporation notes and interest expense on related party notes of $26,000.
Net loss for Q1 2007 was $1,234,000, as compared to net loss of $235,000 in Q1 2006. The increase of approximately $1.0 million in losses is primarily comprised of non-cash expense totaling $428,000, non-recurring expenses from wafer fabrication consolidation of $33,000 and increased

R&D expense of $516,000. Non-cash operating expenses increased $428,000 which includes the result of the adoption of 123R for the expensing of stock option grants of $117,000, interest expense increase of $194,000 related to convertible notes’ discount amortization and an increase in the intangible amortization expenses of $117,000.
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
Operating Activities
Net cash provided by operating activities of $729,000 for the quarter ended June 30, 2006 was primarily the result of a decrease in accounts receivable of $865,000 and lower inventory balances of $80,000 and prepaid balance of $38,000; offset by a decrease in accounts payable of $(48,000), net operating loss of $(1,234,000), depreciation and amortization of $650,000, amortization of convertible note discount of $295,000 and stock compensation (123R) of $117,000.
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

		Non-Cancelable
Period ending June	Operating	Purchase
30, 2006	Leases	Orders	Total
2007(nine months)	$864,000	$1,764,000	$2,628,000
2008	1,115,000	—	1,115,000
2009	1,035,000	—	1,035,000
2010	704,000	—	704,000
2011	176,000	—	176,000
2012 and thereafter	—	—	—

Total	$3,894,000	$1,764,000	$5,658,000

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

November 10, 2006

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