Form 10-Q
period 2006-12-29
ADVANCED PHOTONIX INC
filed 2007-02-12
CIK 869986

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2006
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

(734) 864-5600
(Registrant's telephone number, including area code)

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

As of February 8, 2007 there were 19,076,006 shares of Class A Common Stock, $.001 par value, and 31,691 shares of Class B Common Stock, $.001 par value outstanding.

ADVANCED PHOTONIX, INC.

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Advanced Photonix, Inc.
Condensed Consolidated Balance Sheets

	December 29, 2006 (Unaudited)	March 31, 2006 (Restated)
Assets
Current assets:
Cash and cash equivalents	$4,191,000	$5,933,000
Accounts receivable, net	3,164,000	4,387,000
Inventory, net	4,135 000	3,434,000
Prepaid expenses and other current assets	547,000	711,000
Total current assets	12,037,000	14,465,000
Equipment and leasehold improvements, net	4,196,000	3,375,000
Goodwill, net of accumulated amortization of $353,000 for December 29, 2006 and March 31, 2006	4,719,000	4,719,000
Intangibles and patents, net	13,315,000	14,355,000
Other assets	1,014,000	1,087,000
Total assets	$35,281,000	$38,001,000

Liabilities and shareholders' equity
Current liabilities
Line of credit	$1,000,000	$1,000,000
Accounts payable and accrued expenses	2,100,000	1,934,000
Compensation and related withholdings	855,000	697,000
Deferred income	—	77,000
Current portion of long-term debt, related party	550,000	500,000
Current portion of long-term debt	4,956,000	927,000
Total current liabilities	9,461,000	5,135,000

Long-term debt, less current portion	1,350,000	5,002,000
Long-term debt, less current portion - related party	1,851,000	2,401,000
Total liabilities	12,662,000	12,538,000

Commitments and contingencies
Class A redeemable convertible preferred stock, $.001 par value; 780,000 shares authorized; - 40,000 shares issued and outstanding; liquidation preference $32,000	32,000	32,000
Shareholders' equity:
Preferred stock - no shares issued and outstanding	-	-
Class A common stock, $.001 par value, 50,000,000 authorized; December 29, 2006 - 19,059,006 shares issued and outstanding, March 31, 2006 - 18,885,006 shares issued and outstanding.	19,000	19,000
Class B common stock, $.001 par value; 4,420,113 shares authorized, December 29, 2006 and March 31, 2006 - 31,691 issued and outstanding.	-	-
Additional paid-in capital	44,058,000	43,581,000
Accumulated deficit	(21,490,000)	(18,169,000)
Total shareholders' equity	22,587,000	25,431,000
Total liabilities and shareholders' equity	$35,281,000	$38,001,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 29, 2006	December 25, 2005	December 29, 2006	December 25, 2005
		(Restated)		(Restated)
Sales, net	$5,881,000	$6,511,000	$17,427,000	$16,782,000
Cost of products sold	2,997,000	3,513,000	9,185,000	9,512,000
Gross profit	2,884,000	2,998,000	8,242,000	7,270,000

Operating expenses:
Research, development and engineering expenses	1,005,000	836,000	2,994,000	2,083,000
Sales, general and administrative expenses	2,041,000	1,902,000	6,604,000	5,540,000
Wafer fabrication relocation expenses	174,000	—	294,000	—
Total operating expenses	3,220,000	2,738,000	9,892,000	7,623,000
Income (loss) from operations	(336,000)	260,000	(1,650,000)	(353,000)

Other income (expense):
Interest income	48,000	10,000	165,000	24,000
Interest expense	(610,000)	(1,102,000)	(1,661,000)	(2,272,000)
Interest expense, related party	(56,000)	(57,000)	(168,000)	(140,000)
Other income (expense)	(11,000)	3,000	(7,000)	(4,000)

Net income (loss)	$(964,000)	$(886,000)	$(3,321,000)	$(2,745,000)

Basic and diluted loss per share	$(0.05)	$(0.05)	$(0.17)	$(0.16)

Weighted average common shares outstanding
Basic and diluted	19,089,000	18,563,000	19,032,000	16,983,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

For the nine months ended:	December 29, 2006	December 25, 2005
		(Restated)
Cash flows from operating activities:
Net loss	$(3,321,000)	$(2,745,000)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,999,000	1,703,000
Stock compensation	276,000	—
Amortization convertible note discount	1,048,000	1,904,000
Other provisions	91,000	—
Changes in operating assets and liabilities:
Accounts receivable	1,223,000	(772,000)
Inventories	(792,000)	(223,000)
Prepaid expenses and other assets	137,000	(165,000)
Accounts payable and other liabilities	221,000	(852,000)
Net cash provided by (used in) operating activities	882,000	(1,150,000)
Cash flows from investing activities:
Capital expenditures	(1,574,000)	(155,000)
Patent expenditures	(106,000)	(118,000)
Cash paid for Picotronix, Inc. acquisition	—	(3,500,000)
Cash acquired through acquisition of Picotronix, Inc.	—	678,000
Cash paid for acquisition related costs	—	(936,000)
Net cash used in investing activities	(1,680,000)	(4,031,000)
Cash flows from financing activities:
Proceeds from bank term loan	—	2,700,000
Payments on bank term loan	(675,000)	(525,000
Payments on notes payable	—	(128,000)
Payments on notes payable - related party	(500,000)	—
Proceeds from placement of convertible note		1,000,000
Proceeds from MEDC term loan		600,000
Proceeds from exercise of warrants	—	455,000
Proceeds from exercise of stock options	231,000	171,000
Net cash provided by (used in) financing activities	(944,000)	4,273,000

Net decrease in cash and cash equivalents	(1,742,000)	(908,000)
Cash and cash equivalents at beginning of year	5,933,000	2,757,000
Cash and cash equivalents at end of quarter	$4,191,000	$1,849,000
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$507,000	$347,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Notes to Condensed Consolidated Financial Statements
December 29, 2006

Note 1. Basis of Presentation

Business Description

General - Advanced Photonix, Inc. (the “Company” or “API”), was incorporated under the laws of the State of Delaware in June 1988. API is a leading supplier of custom optoelectronic solutions, high-speed optical receivers and Terahertz sensors and instrumentation, serving a variety of global Original Equipment Manufacturer (OEM) markets including telecommunications, military/aerospace, industrial sensing/NDT, medical and homeland security. Our optoelectronic solutions are based on our silicon Large Area Avalanche Photodiode (LAAPD), PIN photodiode and FILTRODE® detectors. Our patented high-speed optical receivers include Avalanche Photodiode technology (APD) and PIN (positive-intrinsic-negative) photodiode technology based upon III-V materials, including InP, InAlAs, and GaAs. Our newly emerging Terahertz sensor product line is targeted to the industrial non-destructive testing (NDT), quality control, homeland security and military markets. Using our patented fiber coupled technology and high speed Terahertz generation and detection sensors, we are engaged in transferring Terahertz technology from the application development laboratory to the factory floor. We have three manufacturing facilities, one in Camarillo, CA, one in Dodgeville, WI and one in Ann Arbor, MI.

The accompanying un-audited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, Silicon Sensors Inc. (“SSI”) and Picometrix, LLC (“Picometrix). The un-audited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Certain prior quarter amounts have been re-classified to conform to the current quarter presentation. Operating results for the nine-month period ended December 29, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the financial statements and notes thereto included in the Advanced Photonix, Inc. Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

During the quarter ending December 29, 2006, Texas Optoelectronics (‘TOI”), Silicon Detectors Inc. (‘SDI’) and Photonic Detectors, Inc. (“PDI’) were dissolved. These wholly owned subsidiaries had no assets or liabilities at the time of dissolution.

Restatement of Prior Periods

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in Convertible Notes sold by the Company in 2004, 2005 and 2006. The Company allocated a portion of the proceeds of sale equal to the intrinsic value of that feature ($3,103,000) to additional paid-in capital, and recorded a corresponding discount against the Convertible Notes.

In connection with the placement of the Convertible Notes, the Company issued detachable warrants granting the holders the right to acquire 1,446,398 shares of the Company’s common stock at $1.78 per share. The warrants expire five years from the date of registration. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF -0027”), the Company allocated the value attributable to the warrants ($1,881,000) to additional paid-in capital and recorded a corresponding discount against the Convertible Notes. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.9%, a dividend yield of 0%, and volatility of 72%, 52% and 52%, respectively.

The debt discounts attributed to the beneficial conversion feature and value of the warrants issued are being amortized over the term of the Convertible Notes (three years) as interest expense. In Q2 & Q3 of FY 2006, $3,475,000 and $1,000,000, respectively of the Convertible Notes were converted to the Company’s common stock, and accordingly, that portion of the un-amortized debt discount was charged to interest expense.

The Company recorded non-cash interest expense in the amount of $407,000 during the three-month period ended December 29, 2006 in connection with the amortization of the discount on the Convertible Notes compared to the comparable prior year quarter of $1,013,000. For the nine-month periods ended December 29, 2006 and December 25, 2005, the Company recorded non-cash interest expense in the amount of $1,048,000 and $1,904,000, respectively.

The changes to the Statement of Operations as of and for the quarter ended December 25, 2005 are as follows:

Consolidated Statement of Operations	As Reported	Restated
Interest expense, warrant fair value	$—	$(1,013,000)
Net Income (Loss)	$127,000	$(886,000)
Basic earnings (loss) per share	$0.01	$(0.05)
Diluted earnings (loss) per share	$0.01	$(0.05)

The changes to the Statement of Operations as of and for the nine month period ended December 25, 2005 are as follows:

Consolidated Statement of Operations	As Reported	Restated
Interest expense, warrant fair value	$—	$(1,904,000)
Net Income (Loss)	$(841,000)	$(2,745,000)
Basic and diluted loss per share	$(0.05)	$(0.16)

The changes to the Balance Sheet as of and for the year ended March 31, 2006 are as follows:

Balance Sheet	As Reported	Restated
Long-term debt, less current portion	$6,132,000	$5,002,000
Total liabilities	$13,668,000	$12,538,000
Additional paid-in capital	$40,478,000	$43,581,000
Accumulated deficit	$(16,196,000)	$(18,169,000)
Total shareholders’ equity	$24,301,000	$25,431,000

Note 2. Changes in Significant Accounting Policies

Stock Compensation— Effective April 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95” using the modified prospective method. Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards. Prior to April 1, 2006, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and adopted the disclosure only alternative of SFAS No. 123.  For stock-based awards issued on or after April 1, 2006, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS No. 123(R) are based on the same estimate of the grant-date or modification-date fair value and the same attribution method used previously under SFAS No. 123.

In accordance with SFAS No. 148, and as required by SFAS 123(R), the required pro forma disclosure, for periods prior to adoption of SFAS 123(R), is shown below:

	Three months ended	Nine months ended
	December 25, 2005	December 25, 2005
	Restated	Restated
Net Income (loss), as reported	$(886,000)	$(2,745,000)
Net income (loss), proforma	$(892,000)	$(2,904,000)
Basic income (loss) per share, as reported	$(0.05)	$(0.16)
Basic income (loss) per share, proforma	$(0.05)	$(0.17)

Adoption of SFAS 123(R)

During the three months ended December 29, 2006, the Company did not grant any stock options. During the three months ended December 29, 2006, the Company recorded stock-based compensation related to stock options of $93,000 for all unvested options granted prior to and options granted after the adoption of SFAS 123(R). For the nine months ended December 29, 2006, the Company has recorded stock-based compensation related to stock options of $276,000 for all unvested options granted prior to and options granted after the adoption of SFAS 123(R).

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

Valuation Assumptions

In connection with the adoption of SFAS 123(R), the Company estimated the fair value of stock options using a BSM valuation model. The fair value of each option grant is estimated on the date of grant using the BSM option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Nine months ended
	December 29, 2006
Expected term (in years)	6.5
Volatility	47.8%	%
Risk-free interest rate	5.0%	%
Dividend yield	0.00%

Stock Options

The Company’s various stock option plans provide for the granting of non-qualified and incentive stock options to purchase up to 3,500,000 shares of common stock for periods not to exceed 10 years. Options typically vest at the rate of 25% per year over four years. Under these plans, the option exercise price equals the stock’s market price on the date of grant. Options may be granted to employees, officers, directors and consultants. The Company has also granted options, under similar terms as above, under no specific shareholder approved plan.

Stock option transactions for quarter ending December 29, 2006 are summarized as follows:

	Shares (000s)	Weight Average Exercise Price
Outstanding, September 29, 2006	2,890	$1.79
Granted	—	—
Exercised	(17)	$0.88
Expired	(34)	$1.99
Outstanding, December 29, 2006	2,839	$1.79
Exercisable, December 29, 2006	2,242	$1.74

Note 3. Credit Risk

Pervasiveness of Estimates and Risk - The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade accounts receivable.

The Company maintains cash balances at five financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of December 29, 2006, the Company had cash at three financial institutions in excess of federally insured amounts in the amount of approximately $628,000. As excess cash is available, the Company invests in short-term and long-term investments, primarily consisting of Government Securities Money Market instruments, and Repurchase agreements. As of December 29, 2006, the Company held $3.2 million in a short-term Master Hold-in-Custody Repurchase agreement with a major California bank. Repurchase agreements are not considered a bank deposit, and are therefore not insured by the FDIC. These funds are backed by securities owned by Pacific Capital Bank, N.A. and are held in a safekeeping account. Current interest earned on this short-term investment range from 4-5%. The investment period ranges from 7-30 days.

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At December 29, 2006, no single customer comprised 10% of accounts receivable. As of March 31, 2006, one customer comprised 14% of accounts receivable. During the nine months ended December 29, 2006, no single customer accounted for more than 10% of the Company’s net sales.

Note 4. Detail of Certain Asset Accounts

Accounts Receivable

Accounts receivable consisted of the following:

	December 29, 2006	March 31, 2006
Trade receivables, net	$3,085,000	$4,068,000
Unbilled receivables	79,000	319,000
Total	$3,164,000	$4,387,000

Inventories

Inventories, which include material, labor and manufacturing overhead, are stated at standard cost (which approximates the first in, first out method) or market. Inventories consist of the following at December 29, 2006 and March 31, 2006.

	December 29, 2006	March 31, 2006
Raw material	$3,290,000	$4,288,000
Work-in-process	1,420,000	937,000
Finished products	379,000	390,000
Total inventories	5,089,000	5,615,000
Less reserve	(954,000)	(2,181,000)
Inventories, net	$4,135,000	$3,434,000

Intangible Assets

Intangible Assets— The Company records goodwill, which represents the excess of cost over fair value of net assets. Other intangibles are recorded at cost. These intangible assets are associated with the value of acquired non-compete agreements, customer lists, trademarks, R&D contracts, and technology/patents. These other intangible assets are amortized using the straight-line method over their various estimated useful lives up to 15 years. Goodwill is not amortized, but is reviewed at least annually for possible impairment.

Patents - Patents represent costs incurred in connection with patent applications. Such costs are amortized using the straight-line method over the useful life of the patent once issued, or expensed immediately if any specific application is unsuccessful.

Intangible assets that have definite lives consist of the following (in thousands):

		December 29, 2006			March 31, 2006
	Weighted Average Lives	Carrying Value	Accumulated Amortization	Intangibles Net	Carrying Value	Accumulated Amortization	Intangibles Net
Non-Compete agreement	3	$130	$71	$59	$130	$38	$92
Customer list-API	5	635	254	381	635	159	476
Customer list-Pico	15	190	21	169	190	11	179
Trademarks	15	2,270	248	2,022	2,270	135	2,135
R&D contracts	15	1,380	151	1,229	1,380	82	1,298
Patents	6	106	59	47	70	54	16
Patents pending		254		254	184	-	184
Technology	10	10,950	1,796	9,154	10,950	975	9,975
Total Intangibles	11.4	$15,915	$2,600	$13,315	$15,809	$1,454	$14,355

Amortization expense of Intangible Assets for the nine months ended December 29, 2006 was approximately $1,146,000. Assuming no impairment to the intangible value, future amortization expense for intangible assets and patents are as follows:

Intangible Assets		Patents
2007 (3 months)	$380,000	2007 (3 months)	$2,100
2008	1,521,000	2008	6,700
2009	1,521,000	2009	5,700
2010	1,454,000	2010	5,200
2011	1,358,000	2011	5,200
2012 & after	6,780,000	2012 & after	21,600
Total	$13,014,000	Total	$46,500

Patent pending costs of $254,000 will be amortized beginning the month the patents are granted.

Note 5. Debt

Line of Credit and Short Term Debt

The Company has a revolving line of credit from a regional bank, which provides for borrowings up to $3.0 million. The line allows for borrowings on 80% of eligible accounts receivable and 40% on eligible inventory (limited to $1.5 million), as defined. All business assets of the Company (other than certain intellectual property owned by the Company’s subsidiary, Picometrix, Inc.) secure the line. Repayment is interest only, monthly, with principal due at maturity, January 2, 2007 (see Note 9). Interest is computed at the Wall Street Journal Prime plus 1/2% with a floor rate of 6.5%. The Company classifies the line of credit as a current liability. The Company is currently re-negotiating the line of credit as described below. The prime interest rate was 8.25% at December 29, 2006.

Debt and Notes Payable

During FY2006 $3.475 million of the Company’s outstanding Convertible Notes (Convertible Debt 1st Tranche) was converted into 1,792,000 shares. At December 29, 2006 the Convertible Debt 1st Tranche balance was $1.4 million (net of debt discount).

In September 2005, the Company issued $1.0 million of Convertible Notes with warrants to purchase 170,164 shares of common stock (Convertible Debt 2nd Tranche). The Company valued the warrants and beneficial conversion feature at $1.0 million and recorded an increase to additional paid-in-capital amounting to $1.0 million. The Company recognized in FY 2006 a $1.0 million debt discount on the $1.0 million principal value of this Convertible Note and amortized the debt discount over the life of the note. The note was converted in November 2005 into 472,678 shares of Class A common stock and the debt discount was fully amortized to non-cash interest expense in FY 2006.

In March 2006, the Company issued $4.0 million of the Convertible Notes (Convertible Debt 2nd Tranche) with warrants to purchase 680,658 shares of common stock. The Company valued the warrants and recorded an increase to additional paid-in-capital amounting to $2.7 million using the “Intrinsic Value” approach. Accordingly, the Company recognized a $2.7 million debt discount on the $4.0 million principal value of this Convertible Note payable and is amortizing the debt discount to interest expense over the life of the note. At December 29, 2006 the Convertible Debt 2nd Tranche was $2.3 million (net of the debt discount).

The Company also has a term loan from a regional bank with a remaining balance of $1.275 million as of December 29, 2006. The loan is guaranteed by all of the Company’s, and its subsidiaries, assets excluding Picometrix LLC intellectual property. Repayment is principal of $75,000 per month, plus interest, until maturity on May 2, 2008. Interest is computed at the Wall Street Journal Prime plus 1% with a ceiling of 7.75% and a floor of 6%. The Company has classified the entire note as a current liability (see Note 9). The prime interest rate was 8.25% as of December 29, 2006.

The Michigan Economic Development Corporation (MEDC) entered into two loan agreements with Picometrix LLC, one in 2004 (MEDC-loan 1) and one in 2005 (MEDC-loan 2). Both loans are unsecured. MEDC-loan 1 is for an amount up to $1,024,000 with an interest rate of 7% and is fully amortized by the end of an eight (8) year period (ending on September 15, 2012). Interest is accrued during the first four years, but not paid, after which time principal plus accrued interest is paid over the remaining four years. On September 15, 2004 the Company borrowed $750,000 against the $1.0 million. The remaining balance of $250,000 can be drawn against as the Company meets certain THz product development milestones.

MEDC-loan 2 is for an amount up to $1.2 million with an interest rate of 7% and is fully amortized by the end of a six (6) year period (ending on September 15, 2011). Interest is accrued during the first two years and paid ratably over the third year. Beginning in the fourth year principal and accrued interest is paid over the remaining three years. On September 15, 2005 the Company borrowed $600,000 against the $1.2 million. The remaining balance of $600,000 can be drawn against as the Company meets certain THz product development milestones.

Convertible Promissory Notes Payable

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the Convertible Note. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature ($3,103,000) to additional paid-in capital and recorded a corresponding discount against the carrying value of the Convertible Notes.

In connection with the placement of the Convertible Notes in October 2004, September 2005 and March 2006, the Company issued detachable warrants granting the holders the right to acquire 1,446,398 shares of the Company’s common stock at $1.78 per share. The warrants expire five years from the date of registration. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF -0027”), the Company allocated the value attributable to the warrants ($1,881,000) to additional paid-in capital and recorded a corresponding discount against the Convertible Notes. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.9%, a dividend yield of 0%, and volatility of 72%, 52% and 52%, respectively.

The debt discounts attributed to the beneficial conversion feature and value of the warrants issued are amortized over the term of the Convertible Note (three years) as interest expense. In Q2 & Q3 of FY 2006, $3,475,000 and $1,000,000, respectively of the Convertible Notes were converted to the Company’s common stock, and accordingly, that portion of the un-amortized debt discount was charged to interest expense.

The Company recorded non-cash interest expense in the amount of $407,000 during the three-month period ended December 29, 2006 in connection with the Convertible Notes discount compared to the comparable prior year quarter of $1,013,000. For the nine-month periods ended December 29, 2006 and December 25, 2005, the Company recorded non-cash interest expense in the amount of $1,048,000 and $1,904,000, respectively.

Related Party Debt

As a result of the acquisition of Picotronix, Inc. (dba Picometrix), the stockholders of Picometrix received four-year API promissory notes in the aggregate principal amount of $2.9 million ("Debt to Related Parties"). The notes are payable in four annual installments with the first being a payment of $500,000 paid May 2006, the second being a payment of $550,000 due May 2007, the third being a payment of $900,000 due May 2008 and the fourth being a payment of $950,500 due May 2009. The notes bear an interest rate of prime plus 1.0% and are secured by all of the intellectual property of Picometrix. API has the option of prepaying the debt to related parties without penalty. Note holders include Robin Risser and Steve Williamson, the Company’s CFO and CTO, respectively.

Debt Maturity Table (in 000’s)

	Balance 12/29/06	FY2007	FY2008	FY2009	FY2010	FY2011	FY2012 & Beyond
Bank Term Loan -SBB&T	$1,275	$225	$900	$150
Credit Line -SBB&T	1,000	1,000
MEDC- loan 1	750			109	188	188	265
MEDC - loan 2	600			117	200	200	83
Convertible Debt 1st Tranche	1,525		1,525
Discount on convertible note 1st	(123)	(38)	(85)
Convertible Debt 2nd Tranche	4,000		4,000
Discount on convertible note 2nd	(1,721)	(443)	(1,278)
Debt to Related Parties	2,401		550	900	951
TOTAL	$9,707	$744	$5,612	$1,276	$1,339	$388	$348

Note 6. Commitments

The Company is in the process of consolidating and modernizing its wafer fabrication facilities. The Company estimates its wafer fabrication relocation and consolidation expense will be approximately $1.0 million to complete its consolidation of this business. Projected costs consist of labor and associated expense of $580,000, travel and relocation costs of $90,000, depreciation on old assets of $220,000, consulting and other related costs of $110,000. To date the Company has incurred $294,000 of such expense. The balance expected to be incurred through the 3rd quarter of fiscal 2008 is approximately $716,000.

Note 7. Equity

Shareholders Equity Transactions

During the period ended December 29, 2006, API stock option holders’ exercised rights to purchase 17,000 shares of Class A Common Stock at approximately $0.88 per share resulting in cash to the Company of approximately $14,900.

Note 8. Loss Per Share

Net Income (Loss) Per Share

Net income (loss) per share calculations is in accordance with SFAS No. 128, “Earnings per Share”. Accordingly, basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for each year. The impact of Statement 128 on the calculation of earnings per share is as follows:

	Three months ended		Nine months ended
BASIC AND DILUTED	December 29, 2006	December 25, 2005	December 29, 2006	December 25, 2005
		Restated		Restated
Average Shares Outstanding	19,089,000	18,563,000	19,032,000	16,983,000
Net Loss	$(964,000)	$(886,000)	$(3,321,000)	$(2,745,000)
Basic and Diluted Loss Per Share	$(0.05)	$(0.05)	$(0.17)	$(0.16)

The dilutive effect of stock options outstanding at December 29, 2006 and December 25, 2005 was not included in the calculation of diluted loss per share for the three-month and nine-month periods because to do so would have had an anti-dilutive effect as the Company had a net loss for each of these periods. The number of shares that potentially can dilute the outstanding shares at December 29, 2006 is approximately 3.5 million.

Note 9. Subsequent Events

The 1997 Stock Option Plan expired January 14, 2007. Of the 1.0 million options authorized, 943,778 options were granted, of which 631,778 options were exercised, leaving an outstanding balance of 312,000 unexercised granted options. The remaining authorized options of 56,222 expired.

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

Results of Operations

Revenues

The Company predominantly operates in one industry segment, light and radiation detection devices that it sells to multiple markets including telecommunications, industrial sensing/NDT, military/aerospace, medical, and homeland security. Revenues by market consisted of the following:

	Three months ended				Nine months ended
	Dec. 29, 2006%		Dec. 25, 2005%		Dec. 29, 2006%		Dec. 25, 2005%
Revenue
Telecommunications	$1,766,000	30%	844,000	13%	$4,271,000	24%	$2,269,000	14%
Industrial Sensing/NDT	2,287,000	39%	2,739,000	42%	7,101,000	41%	6,952,000	41%
Military/Aerospace	1,162,000	20%	1,696,000	26%	4,169,000	24%	4,135,000	25%
Medical	578,000	10%	518,000	8%	1,693,000	10%	1,661,000	10%
Homeland Security	88,000	1%	714,000	11%	193,000	1%	1,765,000	10%
Total Revenue	$5,881,000	100%	$6,511,000	100%	$17,427,000	100%	$16,782,000	100%

The Company's revenues for the quarter ended December 29, 2006 were $5.9 million, a decrease of $0.6 million, or 10% over revenues of $6.5 million for the quarter ended December 25, 2005. YTD revenues are 4% (or $645,000) higher than the previous nine-month period.

The Company had substantial growth in the telecommunications market in the 3rd quarter ended December 29, 2006 (Q3 2007) as compared to the quarter ended December 25, 2005 (Q3 2006). Telecommunications market revenues were $1.766 million, an increase of 109% (or $922,000) over Q3 2006 revenues of $844,000. Medical market revenues were $578,000, an increase of 12% (or $60,000) over Q3 2006 revenues of $518,000. Industrial Sensing/NDT market revenues decreased to $2.29 million, a decrease of 16% (or $452,000) from Q3 2006 revenues of $2.74 million due primarily to the delay in shipments of Terahertz NDT systems. Military/aerospace market revenues were $1.16 million, a decrease of 32% (or $534,000) from the comparable prior period revenues of $1.7 million, due primarily to the delay in custom opto product sales and a reduction in development contracts for Terahertz. Homeland Security revenues of $88,000 decreased $626,000 (or 88%) compared to Q3 2006 revenues of $714,000, due to the continued delay in government Terahertz development contracts from the Transportation Security Administration (TSA).

Revenues for the nine months ended December 29, 2006 are $17.4 million, an increase of $645,000 or 4% over the revenues of $16.8 million for the nine months ended December 25, 2005. The Telecommunications revenues grew to $4.3 million, an increase of 88% (or $2.0 million) over the comparable prior period revenues of $2.3 million, due primarily to market growth and market share increase driven by new customers and new products in the 10Gbs and 40Gbs markets. Industrial Sensing/NDT market revenues grew slightly to $7.1 million, an increase of 2% (or $149,000) over the comparable prior period revenues of $6.95 million. Military/aerospace market revenues were flat at $4.169 million, an increase of less than 1% (or $34,000) from comparable prior period revenues of $4.135 million, primarily driven by reduced demand on several maturing products. Medical revenues grew 2% (or $32,000) to $1.693 million compared to the prior year revenue of $1.661 million, due to increased volume from existing customers during the 3rd quarter. Homeland Security revenue of $193,000 is down $1.572 million (or 89%) compared to prior revenues of $1.765 million due primarily to the continued delay in government Terahertz development contracts from the Transportation Security Administration (TSA).

The Company expects revenue growth led by high growth in the telecommunications market, moderate growth in industrial/NDT and medical market, offset by low to no growth in the military market and unpredictable revenue from the home land security market, due primarily to the unpredictable nature of the timing of government development contracts.

Gross Profit Margins

Gross profit improved to 49% of sales for Q3 2007 and 47% of sales for the nine months ended December 29, 2006, compared to 46% and 43% of sales for the comparable prior year periods, due primarily to product mix. Gross profit percentages improved in Q3 2007 despite the overall reduction in gross profit of $114,000 driven by lower revenues of $630,000. Year to date gross profit of $8,242,000, increased by $972,000 over the comparable nine month period of FY 2006 on increased sales of $645,000.

Operating Expenses

Research, development and engineering (RD&E) expenses increased by $169,000 (or 20%) to $1,005,000 during Q3 2007 compared to $836,000 in Q3 2006. The increase in RD&E expenses is the result of the Company’s investment in high-speed optical receiver and terahertz product platforms.

Research, development and engineering (RD&E) expenses increased by $911,000 (or 44%) to approximately $3.0 million during the nine months ended December 29, 2006 compared to approximately $2.1million for the comparable nine months ending December 25, 2005. The increase in RD&E expenses is the result of the Company’s investment in high-speed optical receiver and terahertz product platforms. We expect that future RD&E expenses will be at least the same level or greater during the current fiscal year, as we continue our investment in our high growth opportunities.

Marketing and sales expenses increased by $42,000 (or 9%) to $524,000 in Q3 2007, which is 9% of sales as compared to $482,000 (or 7% of sales) for Q3 2006. The increase was primarily attributable to the increased field sales activity and the establishment of the Terahertz Business Development function.

Marketing and sales expenses increased by $196,000 (or 15%) to $1.5 million for the nine months ended December 29, 2006, which is 9% of sales as compared to $1.3 million (or 8% of sales) for the comparable nine months ended December 25, 2005. The increase was primarily attributable to the high-speed optical receivers’ product platform growth initiatives, including the growth of external field sales, field engineering support and development of the corresponding internal sales organization. The Company has largely completed the expansion of the domestic field sales force for the high-speed optical receiver (HSOR) and opto-solutions product platforms. The Company is continuing to expand its HSOR international distribution in European and Asian markets. The Company has and will continue to expand its business development function in the Terahertz product platform for industrial/NDT and homeland security markets and is committed to expanding its business development function in all product platforms for the military market. As a result, further increases in compensation, travel and related expenses during fiscal 2007 for these purposes are anticipated.

Total general and administrative expenses (G&A) increased by $97,000 (7%) to approximately $1.52 million in Q3 2007 as compared to $1.42 million in Q3 2006. This increase was primarily the result of the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) for the non-cash expensing of stock option grants of $93,000.

Total general and administrative expenses increased by $868,000 (21%) to approximately $5.1 million for the nine months ended December 29, 2006 as compared to $4.23 million for the nine months ended December 25, 2005. This increase was primarily the result of increased operating expenses of $224,000 (or 5.3%), and one-time or non-cash G&A expenses of $644,000. These one-time or non-cash expenses included a $235,000 increase in depreciation and intangible amortization expense, the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) for the expensing of stock option grants of $276,000 and a one-time severance expense of $133,000. The Company expects G&A expenses to increase moderately except for expenses relating to Sarbanes-Oxley Act section 404. Section 404, internal controls, requires the Company to be compliant by fiscal year ending March 2009, based on current market capitalization. External costs required to be in compliance will materially increase over the next two years.

The Company estimated wafer fabrication relocation expense will total approximately $1.0 million over the consolidation period (FY 07 & FY 08) and has incurred $174,000 in Q3 2007 and $294,000 for the nine months ending December 29, 2006. No wafer fabrication relocation expenses were incurred in the prior year. The balance expected to be incurred through the 3rd quarter of fiscal 2008 is approximately $716,000. The Company anticipates future benefits as a result of the wafer fabrication relocation, including cost savings through increased efficiencies, reduced scrap, improved process capability, and higher yields. In addition, the Company believes that the consolidation will provide new capabilities for product development, leading to growth opportunities through new product introductions.

Financing and Other Income (Expense), net

Interest income in Q3 2007 totaled approximately $ 48,000, an increase of $38,000 over Q3 2006 interest income of $10,000, due primarily to interest earned on substantially higher cash and cash equivalent balances invested at higher rates of interest.

Interest income for the nine months ending December 29, 2006 totaled approximately $165,000, an increase of $141,000 over the nine months ended December 25, 2005 of $24,000, due primarily to interest earned on substantially higher cash and cash equivalent balances invested at higher rates of interest

Interest expense for the Q3 2007 was $666,000 (including $407,000 of non-cash convertible note discount amortization) compared to approximately $1.2 million in Q3 2006, a decrease of $493,000. This decrease was primarily attributable to a decrease in the non-cash interest expense amortization of the convertible note discount of $606,000 offset by an increase in interest expense of $113,000, which was primarily attributable to the increased interest expense of $128,000 on the convertible notes recorded at prime plus 1%, offset partially by lower interest payments on the SBBT term loan.

Interest expense for the nine months ended December 29, 2006 was $1.8 million compared to $2.4 million for the nine months ended December 25, 2005, a decrease of $583,000. This decrease was primarily attributable to a decrease in the non-cash interest expense amortization of the convertible note discount of $856,000 offset by an increase in interest expense of $273,000 which was primarily attributable to the increased interest expense of $232,000 on the convertible notes payable at prime plus 1%. Future non-cash interest expense is expected to increase over the next three quarters due to the amortization of the remaining convertible note discount of $1.8 million over the life of the note.

Net loss for Q3 2007 was $1.0 million, as compared to a net loss of $886,000 in Q3 2006. Lower revenues and higher operating expenses , were partially offset by improved gross profit margin percentages and reduced interest expense as discussed above

Net loss for the nine months ended December 29, 2006 was $3.3 million, as compared to a net loss of $2.7 million for the nine months ended December 25, 2005. an increase of $576,000. The improved revenue of $645,000 and increased gross profit of $972,000 were offset by an increase in operating expenses (including RD&E and the reserve for wafer fabrication relocation expenses) and a decrease in interest expenses as discussed above.

The Company estimates it will incur wafer fabrication relocation expenses of approximately $1.0 million to complete its consolidation of this business. To date, the Company has incurred approximately $294,000 of the estimated $1.0 million. The balance expected to be incurred through the 3rd quarter of fiscal 2008 is approximately $716,000.

The Company’s future benefits, as a result of the wafer fabrication relocation, include cost savings through increased efficiencies, reduced scrap, improved process capability, and higher yields. In addition, the consolidation will provide new capabilities for product development, leading to growth opportunities through new product introductions.

Fluctuation in Operating Results

The Company’s operating results may fluctuate from period to period and will depend on numerous factors, including, but not limited to, customer demand and market acceptance of the Company’s products, new product introductions, product obsolescence, component price fluctuation, varying product mix, and other factors. If demand does not meet the Company’s expectations in any given quarter, the sales shortfall may result in an increased impact on operating results due to the Company’s inability to adjust operating expenditures quickly enough to compensate for such shortfall. The Company’s results of operations could be materially adversely affected by changes in economic conditions or customer spending patterns for the market it serves.

Liquidity and Capital Resources

At December 29, 2006, the Company had unrestricted cash and cash equivalents of $4.2 million, a decrease of $1.7 million from the March 31, 2006 balance of $5.9 million. The decrease is attributable to capital expenditures of wafer fabrication equipment for the nine months ended December 29, 2006. The Company believes that current cash levels combined with our revolving line of credit will be sufficient for our 2007 fiscal year.

The Company maintains a revolving line of credit with a regional bank that provides for borrowings up to $3.0 million, based on 80% of the Company’s eligible accounts receivable and 40% of the Company’s eligible inventory, subject to certain limitations as defined by the agreement. At December 29, 2006, the outstanding balance on the line was $1.0 million. All business assets of the Company secure the line other than the intellectual property of the Company’s Picometrix subsidiary. As most recently amended, repayment is interest only monthly, with principal due at maturity date on January 2, 2007. Interest is computed at the prime rate as published in the Wall Street Journal plus ½% with a floor of 6.5%. The prime interest rate was 8.25% at December 29, 2006.

The Company anticipates total capital expenditures in FY 07 of approximately $2.3 million, primarily due to equipment and facility expenditures associated with the wafer fabrication relocation into the Ann Arbor, Michigan facility. The Company has invested approximately $1.6 million year to date and anticipates spending the remaining $0.7 million over the remainder of the fiscal year. The Company has a bank line of credit of $3.0 million of which $1 million has been used and Michigan Economic Development Corporation (MEDC) long-term note commitments of $2.2 million, of which $1.35 million has been used. The Company does not anticipate requiring additional sources of financing for FY 07.

Net cash provided by (used in) operating activities

Net cash provided by operating activities of $882,000 for the nine months ended December 29, 2006 was primarily the result of net operating loss of $3.3 million offset by non-cash expenses of $3.4 million (depreciation and amortization of $2.0 million, $1.0 million amortization of convertible note discount, other provisions of $91,000 and stock compensation (123R) of $276,000). Net assets (assets minus liabilities) increased $1.5 million comprised of a decrease in accounts receivable of $1.2 million and prepaid expenses of $137,000, an increase in accounts payable and other liabilities of $221,000, offset by an increase in inventories of $792,000.

Net cash provided by (used in) investing activities

Net cash used in investing activities was $1.7 million for the nine months ended December 29, 2006. Capital expenditure activity for the nine months ending December 29, 2006 accounted for $1.6 million of the cash used, and patent expenditures were $106,000 for the first nine months of fiscal year 2007. During the first three quarters, the Company has incurred approximately $1 million in capital expenditures for the wafer fabrication consolidation.

Cash flows from financing activities

Net cash used in financing activities was $944,000 for the nine months ended December 29, 2006. This reflects the principal payment on the term loan of $675,000 and the annual payment of the note payable to related parties of $500,000. Employees exercised stock options providing the company proceeds of approximately $231,000. The Company is exposed to interest rate risk for marketable securities. We continually monitor interest rates and will attempt to utilize the best possible avenues of investment as excess cash becomes available.

Based on current plans and business conditions, we believe our existing working capital and borrowing capacity, coupled with the funds generated from our operations, will be sufficient to fund our anticipated working capital and capital expenditures for the next twelve months, assuming the convertible note is converted. However, if the Company makes an acquisition for cash or is required to pay off the convertible note in cash, our cash requirements may be in excess of our cash and cash equivalents balance. Therefore it may be necessary to borrow from financial or other institutions or raise equity in the private or public securities markets. No assurance can be given that the Company would be successful in obtaining such financing on favorable terms.

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

Period ending December. 29, 2006	Operating Leases	Non-Cancelable Purchase Orders	Total
2007 (3 months)	$292,000	713,000	$1,005,000
2008	1,148,000		1,148,000
2009	1,111,000	—	1,111,000
2010	782,000	—	782,000
2011	255,000	—	255,000
2012 and thereafter	47,000	—	47,000
Total	$3,635,000	$713,000	$4,348,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At December 29, 2006, all of the Company’s interest rate exposure is linked to the prime rate, subject to certain limitations. As such, we are at risk to the extent of changes in the prime rate and do not believe that moderate changes in the prime rate will materially affect our operating results or financial condition. The interest rate risk is hedged by an interest rate cap of 7.75% on the term loan with a remaining balance of $1,275,000 relating to the purchase of Picometrix.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Our Chief Executive Officer and Chief Financial Officers (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company.  The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared.  During the quarter, the Company completed a restatement of its Consolidated Financial Statements for its fiscal years ended 2005 and 2006 to conform to relevant accounting guidance regarding convertible securities specifically the calculation of the intrinsic value and non-cash interest expense associated with the beneficial conversion features of the Company's convertible notes in accordance with Financial Standards Board (FASB) Emerging Issues Task Force (EITF) Application Issue 98-5 & 98-0027 guidance of October 2005.  In connection with the restatements, under the supervision of the Certifying Officers, the Company reevaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)), and based on this evaluation, the Certifying Officers concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

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

February 12, 2007

/s/ Richard Kurtz
Richard Kurtz Chairman, Chief Executive Officer And Director

/s/ Robin Risser
Robin Risser Chief Financial Officer And Director