Form 10-Q
period 2007-06-30
ADVANCED PHOTONIX INC
filed 2007-08-13
CIK 869986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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

Large accelerated filer ☐           Accelerated filer ☐          Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 10, 2007, there were 19,251,006 shares of Class A Common Stock, $.001 par value, and 31,691 shares of Class B Common Stock, $.001 par value outstanding.

Advanced Photonix, Inc.
Form 10-Q
For the Quarter Ended June 29, 2007

Table of Contents

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Condensed)

	Condensed Consolidated Balance Sheets at June 29, 2007 (unaudited) and March 31, 2007.	3

	Condensed Consolidated Statements of Operations for the three-month periods ended June 29, 2007 and June 30, 2006 (unaudited).	4

	Condensed Consolidated Statements of Cash Flows for the three-month periods ended June 29, 2007 and June 30, 2006 (unaudited).	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	21

Item 1A	Risk Factors	21

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3	Defaults Upon Senior Securities	21

Item 4	Submission of Matters to a Vote of Security Holders	21

Item 5	Other Information	21

Item 6.	Exhibits	21
	Exh. 31.1 Section 302 Certification of Chief Executive Officer
	Exh. 31.2 Section 302 Certification of Chief Financial Officer
	Exh. 32.1 Section 906 Certification of Chief Executive Officer
	Exh. 32.2 Section 906 Certification of Chief Financial Officer

	Signatures	26

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Advanced Photonix, Inc.
Condensed Consolidated Balance Sheets

	June 29, 2007	March 31, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,931,000	$3,274,000
Accounts receivable, net	3,945,000	3,587,000
Inventories, net	4,272 000	4,439,000
Prepaid expenses and other current assets	441,000	377,000
Total current assets	10,589,000	11,677,000
Equipment and leasehold improvements, net	4,985,000	4,736,000
Goodwill	4,579,000	4,579,000
Intangibles and patents, net	12,187,000	12,640,000
Deferred tax asset	1,225,000	1,225,000
Other assets	390,000	385,000
Total assets	$33,955,000	$35,242,000
Liabilities and shareholders' equity
Current liabilities
Line of credit	$900,000	$741,000
Accounts payable	1,055,000	1,401,000
Compensation and related withholdings	1,134,000	1,091,000
Interest payable	353,000	325,000
Other accrued expenses	539,000	610,000
Current portion of long-term debt, related parties	900,000	550,000
Current portion of long-term debt	5,189,000	4,535,000
Total current liabilities	10,070,000	9,253,000

Long-term debt, less current portion	3,632,000	3,015,000
Long-term debt, less current portion - related parties	951,000	1,851,000
Total liabilities	14,653,000	14,119,000

Commitments and contingencies
Class A redeemable convertible preferred stock, $.001 par value; 780,000 shares authorized; 40,000 shares issued and outstanding; liquidation preference $32,000	32,000	32,000
Shareholders' equity:
Class A common stock, $.001 par value, 50,000,000 authorized; June 29, 2007 and, March 31, 2007 - 19,226,006 shares issued and outstanding.	19,000	19,000
Class B common stock, $.001 par value; 4,420,113 shares authorized; June 29, 2007 and March 31, 2007 - 31,691 issued and outstanding.	—	—
Additional paid-in capital	43,972,000	43,887,000
Accumulated deficit	(24,721,000)	(22,815,000)
Total shareholders' equity	19,270,000	21,091,000
Total liabilities and shareholders' equity	$33,955,000	$35,242,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 29, 2007	June 30, 2006
Sales, net	$6,145,000	$5,668,000
Cost of products sold	3,675,000	3,200,000
Gross profit	2,470,000	2,468,000

Operating expenses:
Research, development and engineering	896,000	1,020,000
Sales and marketing	646,000	537,000
General and administrative	1,171,000	1,200,000
Amortization Expense	490,000	381,000
Wafer fabrication relocation expenses	343,000	33,000
Total operating expenses	3,546,000	3,171,000
Loss from operations	(1,076,000)	(703,000)

Other income (expense):
Interest income	21,000	58,000
Interest expense	(233,000)	(236,000)
Interest expense, related party	(57,000)	(57,000)
Interest expense, debt discount	(567,000)	(295,000)
Other income (expense)	6,000	(1,000)

Net loss	$(1,906,000)	$(1,234,000)

Basic and diluted loss per share	$(0.10)	$(0.07)
Weighted average common shares outstanding
Basic and diluted	19,258,000	18,980,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

For the three months ended:	June 29, 2007	June 30, 2006
Cash flows from operating activities:
Net loss	$(1,906,000)	$(1,234,000)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	240,000	236,000
Amortization	490,000	381,000
Stock compensation expense	85,000	117,000
Amortization of discount on convertible notes payable	567,000	295,000
Amortization of debt issue costs	30,000	33,000
Changes in operating assets and liabilities:
Accounts receivable	(358,000)	865,000
Inventories	167,000	49,000
Prepaid expenses and other assets	(99,000)	38,000
Accounts payable and other liabilities	(346,000)	(51,000)
Net cash (used in) provided by operating activities	(1,130,000)	729,000

Cash flows from investing activities:
Capital expenditures	(489,000)	(126,000)
Patent expenditures	(37,000)	(33,000)
Net cash used in investing activities	(526,000)	(159,000)

Cash flows from financing activities:
Proceeds from capital lease	433,000	—
Proceeds from bank line of credit	159,000	—
Payments on bank term loan	—	(225,000)
Payments on long-term debt - related parties	(550,000)	(500,000)
Proceeds from MEDC term loan	271,000	—
Proceeds from exercise of stock options	—	148,000
Net cash provided by (used in) financing activities	313,000	(577,000)

Net decrease in cash and cash equivalents	(1,343,000)	(7,000)
Cash and cash equivalents at beginning of year	3,274,000	5,933,000
Cash and cash equivalents at end of quarter	$1,931,000	$5,926,000

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,000	$—
Cash paid for interest	$180,000	$96,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Notes to Condensed Consolidated Financial Statements
June 29, 2007

Note 1. Basis of Presentation

Business Description

General - Advanced Photonix, Inc. (the Company or API), was incorporated under the laws of the State of Delaware in June 1988. API is a leading supplier of custom optoelectronic solutions, high-speed optical receivers and Terahertz sensors and instrumentation, serving a variety of global Original Equipment Manufacturer (OEM) markets including telecommunications, military/aerospace, industrial sensing/NDT, medical and homeland security. The Company’s optoelectronic solutions are based on its silicon Large Area Avalanche Photodiode (LAAPD), PIN photodiode and FILTRODE® detectors. Our patented high-speed optical receivers include Avalanche Photodiode technology (APD) and PIN (positive-intrinsic-negative) photodiode technology based upon III-V materials, including InP, InAlAs, and GaAs. Our newly emerging Terahertz sensor product line is targeted to the industrial non-destructive testing (NDT), quality control, homeland security, and military markets. Using our patented fiber coupled technology and high speed Terahertz generation and detection sensors, the Company is engaged in transferring Terahertz technology from the application development laboratory to the factory floor. The Company has three manufacturing facilities, one in Camarillo, CA, one in Dodgeville, WI and one in Ann Arbor, MI.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, Silicon Sensors Inc. (“SSI”) and Picometrix, LLC (“Picometrix). The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Certain prior quarter amounts have been reclassified to conform to the current quarter presentation. Operating results for the three-month period ended June 29, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008.

These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Recent Pronouncements and Accounting Changes—In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is assessing the impact of SFAS No. 159 and has not determined whether it will have a material impact on the Company’s results of operations or financial position.

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

On April 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires an entity to recognize the benefit of tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. The adoption of FIN 48 did not have an impact on our financial position or results of operations and we have taken no tax positions which would require disclosure under the new guidance.

Note 2. Share-Based Compensation

Valuation Assumptions
The Company estimated the fair value of stock options using the Black Scholes Method (BSM) valuation model. The fair value of each option grant is estimated on the date of grant with the following weighted-average assumptions:

	Three months ended
	June 29, 2007	June 30, 2006
Expected term (in years)	10	10
Volatility	61.0%	54.9%
Risk-free interest rate	5.0%	4.7%
Dividend yield	0.00	0.00

For the three months ended June 29, 2007 and June 30, 2006, the expected term of options was determined based on the contractual term of the award. Expected stock price volatility was based on the weekly stock price from the acquisition date of Picometrix LLC (May 2, 2005) to the date of the latest stock grant. The risk-free interest rate is based on the yield of U.S. Treasury securities with an equivalent remaining term. The Company has not paid dividends in the past and does not plan to pay any dividends in the near future.

The assumptions used to calculate the fair value of options granted are evaluated and revised, as necessary, to reflect market conditions and the Company’s historical experience and future expectations. The calculated fair value is recognized as compensation cost in the Company’s financial statements over the requisite service period of the entire award. Compensation cost is recognized only for those options expected to vest

The Company accounts for the compensation costs related to its grants under the stock compensation plans in accordance with SFAS 123(R). The Company recognized stock-based compensation expense of $85,000 and $117,000 for the three months ended June 29, 2007 and June 30, 2006, respectively.

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

During the three months ended June 29, 2007, the Company granted 115,000 stock options with an estimated total grant-date fair value of $177,000.

The following table summarizes information regarding options outstanding and options exercisable at June 29, 2007 and the changes during the three months then ended:

	Number of Options Outstanding	Weighted Average Exercise Price per Share	Number of Shares Exercisable	Weighted Average Exercise Price per Share
Balance of March 31, 2007	2,540,000	$1.90	1,978,000	$1.81
Granted	115,000	$1.80
Exercised	—	—
Expired	—	—
Balance of June 29, 2007	2,655,000	$1.88	2,192,000	$1.82

As of June 29, 2007, there was approximately $403,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Company’s Stock Option Plan. That cost is expected to be recognized over a weighted-average period of approximately 2 years.

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

The Company maintains cash balances at five financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of June 29, 2007, the Company had cash at two financial institutions in excess of federally insured amounts. As excess cash is available, the Company invests in short-term and long-term investments, primarily consisting of Government Securities Money Market instruments, and Repurchase agreements. As of June 29, 2007 and March 31, 2007, cash deposits held at financial institutions in excess of FDIC insured amounts were $1.6 million and $2.9 million, respectively.

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At June 29, 2007, no single customer comprised 10% of accounts receivable. As of March 31, 2007, one customer comprised 11% of accounts receivable.

Note 4. Detail of Certain Asset Accounts

Inventories

Inventories, which include material, labor and manufacturing overhead, are stated at the lower of standard cost (which approximates the first in, first out method) or market. Inventories consist of the following at June 29, 2007 and March 31, 2007.

	June 29, 2007	March 31, 2007
Raw material	$3,386,000	$3,348,000
Work-in-process	1,345,000	1,503,000
Finished products	480,000	512,000
Total inventories	5,211,000	5,363,000
Less reserve	(939,000)	(924,000)
Inventories, net	$4,272,000	$4,439,000

Goodwill and Intangible Assets

Intangible Assets— The Company records goodwill, which represents the excess of cost over fair value of net assets acquired. These intangible assets are associated with the value of acquired non-compete agreements, customer lists, trademarks, R&D contracts, and technology/patents. These other intangible assets are amortized based on the economic benefit that is expected over their various estimated useful lives up to 15 years. Goodwill is not amortized, but is reviewed at least annually for possible impairment.

Patents - Patents represent costs incurred in connection with patent applications. Such costs are amortized using the straight-line method over the useful life of the patent once issued, or expensed immediately if any specific application is unsuccessful.

Intangible assets that have definite lives consist of the following (dollars in thousands):

	Weighted	June 29, 2007			March 31, 2007
	Average Lives	Carrying Value	Accumulated Amortization	Intangibles Net	Carrying Value	Accumulated Amortization	Intangibles Net
Non-Compete agreements	3	$130	$91	$39	$130	$82	$48
Customer list-API	5	285	285	—	285	285	—
Customer list-Pico	15	190	27	163	190	24	166
Trademarks	15	2,270	312	1,958	2,270	286	1,984
Customer relationships	5	1,380	243	1,137	1,380	174	1,206
Patents	6	108	64	44	107	62	45
Patents pending		346		346	310	—	310
Technology	10	10,950	2,450	8,500	10,950	2,069	8,881
Total Intangibles	11.4	$15,659	$3,472	$12,187	$15,622	$2,982	$12,640

Amortization expense of Intangible Assets and Patents for the three months ended June 29, 2007 and June 30, 2006 was approximately $490,000 and $381,000, respectively.

During the quarter ended June 29, 2007, the Company reassessed the amortization lives and amortization methods related to its intangible assets. As a result, the Company has revised its future fiscal year amortization expense on its intangible assets.

Assuming no impairment to the intangible value, the revised future fiscal year amortization expense for intangible assets and patents are as follows:

Intangible Assets		Patents
2008 (9 months)	$1,464,000	2008 (9 months)	$5,000
2009	2,090,000	2009	6,000
2010	2,035,000	2010	5,000
2011	1,584,000	2011	5,000
2012	1,305,000	2012	5,000
2013 & after	3,319,000	2013 & after	18,000
Total	$11,797,000	Total	$44,000

Patent pending costs of $346,000 will be amortized beginning the month the patents are granted.

Note 5. Debt

Total outstanding debt of the Company as of June 29, 2007 and March 31, 2007 consisted of the following (dollars in thousands):

	As of
	June 29, 2007	March 31, 2007
Bank Term Loan - Fifth Third Bank	$2,300	$1,867
Line of credit - Fifth Third Bank	900	741
MEDC - loan 1	1,024	922
MEDC - loan 2	769	600
Convertible Debt - 1st Tranche	1,525	1,525
Discount on Convertible Debt - 1st Tranche	(47)	(86)
Convertible Debt - 2nd Tranche	4,000	4,000
Discount on Convertible Debt - 2nd Tranche	(749)	(1,278)
Debt to Related Parties	1,850	2,401
Total	$11,572	$10,692

Line of Credit and Short Term Debt

On March 6, 2007, the Company and Fifth Third Bank entered into a Revolving Line of Credit (the Loan Agreement) providing for borrowings of up to a maximum of $2,000,000. The availability under the facility will be determined by the calculation of a borrowing base that includes a percentage of eligible accounts receivable and inventory.

The Loan Agreement contains customary representations, warranties and financial covenants. The interest rate is variable and is adjusted quarterly. The maximum interest rate will equal the prime rate. Prime rate at June 29, 2007 was 8.25%. The loan matures March 6, 2008.

The Loan Agreement is guaranteed by each of API’s wholly-owned subsidiaries and the loan is secured by a Security Agreement among API, its Subsidiaries and Fifth Third, pursuant to which API and its subsidiaries granted to Fifth Third a first-priority security interest in certain described assets. On June 29, 2007, API drew down an additional $159,000 under the Loan Agreement to pay off prior indebtedness. The outstanding balance as of the end of June, 2007 is $900,000.

Debt and Notes Payable

During FY 2006 $3.475 million of the Company’s outstanding Convertible Notes (Convertible Debt 1st Tranche) was converted into 1,792,000 shares. At June 29, 2007 the Convertible Debt 1st Tranche balance was $1,478,000 (net of debt discount). In addition, 170,164 of the warrants were converted and the Company received $299,490 in cash. At June 29, 2007, the balance of unexercised warrants was 680,658.

In September 2005, the Company issued $1.0 million of convertible debt with warrants to purchase 170,164 shares of common stock (Convertible Debt 2nd Tranche). The Company originally valued the warrants and recorded an increase to additional paid-in-capital amounting to $27,000. Subsequently, the Company determined that the beneficial conversion option and the warrants should have been valued using the “Intrinsic Value” approach. Accordingly, the Company recognized a $1.0 million debt discount on the $1.0 million principal value of the convertible note payable and the debt discount is amortized over the life of the note. The note was converted in November 2005 into 472,678 shares of Class A Common Stock. In addition, 85,082 of the warrants were converted and the Company received $151,446 in cash. At June 29, 2007, the balance of unexercised warrants was 85,082.

In March 2006, the Company issued $4.0 million of convertible debt (Convertible Debt 2nd Tranche) with warrants to purchase 680,658 shares of common stock. The Company originally valued the warrants and recorded an increase to additional paid-in-capital amounting to $1.8 million. Subsequently, the Company determined that the beneficial conversion options and warrants should have been valued using the “Intrinsic Value” approach. Accordingly, the Company recognized a $2.7 million debt discount on the $4.0 million principal value of the convertible note payable and is amortizing the debt discount to interest expense over the life of the note. At June 29, 2007, the Convertible Debt 2nd Tranche was $3,251,000 (net of the debt discount).

The Michigan Economic Development Corporation (MEDC) entered into two loan agreements with Picometrix LLC, one in fiscal 2004 (MEDC-loan 1) and one in fiscal 2005 (MEDC-loan 2). Both loans are unsecured. The remaining balance against each loan can be drawn against as the Company meets certain THz product development milestones.

MEDC-loan 1 is for an amount up to $1,024,000 with an interest rate of 7% and is fully amortized by the end of an eight year period (ending on September 15, 2012). Interest accrued, but unpaid in the first four years of this agreement will be added to the then outstanding principal of this Note. In October 2008, interest will begin to accrue on the restated principal amount. Commencing in October 2008, the Company will pay MEDC the restated principal and accrued interest on any unpaid balance over the remaining four years. In September 2004, the Company borrowed $750,000 against the Note. In the fourth quarter of 2007, the Company borrowed an additional $172,000. On June 4, 2007, the Company borrowed the final $102,000 against this initial MEDC loan.

MEDC-loan 2 is for an amount up to $1.2 million with an interest rate of 7% and is fully amortized by the end of a six year period (ending on September 15, 2011). Interest accrued, but unpaid in the first two years of this agreement will be added to the then outstanding principal of this Note. During the third year of this agreement, the Company will pay interest on the restated principal of the Note. Commencing in October 2008, the Company will pay MEDC the restated principal and accrued interest on any unpaid balance over the remaining three years. In September 2005 the Company borrowed $600,000 against the $1.2 million. On May 30, 2007, the Company borrowed an additional $169,000.

In March, 2007, API, as Lessee, entered into a Master Equipment Lease Agreement with Fifth Third Leasing Company, as Lessor, to finance the purchase of new manufacturing equipment up to an aggregate of $2,300,000 (Lease). API purchased equipment under the Lease until June 30, 2007. The Lease will have a term expiring 60-months following the completion of all permitted purchases or June 30, 2007 whichever is earlier (the Lease Date). The interest rate for the interim period prior to the Lease Date is a variable rate based on the prime rate plus 0.125%. On the Lease Date, the Lessee has the option to fix the interest rate based on the interest swap rate then in effect plus 300 basis points, or to elect to continue to use the variable interest rate of prime plus 0.125%. The interest rate at June 29, 2007 was 8.375%. API’s obligations under the Lease are secured by a first priority security interest in the purchased equipment and are guaranteed by API’s subsidiaries.

The Lease contains standard contract provisions regarding the Lessee's obligations to make payment, to maintain the equipment and to keep it insured and events constituting a default under the Lease. The Lease further provides that if no event of default exists at the end of the Lease term, the Company has the option to purchase the Equipment for $1.00. This lease has been accounted for as a capital lease in accordance with SFAS No. 13. The balance on this loan at June 29, 2007 was $2,300,000.

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

The debt discounts attributed to the beneficial conversion feature, and value of the warrants issued, are amortized over the term of the Convertible Note (three years) as interest expense. In Q2 & Q3 of FY 2006, $3,475,000 and $1,000,000, respectively of the Convertible Notes were converted to the Company’s common stock, and accordingly, that portion of the un-amortized debt discount was charged to interest expense.

The Company recorded non-cash interest expense amortization in the amount of $567,000 during the three-month period ended June 29, 2007 in connection with the Convertible Notes discount compared to the comparable prior year quarter of $295,000.

Related Party Debt

As a result of the acquisition of Picotronix, Inc. (dba Picometrix), the stockholders of Picometrix received four-year API promissory notes in the aggregate principal amount of $2.9 million ("Debt to Related Parties"). The notes are payable in four annual installments with the first being a payment of $500,000 paid May 2006, the second being a payment of $550,000 due May 2007, the third being a payment of $900,000 due May 2008 and the fourth being a payment of $950,500 due May 2009. The notes bear an interest rate of prime plus 1.0% and are secured by all of the intellectual property of Picometrix. The interest rate at June 29, 2007 was 9.25%. API has the option of prepaying the debt to related parties without penalty. Note holders include Robin Risser and Steve Williamson, the Company’s CFO and CTO, respectively.

Note 6. Commitments

The Company is in the process of consolidating and modernizing its wafer fabrication facilities. The Company estimates its wafer fabrication relocation and consolidation expense will be approximately $1,500,000 to complete its consolidation of this business. Projected costs consist of labor and associated expense of $574,000, travel and relocation costs of $146,000, depreciation expense on de-commissioned assets of $172,000, and supplies, consulting and other related costs of $608,000. To date the Company has incurred $1,064,000 of such expense. The balance expected to be incurred through the 3rd quarter of fiscal 2008 is approximately $436,000.

Note 7. Equity

Shareholders’ Equity Transactions

API stock option holders’ did not exercise their rights to purchase Class A Common Stock during the quarter ended June 29, 2007.

Note 8. Loss Per Share

Net Income (Loss) Per Share

Net income (loss) per share calculations are in accordance with SFAS No. 128, “Earnings per Share”. Accordingly, basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for each year. The calculation of earnings per share is as follows:

	Three months ended
BASIC AND DILUTED	June 29, 2007	June 30, 2006
Average Shares Outstanding	19,258,000	18,980,000
Net Loss	$(1,906,000)	$(1,234,000)
Basic and Diluted Loss Per Share	$(0.10)	$(0.07)

The dilutive effect of stock options outstanding at June 29, 2007 and June 30, 2006 was not included in the calculation of diluted loss per share for the three-month period because to do so would have had an anti-dilutive effect as the Company had a net loss for each of these periods. The number of shares that potentially can dilute the outstanding shares at June 29, 2007 is approximately 3.2 million.

Note 9. Subsequent Events

None

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies and Estimates

The discussion and analysis of Company’s financial condition and results of operations is based on its condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statement and the reported amount of revenues and expenses during the reporting period. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances. Actual results may differ from such estimates under different assumptions or conditions.

Application of Critical Accounting Policies

Application of the Company’s accounting policies requires management to make certain judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts could be reported if there are changes in the assumptions and estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, impairment costs, depreciation and amortization, warranty costs, taxes and contingencies. Management has identified the following accounting policies as critical to an understanding of its financial statements and/or as areas most dependent on management’s judgment and estimates.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, intangible assets that are not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” the carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value.

Deferred Tax Asset Valuation Allowance

The Company records deferred income taxes for the future tax consequences of events that were recognized in the Company’s financial statements or tax returns. The Company records a valuation allowance against deferred tax assets in accordance with SFAS 109, “Accounting for Income Taxes,” when, in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future.

Inventory Obsolescence

Slow moving and obsolete inventories are reviewed throughout the year. To calculate a reserve for obsolescence, the Company begins with a review of its slow moving inventory. Any inventory, which has been slow moving within the past 12 months, is evaluated and reserved if deemed appropriate. In addition, any residual inventory, which is customer specific and remaining on hand at the time of contract completion, is reserved for at the standard unit cost.  The complete list of slow moving and obsolete inventory is then reviewed by the production, engineering and/or purchasing departments to identify items that can be utilized in the near future. Items identified as useable in the near future are then excluded from slow moving and obsolete inventory and the remaining amount is then reserved as slow moving and obsolete. Additionally, non-cancelable open purchase orders for parts the Company is obligated to purchase where demand has been reduced may be reserved. Reserves for open purchase orders where the market price is lower than the purchase order price are also established. If a product that had previously been reserved for is subsequently sold, the amount of reserve specific to that item is then reversed.

Results of Operations

Revenues

The Company predominantly operates in one industry segment, consisting of light and radiation detection devices. The Company sells its products to multiple markets including telecommunications, industrial sensing/NDT, military/aerospace, medical, and homeland security.

Revenues by market consisted of the following:

	Three months ended
Revenues	June 29, 2007%		June 30, 2006%
Telecommunications	$1,258,000	21%	$743,000	13%
Industrial Sensing/NDT	2,916,000	47%	2,412,000	43%
Military/Aerospace	871,000	14%	1,868,000	33%
Medical	1,100,000	18%	634,000	11%
Homeland Security	—	—	11,000	—%
Total Revenues	$6,145,000	100%	$5,668,000	100%

The Company's revenues for the quarter ended June 29, 2007 were $6.1 million, an increase of $477,000, or 8% over revenues of $5.7 million for the quarter ended June 30, 2006.

The Company had substantial growth in the telecommunications market in the quarter ended June 29, 2007 (Q1 2008) as compared to the quarter ended June 30, 2006 (Q1 2007). Telecommunications market revenues were $1,258,000, an increase of 69% (or $515,000) over Q1 2007 revenues of $743,000, primarily driven by the growth in the high performance 10G and 40G markets. This growth would have been higher had we not experienced delays in production releases on new design wins at several customers.  Medical market revenues were $1.1 million, an increase of 74% (or $466,000) over Q1 2007 revenues of $634,000. This was a substantial growth for the quarter and we expect continued growth for the year. Industrial Sensing/NDT market revenues increased to $2.9 million, an increase of 21% (or $504,000) from Q1 2007 revenues of $2.4 million due primarily to the increase in sales to the industrial sensing portion of the market, however we expect modest growth for this portion of the market for the year. Military/aerospace market revenues were $871,000, a decrease of 53% (or $997,000) from the comparable prior period revenues of $1.9 million, which primarily resulted from delays in receiving military orders. Overall the Company expects military sales to be slightly down or flat year for the year. The Company had no Homeland Security revenues in Q1 2008 compared to Q1 2007 revenues of $11,000. The Company expects revenue in Homeland Security to remain uneven in quarter to quarter comparisons to last fiscal year.

The Company is reiterating its expectations for year over year revenue growth of 15% to 25%.

 Gross Profit

Gross Profit remained at $2.47 million compared to Q1 2007, despite higher revenue volume of $477,000. Gross profit margins dropped to 40.2% for Q1 2008 as compared to 43.5% of sales for the comparable prior year. The reduction in gross profit percentage of 3.3% was due primarily to the product mix of lower military sales and higher industrial sensing sales.

 Operating Expenses

Total operating expenses increased $375,000 to $3,546,000 during Q1 2008 as compared to $3,171,000 for Q1 2007. This increase was primarily due to increases in wafer fabrication relocation expenses of $310,000 and additional amortization of intangible assets of $109,000, offset by a net decrease in other operating expenses of $44,000.

Research, development and engineering (RD&E) expenses decreased by $124,000 (or 12%) to $896,000 during Q1 2008 compared to $1,020,000 in Q1 2007. The decrease in RD&E expenses is the result of reduced spending in Q1 2008; however the Company expects that future RD&E expenses will be at least the same level or greater during the current fiscal year, continuing its investment in high growth opportunities.

Sales and marketing expenses increased by $109,000 (or 20%) to $646,000 (10% of sales) in Q1 2008, as compared to $537,000 (9% of sales) for Q1 2007. The increase was primarily attributable to the increased field sales activity and an increase in the doubtful account reserve.

The Company has and will continue to expand its sales and marketing for the growing telecom market and the business development function in the Terahertz product platform for industrial/NDT and homeland security markets. As a result, further increases in compensation, travel and related expenses during the balance of fiscal 2008 for these purposes are anticipated.

Total general and administrative expenses (G&A) decreased by $29,000 (or 2.4%) to approximately $1,171,000 (19% of sales) in Q1 2008 as compared to $1,200,000 (21% of sales) in Q1 2007. This decrease was primarily the result of the lower non-cash depreciation and stock based compensation expense of $50, 000 offset by higher labor and fringe benefits of $21,000. The non-cash expensing of stock option grants included in operating expenses was $79,000 in Q1 2008 compared to $108,000 in Q1 2007, a decrease of $29,000.

The Company expects G&A expenses to increase moderately except for expenses relating to Sarbanes-Oxley Act section 404. Section 404, internal controls, requires the Company to be compliant by the end of this fiscal year. External costs required to be in compliance will materially increase over the next two years.

Amortization expense increased $109,000 to $490,000 in Q1 2008 versus $381,000 in Q1 2007 due to the Company’s reassessment of its amortization lives and amortization methods on its intangible assets, offset by the elimination of amortization expense related to the PDI acquisition.

Other operating expenses incurred were related to the previously announced Wafer Fabrication consolidation to the Company’s Ann Arbor facility, which amounted to $343,000 in Q1 2008, compared to $33,000 in Q1 2007. The Company estimates wafer fabrication relocation expense will total approximately $1.5 million over the consolidation period (FY 07 & FY 08) and has incurred $343,000 in Q1 2008 and $1,064,000 over the last two fiscal years. The balance expected to be incurred through the reminder of the fiscal year is $436,000. The Company anticipates future benefits as a result of the wafer fabrication relocation, including cost savings through increased efficiencies, reduced scrap, improved process capability, and higher yields. In addition, the Company believes that the consolidation will provide new capabilities for product development, leading to growth opportunities through new product introductions.

Financing and Other Income (Expense), net

Interest income in Q1 2008 totaled approximately $21,000, a decrease of $37,000 from Q1 2007 interest income of $58,000, due primarily to lower cash balances available.

Interest expense for the Q1 2008 was $857,000 compared to $588,000 in Q1 2007, an increase of $269,000, primarily attributable to a $272,000 increase in the amortization of the discount related to the convertible note warrants. Total non-cash interest expense was $624,000 in Q1 2008 compared to $351,000 in Q1 2007, an increase of $273,000.

Net loss for Q1 2008 was $1,906,000, as compared to a net loss of $1,234,000 in Q1 2007, an increased loss of $672,000. This increased loss is primarily attributable to increased non-cash interest expense, an increase in the allowance for doubtful accounts, an increase in intangible amortization and an increase in wafer fabrication relocation expenses.

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

Liquidity and Capital Resources

At June 29, 2007, the Company had cash and cash equivalents of $1.9 million, a decrease of $1.4 million from the March 31, 2007 balance of $3.3 million. The decrease is attributable to a decrease of $1,130,000 from operating activities and $526,000 from investing activities, offset by an increase of $313,000 from financing activities. The decrease in cash resulting from operating activities was primarily attributable to a loss of $494,000 from operating activities, increases in accounts receivable and prepaid expenses of $457,000, decreases in inventory of $167,000 and decreases in account payable and other current liabilities of $346,000. The Company invested $489,000 in capital equipment including $342,000 for high speed optical receiver manufacturing, $99,000 for wafer fabrication equipment and $48,000 for other capital spending for the three months ended June 29, 2007. The increases in financing activities were the result of additional borrowings under the capital lease and line of credit of $592,000 and additional borrowings under the MEDC loans of $271,000, offset by payments to related parties of $550,000.

The Company believes that current cash levels combined with its revolving line of credit and additional debt or equity financing to retire the convertible notes will be sufficient for fiscal 2008.

The Company maintains a revolving line of credit with a regional bank that provides for borrowings up to $2.0 million, based on 80% of the Company’s eligible accounts receivable and 40% of the Company’s eligible inventory, subject to certain limitations as defined by the agreement. At June 29, 2007, the outstanding balance on the line was $900,000. All business assets of the Company secure the line other than the intellectual property of the Company’s Picometrix subsidiary. The Loan Agreement contains customary representations, warranties and financial covenants. The interest rate is variable between prime rate and prime less 0.25% based on the bank Index Rate determined by the Debt Service Coverage Ratio, as defined in the loan agreement. This interest is reviewed and adjusted quarterly. The maximum interest rate will equal the prime rate. Interest is payable monthly, with principal due at maturity date on March 6, 2008. The prime interest rate was 8.25% at June 29, 2007.

The Company is exposed to interest rate risk. The Company continually monitors interest rates and will attempt to utilize the best possible avenues of investment as excess cash becomes available.

The Company identifies and discloses all significant off balance sheet arrangements and related party transactions. API does not utilize special purpose entities or have any known financial relationships with other companies’ special purpose entities.

Operating Leases    The Company enters into operating leases where the economic climate is favorable. The liquidity impact of operating leases is not material.

Purchase Commitments    The Company has purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business. Commitments to purchase inventory at above-market prices have been reserved. Certain supply contracts may contain penalty provisions for early termination. Based on current expectations, API does not believe that it is reasonably likely to incur any material amount of penalties under these contracts.

Other Contractual Obligations    The Company does not have material financial guarantees that are reasonably likely to affect liquidity.

Summary of Contractual Obligations and Commitments   A summary of the Company’s future fiscal year contractual payments related to debt, lease obligations, and non-cancelable open purchase orders is as follows as of June 29, 2007:

	Operating Leases	Non-Cancelable Purchase Orders	Total
2008 (9 months)	$861,000	$1,656,000	$2,517,000
2009	1,045,000	219,000	1,264,000
2010	705,000	—	705,000
2011	176,000	—	176,000
2012	—	—	—
2013 and thereafter	—	—	—
Total	$2,787,000	$1,875,000	$4,662,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At June 29, 2007, most of the Company’s interest rate exposure is linked to the prime rate, subject to certain limitations, offset by cash investment index to the LIBOR rate. As such, the Company is at risk to the extent of changes in the prime rate and does not believe that moderate changes in the prime rate will materially affect its operating results or financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Our Chief Executive Officer and Chief Financial Officers (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 29, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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

August 13, 2007

/s/ Richard Kurtz

Richard Kurtz
Chairman, Chief Executive Officer
And Director

/s/ Robin Risser

Robin Risser
Chief Financial Officer
And Director