Form 10-Q
period 2007-09-28
ADVANCED PHOTONIX INC
filed 2007-11-13
CIK 869986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2007

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

As of November 7, 2007, there were 23,940,261 shares of Class A Common Stock, $.001 par value, and 31,691 shares of Class B Common Stock, $.001 par value outstanding.

Advanced Photonix, Inc.
Form 10-Q
For the Quarter Ended September 28, 2007

Table of Contents
		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Condensed)

	Condensed Consolidated Balance Sheets at September 28, 2007 (unaudited) and March 31, 2007	3

	Condensed Consolidated Statements of Operations for the three-month and six-month periods ended September 28, 2007 and September 29, 2006 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six-month periods ended September 28, 2007 and September 29, 2006 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	27

Item 1A	Risk Factors	27

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3	Defaults Upon Senior Securities	27

Item 4	Submission of Matters to a Vote of Security Holders	27

Item 5	Other Information	27

Item 6.	Exhibits	27
	Exh. 31.1 Section 302 Certification of Chief Executive Officer
	Exh. 31.2 Section 302 Certification of Chief Financial Officer
	Exh. 32.1 Section 906 Certification of Chief Executive Officer
	Exh. 32.2 Section 906 Certification of Chief Financial Officer
Signatures		29

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Advanced Photonix, Inc.
Condensed Consolidated Balance Sheets

	September 28, 2007 (Unaudited)	March 31, 2007
Assets
Current assets:
Cash and cash equivalents	$6,495,000	$3,274,000
Accounts receivable, net	4,131,000	3,587,000
Inventories, net	3,808 000	4,439,000
Prepaid expenses and other current assets	517,000	377,000
Total current assets	14,951,000	11,677,000
Equipment and leasehold improvements, net	4,901,000	4,736,000
Goodwill	4,579,000	4,579,000
Intangibles and patents, net	11,773,000	12,640,000
Deferred tax asset	1,225,000	1,225,000
Other assets	375,000	385,000
Total assets	$37,804,000	$35,242,000

Liabilities and shareholders' equity
Current liabilities
Line of credit	$900,000	$741,000
Accounts payable	1,218,000	1,401,000
Compensation and related withholdings	1,069,000	1,091,000
Interest payable	340,000	325,000
Other accrued expenses	999,000	610,000
Current portion of long-term debt, related parties	900,000	550,000
Current portion of long-term debt	5,686,000	4,535,000
Total current liabilities	11,112,000	9,253,000

Long-term debt, less current portion	3,566,000	3,015,000
Long-term debt, less current portion - related parties	951,000	1,851,000
Total liabilities	15,629,000	14,119,000

Commitments and contingencies
Class A redeemable convertible preferred stock, $.001 par value; 780,000 shares authorized; 40,000 shares issued and outstanding; liquidation preference $32,000	32,000	32,000
Shareholders' equity:
Class A common stock, $.001 par value, 50,000,000 authorized; September 28, 2007 - 22,271,939 shares issued and outstanding, March 31, 2007 - 19,226,006 shares issued and outstanding.	22,000	19,000
Class B common stock, $.001 par value; 4,420,113 shares authorized; September 28, 2007 and March 31, 2007 - 31,691 issued and outstanding.	—	—
Additional paid-in capital	48,699,000	43,887,000
Accumulated deficit	(26,578,000)	(22,815,000)
Total shareholders' equity	22,143,000	21,091,000
Total liabilities and shareholders' equity	$37,804,000	$35,242,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Sales, net	$6,529,000	$5,878,000	$12,674,000	$11,546,000
Cost of products sold	3,784,000	2,997,000	7,459,000	6,189,000
Gross profit	2,745,000	2,881,000	5,215,000	5,357,000

Operating expenses:
Research, development and engineering	1,016,000	1,018,000	1,910,000	1,986,000
Sales and marketing	559,000	452,000	1,205,000	983,000
General and administrative	1,180,000	1,488,000	2,353,000	2,753,000
Amortization Expense	490,000	381,000	980,000	763,000
Wafer fabrication relocation expenses	268,000	88,000	611,000	121,000
Total operating expenses	3,513,000	3,427,000	7,059,000	6,606,000
Loss from operations	(768,000)	(546,000)	(1,844,000)	(1,249,000)

Other income (expense):
Interest income	26,000	59,000	47,000	117,000
Interest expense	(250,000)	(208,000)	(452,000)	(412,000)
Interest expense, related parties	(42,000)	(55,000)	(99,000)	(112,000)
Interest expense, debt issue cost	(30,000)	(33,000)	(60,000)	(66,000)
Interest expense, debt discount	(805,000)	(346,000)	(1,373,000)	(640,000)
Other income	12,000	5,000	18,000	5,000

Net loss	$(1,857,000)	$(1,124,000)	$(3,763,000)	$(2,357,000)

Basic and diluted loss per share	$(0.09)	$(0.06)	$(0.19)	$(0.12)
Weighted average common shares outstanding
Basic and diluted	19,906,000	19,026,000	19,584,000	19,003,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

For the six months ended:	September 28, 2007	September 29, 2006
Cash flows from operating activities:
Net loss	$(3,763,000)	$(2,357,000)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	522,000	475,000
Amortization	980,000	763,000
Stock compensation expense	133,000	183,000
Amortization of discount on convertible notes payable	1,373,000	640,000
Amortization of debt issue costs	60,000	66,000
Changes in operating assets and liabilities:
Accounts receivable	(544,000)	930,000
Inventories	631,000	(393,000)
Prepaid expenses and other assets	(130,000)	97,000
Accounts payable and other liabilities	138,000	16,000
Net cash (used in) provided by operating activities	(600,000)	420,000

Cash flows from investing activities:
Capital expenditures	(687,000)	(782,000)
Patent expenditures	(113,000)	(50,000)
Net cash used in investing activities	(800,000)	(832,000)

Cash flows from financing activities:
Proceeds from bank term loan	433,000	—
Proceeds from bank line of credit	159,000	—
Payments on bank term loan	(153,000)	(450,000)
Payments on long-term debt - related parties	(550,000)	(500,000)
Proceeds from MEDC term loan	357,000	—
Net proceeds from equity financing	4,321,000	—
Proceeds from exercise of stock options	54,000	213,000
Net cash provided by (used in) financing activities	4,621,000	(737,000)

Net increase (decrease) in cash and cash equivalents	3,221,000	(1,149,000)
Cash and cash equivalents at beginning of year	3,274,000	5,933,000
Cash and cash equivalents at end of quarter	$6,495,000	$4,784,000

Supplemental disclosure of cash flow information:

Cash paid for income taxes	$55,000	$—
Cash paid for interest	$438,000	$273,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Notes to Condensed Consolidated Financial Statements
September 28, 2007

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, Silicon Sensors Inc. (“SSI”) and Picometrix, LLC (“Picometrix). The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Certain prior quarter amounts have been reclassified to conform to the current quarter presentation. Operating results for the three-month period ended September 28, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008.

These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Note 2. Recent Pronouncements and Accounting Changes

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is assessing the impact of SFAS No. 159 and has not determined whether it will have a material impact on the Company’s results of operations or financial position.

SFAS No. 157

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

FIN 48

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

Note 3. Share-Based Compensation

The Company accounts for stock-based incentives plans in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS No. 123(R). Accordingly, the Company estimates the fair value of stock-based awards utilizing the Black-Scholes pricing model. The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include:

•
The time period that stock-based awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s short-cut approach pursuant to SAB No. 107, “Disclosure About Fair Value of Financial Statements”. The expected term assumption for awards issued during the three-month period ended September 28, 2007 was 6.25 years. As additional evidence develops from the Company’s stock trading history, the expected term assumption will be refined to capture the relevant trends.

•
The future volatility of the Company’s stock has been estimated based on the weekly stock price from the acquisition date of Picometrix LLC (May 2, 2005) to the date of the latest stock grant. The expected volatility assumption for awards issued during the three-month periods ending September 28, 2007 and September 29, 2006 was 49.9% and 58.0%, respectively. As additional evidence develops, the future volatility estimate will be refined to capture the relevant trends.

•
A dividend yield of zero has been assumed for awards issued during the three-month periods ended September 28, 2007 and September 29, 2006, based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.

•
The Company has based its risk-free interest rate assumption for awards issued during the three-month periods ended September 28, 2007 and September 29, 2006 on the implied yield available on U.S. Treasury issues with an equivalent expected term, which was 4.44% and 4.75% during the respective periods.

•
The forfeiture rate for awards issued during the three-month periods ended September 28, 2007 and September 29, 2006 were approximately 18.7% and was based on the Company’s actual historical forfeiture trend.

	Three Months Ended
	September 28, 2007	September 29, 2006
Option Plan Shares:
Expected term (in years)	6.25	10.0
Volatility	49.9%	58.0%
Expected dividend	0%	0%
Risk-free interest rate	4.44%	4.75%

Under the provisions of SFAS 123(R), we recorded $48,000 and $66,000 of stock compensation expense in our consolidated statements of operations for the three months ended September 28, 2007 and September 29, 2006, respectively, and $133,000 and $183,000 for the six months ended September 28, 2007 and September 29, 2006, respectively.

At September 28, 2007 and September 29, 2006, the total stock-based compensation expense related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $280,000 and $550,000, respectively. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 3.1 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Options

The Company’s various stock option plans provide for the granting of non-qualified and incentive stock options and stock grants to purchase up to 6,000,000 shares of common stock for periods not to exceed 10 years. Options typically vest at the rate of 25% per year over four years. Under these plans, the option exercise price equals the stock’s market price on the date of grant. Options may be granted to employees, officers, directors and consultants. The Company has also granted options, under similar terms as above, under no specific shareholder approved plan.

During the three months ended September 28, 2007, the Company granted 36,000 stock options with an estimated total grant-date fair value of $68,000.

The following table summarizes information regarding options outstanding and options exercisable at September 28, 2007 and the changes during the six months then ended:

	Number of Options Outstanding	Weighted Average Exercise Price per Share	Number of Shares Exercisable	Weighted Average Exercise Price per Share
Balance of March 31, 2007	2,540,000	$1.90	1,978,000	$1.81
Granted	115,000	$1.80
Exercised	—	—
Expired	—	—
Balance of June 29, 2007	2,655,000	$1.88	2,192,000	$1.82
Granted	36,000	$1.89
Exercised	81,000	$0.65
Expired	—	—
Balance of Sept. 28, 2007	2,610,000	$1.92	2,140,000	$1.87

Note 4. Credit Risk

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

The Company maintains cash balances at five financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of September 28, 2007, the Company had cash at one financial institution in excess of federally insured amounts. As excess cash is available, the Company invests in short-term and long-term investments, primarily consisting of Government Securities Money Market instruments, and Repurchase agreements. As of September 28, 2007 and March 31, 2007, cash deposits held at financial institutions in excess of FDIC insured amounts were $6.3 million and $2.9 million, respectively.

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At September 28, 2007, one customer comprised 10% of accounts receivable. As of March 31, 2007, one customer comprised 11% of accounts receivable.

Note 5. Detail of Certain Asset Accounts

Inventories

Inventories, which include material, labor and manufacturing overhead, are stated at the lower of standard cost (which approximates the first in, first out method) or market. Inventories consist of the following at September 28, 2007 and March 31, 2007.

	September 28, 2007	March 31, 2007
Raw material	$2,757,000	$3,348,000
Work-in-process	1,229,000	1,503,000
Finished products	898,000	512,000
Total inventories	4,884,000	5,363,000
Less reserve	(1,076,000)	(924,000)
Inventories, net	$3,808,000	$4,439,000

Goodwill and Intangible Assets

Intangible Assets— The Company records goodwill, which represents the excess of cost over fair value of net assets acquired. Goodwill is not amortized, but is reviewed at least annually for possible impairment. Other intangible assets are associated with the value of acquired non-compete agreements, customer lists, trademarks, R&D contracts, and technology/patents. These other intangible assets are amortized based on the economic benefit that is expected over their various estimated useful lives up to 15 years.

Patents - Patents represent costs incurred in connection with patent applications. Such costs are amortized using the straight-line method over the useful life of the patent once issued, or expensed immediately if any specific application is unsuccessful.

Intangible assets that have definite lives consist of the following (dollars in thousands):

		September 28, 2007			March 31, 2007
	Weighted Average Lives	Carrying Value	Accumulated Amortization	Intangibles Net	Carrying Value	Accumulated Amortization	Intangibles Net
Non-Compete agreements	3	$130	$99	$31	$130	$82	$48
Customer list-API	5	285	285	—	285	285	—
Customer list-Pico	15	190	31	159	190	24	166
Trademarks	15	2,270	339	1,931	2,270	286	1,984
Customer relationships	5	1,380	312	1,068	1,380	174	1,206
Patents	6	110	66	44	107	62	45
Patents pending	-	420	-	420	310	-	310
Technology	10	10,950	2,830	8,120	10,950	2,069	8,881
Total Intangibles	11.4	$15,735	$3,962	$11,773	$15,622	$2,982	$12,640

Amortization expense of Intangible Assets and Patents for the six months ended September 28, 2007 and September 29, 2006 was approximately $980,000 and $763,000, respectively.

During the quarter ended June 29, 2007, the Company reassessed the amortization lives and amortization methods related to its intangible assets. As a result, the Company has revised its future fiscal year amortization expense on its intangible assets.

Assuming no impairment to the intangible value, the revised future fiscal year amortization expense for intangible assets and patents are as follows:
Intangible Assets		Patents
2008 (6 months)	$976,000	2008 (6 months)	$3,000
2009	2,090,000	2009	6,000
2010	2,035,000	2010	6,000
2011	1,584,000	2011	6,000
2012	1,305,000	2012	6,000
2013 & after	3,319,000	2013 & after	17,000
Total	$11,309,000	Total	$44,000

Patent pending costs of $420,000 will be amortized beginning the month the patents are granted.

Note 6. Debt

Total outstanding debt of the Company as of September 28, 2007 and March 31, 2007 consisted of the following (dollars in thousands):

	As of
	September 28, 2007	March 31, 2007
Bank Term Loan - Fifth Third Bank	$2,147	$1,867
Line of credit - Fifth Third Bank	900	741
MEDC - loan 1	1,025	922
MEDC - loan 2	855	600
Convertible Debt - 1st Tranche	1,525	1,525
Discount on Convertible Debt - 1st Tranche	(43)	(86)
Convertible Debt - 2nd Tranche	4,000	4,000
Discount on Convertible Debt - 2nd Tranche	(256)	(1,278)
Debt to Related Parties	1,850	2,401
Total	$12,003	$10,692

Line of Credit and Short Term Debt

On March 6, 2007, the Company and Fifth Third Bank entered into a Revolving Line of Credit (the Loan Agreement) providing for borrowings of up to a maximum of $2,000,000. The availability under the facility will be determined by the calculation of a borrowing base that includes a percentage of eligible accounts receivable and inventory.

The Loan Agreement contains customary representations, warranties and financial covenants. The interest rate is variable and is adjusted quarterly. The maximum interest rate will equal the prime rate. Prime rate at September 28, 2007 was 7.75%. The loan matures March 6, 2008.

The Loan Agreement is guaranteed by each of API’s wholly-owned subsidiaries and the loan is secured by a Security Agreement among API, its Subsidiaries and Fifth Third, pursuant to which API and its subsidiaries granted to Fifth Third a first-priority security interest in certain described assets. During the quarter ending September 28, 2007, API had no additional draws under the current Loan Agreement. The outstanding balance as of the end of September, 2007 is $900,000.

Debt and Notes Payable

At September 28, 2007 the Convertible Debt 1st Tranche balance was $1,482,000 (net of debt discount). At September 28, 2007, the balance of unexercised warrants related to the 1st Tranche was 680,658.

In September 2005, the Company issued $1.0 million of convertible debt with warrants to purchase 170,164 shares of common stock (Convertible Debt 2nd Tranche). The Company originally valued the warrants and recorded an increase to additional paid-in-capital amounting to $27,000. Subsequently, the Company determined that the beneficial conversion option and the warrants should have been valued using the “Intrinsic Value” approach. Accordingly, the Company recognized a $1.0 million debt discount on the $1.0 million principal value of the convertible note payable and the debt discount is amortized over the life of the note. The note was converted in November 2005 into 472,678 shares of Class A Common Stock. In addition, 85,082 of the warrants were converted and the Company received $151,446 in cash. At September 28, 2007, the balance of unexercised warrants was 85,082.

In March 2006, the Company issued $4.0 million of convertible debt (Convertible Debt 2nd Tranche) with warrants to purchase 680,658 shares of common stock. The Company originally valued the warrants and recorded an increase to additional paid-in-capital amounting to $1.8 million. Subsequently, the Company determined that the beneficial conversion options and warrants should have been valued using the “Intrinsic Value” approach. Accordingly, the Company recognized a $2.7 million debt discount on the $4.0 million principal value of the convertible note payable and is amortizing the debt discount to interest expense over the life of the note. At September 28, 2007, the Convertible Debt 2nd Tranche was $3,744,000 (net of the debt discount).

The Michigan Economic Development Corporation (MEDC) entered into two loan agreements with Picometrix LLC, one in fiscal 2004 (MEDC-loan 1) and one in fiscal 2005 (MEDC-loan 2). Both loans are unsecured. The remaining balance against each loan can be drawn against as the Company meets certain THz product development milestones.

MEDC-loan 1 is for an amount up to $1,025,000 with an interest rate of 7% and is fully amortized by the end of an eight year period (ending on September 15, 2012). Interest accrued, but unpaid in the first four years of this agreement will be added to the then outstanding principal of this Note. In October 2008, interest will begin to accrue on the restated principal amount. Commencing in October 2008, the Company will pay MEDC the restated principal and accrued interest on any unpaid balance over the remaining four years. In September 2004, the Company borrowed $750,000 against the Note. In the fourth quarter of 2007, the Company borrowed an additional $172,000. In the first quarter of 2008, the Company borrowed the final $103,000 against this initial MEDC loan.

MEDC-loan 2 is for an amount up to $1.2 million with an interest rate of 7% and is fully amortized by the end of a six year period (ending on September 15, 2011). Interest accrued, but unpaid in the first two years of this agreement will be added to the then outstanding principal of this Note. During the third year of this agreement, the Company will pay interest on the restated principal of the Note. Commencing in October 2008, the Company will pay MEDC the restated principal and accrued interest on any unpaid balance over the remaining three years. In September 2005 the Company borrowed $600,000 against the $1.2 million. On May 30, 2007, the Company borrowed an additional $168,000. On September 15, 2007, principal was restated to include $87,000 of accrued interest.

In March, 2007, API, as Lessee, entered into a Master Equipment Lease Agreement with Fifth Third Leasing Company, as Lessor, to finance the purchase of new manufacturing equipment up to an aggregate of $2,300,000 (Lease). API purchased equipment under the Lease until June 30, 2007. The Lease is amortized over 60-months from its start date of June 30, 2007. The interest rate for the Lease is variable and is based on the prime rate plus 0.125%. The interest rate at September 28, 2007 was 7.875%. API’s obligations under the Lease are secured by a first priority security interest in the purchased equipment and are guaranteed by API’s subsidiaries.

The Lease contains standard contract provisions regarding the Lessee's obligations to make payment, to maintain the equipment and to keep it insured and events constituting a default under the Lease. The Lease further provides that if no event of default exists at the end of the Lease term, the Company has the option to purchase the Equipment for $1.00. This lease has been accounted for as a capital lease in accordance with SFAS No. 13. The balance on this loan at September 28, 2007 was $2,147,000, which reflects a principal pay-down of $153,000 made during the quarter.

Convertible Promissory Notes Payable

In accordance with Emerging Issues Task Force Issue 98-5, “Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” (“EITF 98-5”), the Company recognized an embedded beneficial conversion feature present in the Convertible Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature ($3,103,000) to additional paid-in capital and recorded a corresponding discount against the carrying value of the Convertible Notes.

In connection with the placement of the Convertible Notes in October 2004, September 2005 and March 2006, the Company issued detachable warrants granting the holders the right to acquire 1,446,398 shares of the Company’s common stock at $1.78 per share. The warrants expire five years from the date of registration. In accordance with Emerging Issues Task Force Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), the Company allocated the value attributable to the warrants ($1,881,000) to additional paid-in capital and recorded a corresponding discount against the Convertible Notes. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.9%, a dividend yield of 0%, and volatility of 72%, 52% and 52%, respectively.

The debt discounts attributed to the beneficial conversion feature, and value of the warrants issued, are amortized over the term of the Convertible Notes (three years) as interest expense. In Q2 & Q3 of FY 2006, $3,475,000 and $1,000,000, respectively of the Convertible Notes were converted to the Company’s common stock, and accordingly, that portion of the un-amortized debt discount was charged to interest expense.

As a result of the common stock private placement, completed on Sept, 14, 2007 (see note 8) the anti-dilution clause of the Convertible Notes was triggered; increasing the number of shares issuable, if converted, by 104,047 and decreasing the weighted average conversion price to $1.99 from $2.06. In addition the number of warrants increased by 29,500 and the exercise price of the warrants decreased to $1.7444 from $1.78. The Company recorded the intrinsic value attributable to the additional shares and warrants issued of $308,000 as additional debt discount. In accordance with EITF 00-27, the $308,000 is to be amortized over the remaining life of the convertible notes (through October 2007). As a result, the Company amortized $134,000 to interest expense during the quarter ended September 28, 2007, and the remaining $174,000 will be amortized during the third quarter, 2008.

The Company recorded non-cash interest expense amortization in the amount of $805,000 during the three-month period ended September 28, 2007 in connection with the Convertible Notes discount compared to the comparable prior year quarter of $346,000. For the six month periods ended September 28, 2007 and September 29, 2006, the Company recorded non-cash interest expense in the amount of $1,373,000 and $640,000, respectively.

Related Party Debt

As a result of the acquisition of Picotronix, Inc. (dba Picometrix) in May, 2005, the stockholders of Picometrix received four-year API promissory notes in the aggregate principal amount of $2.9 million ("Debt to Related Parties"). The notes are payable in four annual installments with the first being a payment of $500,000 paid May 2006, the second being a payment of $550,000 paid May 2007, the third being a payment of $900,000 due May 2008 and the fourth being a payment of $950,500 due May 2009. The notes bear an interest rate of prime plus 1.0% and are secured by all of the intellectual property of Picometrix. The interest rate at September 28, 2007 was 8.75%. API has the option of prepaying the debt to related parties without penalty. Note holders include Robin Risser and Steve Williamson, the Company’s CFO and CTO, respectively.

Note 7. Commitments

The Company is in the process of consolidating and modernizing its wafer fabrication facilities. The Company estimates its wafer fabrication relocation and consolidation expense will be approximately $2,200,000 to complete its consolidation of this business. Projected costs consist of labor and associated expense of $1,127,000, travel and relocation costs of $169,000, depreciation expense on de-commissioned assets of $172,000 and supplies, consulting and other related costs of $732,000. To date the Company has incurred approximately $1,330,000 of such expense. The balance expected to be incurred through the 4th quarter of fiscal 2008 is projected to be approximately $870,000.

Note 8. Equity

Shareholders’ Equity Transactions

On September 14, 2007, The Company, completed a private placement (the “Offering”) described in the Company’s form 8-K filed on September 7, 2007. Each unit sold by the Company in the Offering consisted of four (4) shares of the Company’s Class A Common Stock, par value $0.001 per share (the “Offering Shares”) and one (1) five year warrant exercisable for one share of Common Stock at an exercise price of $1.85 (each a “Warrant”). The Company sold a total of 741,332 units (consisting of 2,965,332 Offering Shares and 741,332 Warrants), of which 33,000 units (consisting of 132,000 Offering Shares and 33,000 Warrants) were to Related Parties at the prevailing closing stock price of $1.83 per share, for an aggregate purchase price of $4,491,560. The offer and sale of the Offering Shares and Warrants were made pursuant to Rule 506 promulgated pursuant to the Securities Act and each of the investors is an “accredited investor” as defined by Rule 501 promulgated pursuant to the Securities Act. This private placement triggered the anti-dilution clause of the Convertible Notes as described in Note 6.

During the period ended September 28, 2007, certain API stock option holders exercised rights to purchase 80,600 shares of Class A Common Stock at approximately $ 0.65 per share resulting in cash to the Company of approximately $54,000.

Note 9. Loss Per Share

Net loss per share calculations are in accordance with SFAS No. 128, “Earnings per Share”. Accordingly, basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding for each year. The calculation of loss per share is as follows:

	Three months ended		Six months ended
BASIC AND DILUTED	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
Weighted Average Shares Outstanding	19,906,000	19,026,000	19,584,000	19,003,000
Net Loss	$(1,857,000)	$(1,124,000)	$(3,763,000)	$(2,357,000)
Basic and Diluted Loss Per Share	$(0.09)	$(0.06)	$(0.19)	$(0.12)

The dilutive effect of stock options outstanding at September 28, 2007 and September 29, 2006 was not included in the calculation of diluted loss per share for the three-month and six-month periods because to do so would have had an anti-dilutive effect as the Company had a net loss for each of these periods. The number of shares that potentially can dilute the outstanding shares at September 28, 2007 is approximately 3.3 million.

Note 10. Subsequent Events

In October the Company retired the outstanding convertible notes of $5,525,000. The convertible note holders converted a total of $3,150,000 into 1,601,323 shares of the Company’s common stock and exercised warrants to purchase a total of 50,000 shares of the Company’s common stock for $87,220. On October 2, 2007, Smithfield converted the balance of the outstanding Convertible Note (1st tranche) of $1,275,000 into 677,542 shares of the Company’s common stock at $1.8818 per share On October 12, 2007, Smithfield converted $1,875,000 of the outstanding Convertible Note of $3,750,000 (2nd tranche) into 923,781 shares of the Company’s common stock at $2.0297 per share. On October 15, 2007, the Company retired the balance of the outstanding Convertible Notes in the amount of $2,375,000, plus interest.

In October, 2007, a holder of warrants exercised their right to purchase 50,000 shares of the Company’s common stock for $87,220 at $1.7444 per share. On November 8, 2007, this same holder of warrants exercised there right to purchase an additional 36,817 shares of the Company’s common stock for $64,224 at $1.7444 per share.

On October 12, 2007, API was served with a summons and complaint filed by Opto Diode Corporation in the Central District of California for patent infringement. The infringement is in reference to a product that the Company purchases which was part of the PDI acquisition. The Company sold less than $30,000 of the named product since the acquisition. The Company believes the complaint is without merit and is seeking to resolve this matter as quickly as possible.

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

Revenues by market consisted of the following:

	Three months ended				Six months ended
Revenues	September 28, 2007%		September 29, 2006%		September 28, 2007%		September 29, 2006%
Telecommunications	$1,589,000	24%	$1,761,000	30%	$2,847,000	21%	$2,505,000	21%
Industrial Sensing/NDT	2,630,000	40%	2,403,000	41%	5,546,000	47%	4,814,000	42%
Military/Aerospace	950,000	15%	1,138,000	19%	1,821,000	14%	3,006,000	26%
Medical	1,360,000	21%	481,000	8%	2,460,000	18%	1,115,000	10%
Homeland Security	—	—	95,000	2%	—	—	106,000	1%
Total Revenues	$6,529,000	100%	$5,878,000	100%	$12,674,000	100%	$11,546,000	100%

The Company's revenues for the quarter ended September 28, 2007 were $6.5 million, an increase of $651,000, or 11% over revenues of $5.9 million for the quarter ended September 29, 2006. Year to date revenues are 10% higher than the previous six-month period, or $1.128 million.

While the telecommunications market revenues for the first six months are approximately 14% higher then the prior year, they were 10% lower in the quarter ended September 28, 2007 (Q2 2008) as compared to the quarter ended September 29, 2006 (Q2 2007). Telecommunications market revenues for Q2 2008 were $1,589,000, a decrease of $172,000 over Q2 2007 revenues of $1,761,000. This decrease was a result of delays in production shipments of new 40G designs wins due to customers’ delayed new product introductions. We expect volume shipments for this product offering to begin in Q4 2008.

In addition our 10G APD shipments were suspended during the quarter in order to redesign the products to meet a changing customer/market requirement. This requirement demands that 10G APDs now operate in high optical power mode in addition to the traditional low optical power condition. We believe that our new design meets this new requirement and will be qualified and released by the end of our Q3 2008.

Medical market revenues for Q2 2008 were $1.4 million, an increase of 183% (or $879,000) over Q2 2007 revenues of $481,000. This growth is a result of accelerated end of life purchases by a customer and is expected to be completed by the end of FY 2008.

Industrial Sensing/NDT market revenues increased to $2.6 million in Q2 FY 2008, an increase of 9% (or $227,000) over Q2 2007 revenues of $2.4 million, due primarily to increases in the THz/NDT market. We expect modest growth for this portion of the market for the balance of the fiscal year.

Military/aerospace market revenues were $950,000, a decrease of 17% (or $188,000) from the comparable prior period revenues of $1.1 million. This decrease is attributable to delays in receipt of orders that have pushed deliveries into the second half of the fiscal year. Overall the Company expects military revenues to be slightly up for the year.

The Company had no Homeland Security revenues in Q2 2008 compared to Q2 2007 revenues of $95,000. The Company expects revenue in Homeland Security to remain uneven in quarter to quarter comparisons to last fiscal year, but expect sales to be substantially up over last year.

Revenues for the six months ended September 28, 2007 are $12.7 million, an increase of $1.1 million, or 10%, over the comparable revenues of $11.6 million for the six months ended September 29, 2006. The Company had growth in the Telecommunications, Medical and Industrial Sensing/NDT markets for the six months ended September 28, 2007 as compared to the comparable period ended September 29, 2006. Telecommunications market revenues were $2.8 million, an increase of 14% (or $342,000) over FY 2007 six-month revenues of $2.5 million, primarily driven by increased shipments of 40 G products, despite new product introduction delays and production suspension experienced in Q2.

Medical market revenues were $2.5 million, an increase of 121% (or $1,345,000) over the comparable prior year period revenues of $1.1 million. This growth is a result of accelerated end of life purchases by a customer and is expected to be completed by the end of FY 2008. This is a substantial growth for the first six months; however we expect medical sales to be up only slightly for the fiscal year 2008 compared to fiscal year 2007. Industrial Sensing/NDT market revenues increased to $5.5 million, an increase of 15% (or $732,000) YTD from the prior year revenues of $4.8 million, due primarily to the increase in sales to the NDT portion of the market and we expect similar growth for the year.

Military/Aerospace market revenues were $1.8 million, a decrease of 39% (or $1.2 million) from the comparable prior year revenues of $3.0 million, which primarily resulted from delays in receiving military orders. Overall, the Company expects military sales to be slightly up for the year. The Company had no Homeland Security revenues in FY 2008 compared to FY 2007 six month revenues of $106,000. The Company expects revenue in Homeland Security to remain uneven in quarter to quarter comparisons to last fiscal year, but expects substantial year over year growth.

Given the market delay in the 40G and 10G new products deployment in the telecommunication market, the Company now expects year over year revenue growth to be 10% to 15%.

 Gross Profit

Gross Profit for Q2 2008 was $2.74 million compared to Q2 2007 of $2.88 million, or a decrease of $136,000 on higher revenue volume of $651,000. Gross profit margins dropped to 42% for Q2 2008 as compared to 49% of sales for the comparable prior year. The reduction in gross profit percentage of 7% was due primarily to the product mix of lower military and telecommunications sales and higher industrial sensing sales. Year to date Gross Profit was $5.2 million (or 41% of revenue), compared to the first six months of the prior year of $5.4 million (or 46% of revenue), a reduction of 5% due primarily to the product mix of lower military sales and higher industrial sensing sales.

 Operating Expenses

Total operating expenses increased $86,000 to $3.5 million during Q2 2008 as compared to $3.4 million for Q2 2007. The increase was primarily due to increases in wafer fabrication relocation expenses of $180,000, additional amortization of intangible assets of $109,000, offset by a net decrease in other operating expenses of $203,000.

Total operating expenses for the six months ended September 28, 2007 were $7.1 million compared to $6.6 million for same prior year period. The increase of $453,000 was primarily due to increases in wafer fabrication relocation expenses of $490,000 and additional amortization of intangible assets of $217,000, offset by a net decrease in other operating expenses of $254,000.

Research, development and engineering (RD&E) expenses were flat at $1.02 million during Q2 2008 compared to $1.02 million in Q2 2007.

Research, development and engineering (RD&E) expenses decreased by $76,000 (or 4%) to $1.91 million during six months ended September 28, 2007 compared to $1.99 million for the six months ended September 29, 2006. The decrease in RD&E expenses is the result of reduced spending in the first six months of FY 2008; however the Company expects that future RD&E expenses will be at least the same level or greater during the current fiscal year, continuing its investment in high growth opportunities.

Sales and marketing expenses increased by $107,000 (or 24%) to $559,000 (8.6% of sales) in Q2 2008, as compared to $452,000 (7.7% of sales) for Q2 2007. The increase was primarily attributable to the increased field sales activity.

Sales and marketing expenses increased by $222,000 (or 23%) to $1.2 million (10% of sales) for the six months ended September 28, 2007, as compared to $983,000 (9% of sales) for the six months ended September 29, 2006. The increase was primarily attributable to the increased field sales activity of $145,000 and an increase in bad debt expense of $80,000.

The Company has and will continue to expand its sales and marketing for the growing telecom market and the business development function in the Terahertz product platform for industrial/NDT and homeland security markets. As a result, further increases in compensation, travel and related expenses during the balance of fiscal year 2008 for these purposes are anticipated.

Total general and administrative expenses (G&A) decreased by $308,000 (or 21%) to approximately $1.2 million (18% of sales) in Q2 2008 as compared to $1.5 million (25% of sales) in Q2 2007. This decrease was primarily the result of lower non-cash depreciation of $52,000 and stock based compensation expense of $38,000, lower labor and fringe benefits of $145,000 and reduced G&A spending of $73,000. The non-cash expensing of stock option grants included in G&A expenses was $28,000 in Q2 2008 compared to $66,000 in Q2 2007, a decrease of $38,000.

Total general and administrative expenses (G&A) decreased by $400,000 (or 15%) to approximately $2.35 million (19% of sales) for six months ended September 28, 2007 as compared to $2.75 million (24% of sales) for the six months ended September 29, 2006. This decrease was primarily the result of the lower non-cash depreciation of $101,000 and stock based compensation expense of $100,000, lower labor and fringe benefits of $131,000 and reduced G&A spending of $179,000, offset by higher legal costs of $111,000. The non-cash expensing of stock option grants included in operating expenses was $83,000 for the six months ended September 28, 2007 compared to $183,000 for the six months ended September 29, 2006, a decrease of $100,000.

The Company expects G&A expenses to increase moderately except for expenses relating to Section 404 of the Sarbanes-Oxley Act. The Company is required to be compliant with Section 404 by the end of this fiscal year. External costs required to be in compliance will materially increase over the next two years.

Amortization expense increased $109,000 to $490,000 in Q2 2008 versus $381,000 in Q2 2007 due to the Company’s Q1 2008 reassessment of its amortization lives and amortization methods on its intangible assets, offset by the elimination of amortization expense related to the PDI acquisition. Year to date amortization expense increased $217,000 to $980,000 for the six months ended September 28, 2007 compared to $763,000 for the six months ended September 29, 2006.

Other operating expenses incurred were related to the previously announced Wafer Fabrication consolidation to the Company’s Ann Arbor facility, which amounted to $268,000 in Q2 2008, compared to $88,000 in Q2 2007. The Company estimates wafer fabrication relocation expense will total approximately $2.2 million over the consolidation period (FY 07 & FY 08) and has incurred $611,000 for the six months ended September 28, 2007 and approximately $1,330,000 over the last two fiscal years. The balance expected to be incurred through the reminder of the fiscal year is $870,000. The Company anticipates future benefits as a result of the wafer fabrication relocation, including cost savings through increased efficiencies, reduced scrap, improved process capability, and higher yields. In addition, the Company believes that the consolidation will provide new capabilities for product development, leading to growth opportunities through new product introductions.

During the second quarter of fiscal 2008 the Company undertook a review of its Optosolutions product operations as part of our ongoing efforts to integrate acquisitions and rationalize our over all cost structure. The review resulted in plans to achieve approximately $750,000 in pre-tax annual cost savings beginning in FY 2009 including a reduction of 9% of the total workforce and the consolidation of facilities, with the closure of our Dodgeville, WI facility. The savings will come from the consolidation of the Wisconsin assembly operations into our Camarillo, CA facility. We estimate a non-recurring closure expense of approximately $570,000 over the balance of the fiscal year.

Financing and Other Income (Expense), net

Interest income in Q2 2008 totaled approximately $26,000, a decrease of $33,000 from Q2 2007 interest income of $59,000, due primarily to lower cash balances available.

Interest income for the six months ended September 28, 2007 totaled approximately $47,000, a decrease of $70,000 from the six months ended September 29, 2006 amount of $117,000, due to lower cash balances available for short-term investments.

Interest expense for the Q2 2008 was $1,127,000 compared to $642,000 in Q2 2007, an increase of $485,000, primarily attributable to a $459,000 increase in the amortization of the discount related to the convertible notes. Total non-cash interest expense was $868,000 in Q2 2008 compared to $403,000 in Q2 2007, an increase of $331,000.

Interest expense for the six months ended September 28, 2007 was $1,984,000 compared to $1,230,000 for the six months ended September 29, 2006, an increase of $754,000, primarily attributable to a $733,000 increase in the amortization of the discount related to the convertible notes. Total non-cash interest expense was $1,492,000 year to date compared to $685,000 in 2007, an increase of $807,000. The Company anticipates interest expense for the second half of FY 2007 to decrease approximately 75% to $600,000, of which approximately $300,000 is related to non-cash interest expense from the convertible notes retired in October 2007.

Net loss for Q2 2008 was $1,857,000, as compared to a net loss of $1,124,000 in Q2 2007, an increased loss of $733,000. This increased loss is primarily attributable to increased non-cash interest expense, an increase in intangible amortization and an increase in wafer fabrication relocation expenses.

Net loss for the six months ended September 28, 2007 was $3,763,000, as compared to a net loss of $2,357,000 for the comparable prior year periods, an increased loss of $1,406,000. The increased loss is primarily attributable to increased non-cash interest expense, an increase in bad debt expense, an increase in intangible amortization and an increase in wafer fabrication relocation expenses.

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

Liquidity and Capital Resources

At September 28, 2007, the Company had cash and cash equivalents of $6.5 million, an increase of $3.2 million from the March 31, 2007 balance of $3.3 million. The increase is attributable to a decrease of $600,000 from operating activities and $800,000 from investing activities, offset by an increase of $4,621,000 from financing activities. The decrease in cash resulting from operating activities was primarily attributable to a loss of $695,000 from operating activities, increases in accounts receivable and prepaid expenses of $674,000, decreases in inventory of $631,000 and increases in accounts payable and other liabilities of $138,000. The Company invested $687,000 in capital equipment including $413,000 for high speed optical receiver manufacturing, $171,000 for wafer fabrication equipment and $103,000 for other capital spending for the six months ended September 28, 2007. The increases in financing activities were the result of net proceeds from private placement equity financing of $4.3 million, additional net borrowings under the capital lease and line of credit of $439,000, stock options exercised for $54,000 and additional borrowings under the MEDC loans of $357,000, offset by payments to related parties of $550,000.

The Company maintains a revolving line of credit with a regional bank that provides for borrowings up to $2.0 million, based on 80% of the Company’s eligible accounts receivable and 40% of the Company’s eligible inventory, subject to certain limitations as defined by the agreement. At September 28, 2007, the outstanding balance on the line was $900,000. All business assets of the Company secure the line other than the intellectual property of the Company’s Picometrix subsidiary. The Loan Agreement contains customary representations, warranties and financial covenants. The interest rate is variable between prime rate and prime less 0.25% based on the bank Index Rate determined by the Debt Service Coverage Ratio, as defined in the loan agreement. This interest is reviewed and adjusted quarterly. The maximum interest rate will equal the prime rate. Interest is payable monthly, with principal due at maturity date on March 6, 2008. The prime interest rate was 7.75% at September 28, 2007.

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

Summary of Contractual Obligations and Commitments   A summary of the Company’s future fiscal year contractual payments related to debt, lease obligations, and non-cancelable open purchase orders is as follows as of September 28, 2007:
	Operating Leases	Non-Cancelable Purchase Orders	Total
2008 (6 months)	$574,000	$1,333,000	$1,907,000
2009	1,053,000	457,000	1,510,000
2010	705,000	—	705,000
2011	176,000	—	176,000
2012	—	—	—
2013 and thereafter	—	—	—
Total	$2,508,000	$1,790,000	$4,298,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At September 28, 2007, most of the Company’s interest rate exposure is linked to the prime rate, subject to certain limitations, offset by cash investment index to the LIBOR rate. As such, the Company is at risk to the extent of changes in the prime rate and does not believe that moderate changes in the prime rate will materially affect its operating results or financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Our Chief Executive Officer and Chief Financial Officers (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 28, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

On October 12, 2007, API was served with a summons and complaint filed by Opto Diode Corporation in the Central District of Californian for patent infringement. The infringement is in reference to a product that the Company purchases which was part of the PDI acquisition. The Company sold less than $30,000 of the named product since the acquisition. The Company believes the complaint is without merit and is seeking to resolve this matter as quickly as possible.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On September 14, 2007, The Company, completed a private placement (the “Offering”) described in the Company’s form 8-K filed on September 7, 2007. Each unit sold by the Company in the Offering consisted of four (4) shares of the Company’s Class A Common Stock, par value $0.001 per share (the “Offering Shares”) and one (1) five year warrant exercisable for one share of Common Stock at an exercise price of $1.85 (each a “Warrant”). The Company sold a total of 741,332 units (consisting of 2,965,332 Offering Shares and 741,332 Warrants) for an aggregate purchase price of $4,491,560 which provided the Company net proceeds of $4,321,000. The offer and sale of the Offering Shares and Warrants were made pursuant to Rule 506 promulgated pursuant to the Securities Act and each of the investors is an “accredited investor” as defined by Rule 501 promulgated pursuant to the Securities Act. The use of proceeds will be used for debt retirement, working capital and other general corporate uses.

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On August 24, 2007 at the annual shareholders meeting, the shareholders approved the “2007 Equity Incentive Plan” to issue up to 2,500,000 options or grants of the Company’s common stock.

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

November 12, 2007

/s/ Richard Kurtz
Richard Kurtz Chairman, Chief Executive Officer And Director

/s/ Robin Risser
Robin Risser Chief Financial Officer And Director