Form 10-Q
period 2007-12-28
ADVANCED PHOTONIX INC
filed 2008-02-11
CIK 869986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.               Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).            Yes ☐ No ☒

As of February 7, 2008, there were 23,977,678 of Class A Common Stock, $.001 par value, and 31,691 shares of Class B Common Stock, $.001 par value outstanding.

Advanced Photonix, Inc.
Form 10-Q
For the Quarter Ended December 28, 2007

Table of Contents
		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements (Condensed)
	Condensed Consolidated Balance Sheets at December 28, 2007 (unaudited) and March 31, 2007.	3
	Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended December 28, 2007 and December 29, 2006 (unaudited).	4
	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended December 28, 2007 and December 29, 2006 (unaudited).	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	25

Item 1A	Risk Factors	25

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3	Defaults Upon Senior Securities	25

Item 4	Submission of Matters to a Vote of Security Holders	25

Item 5	Other Information	25

Item 6.	Exhibits	26
	Exh. 10.1 Executive Incentive Compensation Plan	28
	Exh. 10.2 Amendment Number 1 to Employment Agreement by and between Advanced Photonix, Inc. and Robin Risser	32
	Exh. 10.3 Amendment Number 1 to Employment Agreement by and between Advanced Photonix, Inc. and Steven Williamson.	35
	Exh. 31.1 Section 302 Certification of Chief Executive Officer
	Exh. 31.2 Section 302 Certification of Chief Financial Officer
	Exh. 32.1 Section 906 Certification of Chief Executive Officer
	Exh. 32.2 Section 906 Certification of Chief Financial Officer

	Signatures	41

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Advanced Photonix, Inc.
Condensed Consolidated Balance Sheets

	December 28, 2007 (Unaudited)	March 31, 2007 (Audited)
Assets
Current assets:
Cash and cash equivalents	$2,099,000	$3,274,000
Accounts receivable, net	3,128,000	3,587,000
Inventories, net	3,677,000	4,439,000
Prepaid expenses and other current assets	436,000	377,000
Total current assets	9,340,000	11,677,000
Equipment and leasehold improvements, net	4,824,000	4,736,000
Goodwill	4,579,000	4,579,000
Intangibles and patents, net	11,299,000	12,640,000
Deferred tax asset	1,225,000	1,225,000
Other assets	390,000	385,000
Total assets	$31,657,000	$35,242,000

Liabilities and shareholders' equity
Current liabilities
Line of credit	$—	$ 741,000
Accounts payable	1,067,000	1,401,000
Compensation and related withholdings	896,000	1,091,000
Interest payable	245,000	325,000
Other accrued expenses	413,000	610,000
Current portion of long-term debt-related parties	900,000	550,000
Current portion of long-term debt	460,000	4,535,000
Total current liabilities	3,981,000	9,253,000

Long-term debt, less current portion	3,883,000	3,015,000
Long-term debt, less current portion - related parties	951,000	1,851,000
Total liabilities	8,815,000	14,119,000

Commitments and contingencies
Class A redeemable convertible preferred stock, $.001 par value; 780,000 shares authorized; 40,000 shares issued and outstanding; liquidation preference $32,000	32,000	32,000
Shareholders' equity:
Class A common stock, $.001 par value, 50,000,000 authorized; December 28, 2007 – 23,977,678 shares issued and outstanding, March 31, 2007 – 19,226,006 shares issued and outstanding.	24,000	19,000
Class B common stock, $.001 par value; 4,420,113 shares authorized; December 28, 2007 and March 31, 2007 - 31,691 issued and outstanding.	—	—
Additional paid-in capital	52,090,000	43,887,000
Accumulated deficit	(29,304,000)	(22,815,000)
Total shareholders' equity	22,810,000	21,091,000
Total liabilities and shareholders' equity	$31,657,000	$ 35,242,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006
Sales, net	$5,306,000	$5,881,000	$17,980,000	$17,427,000
Cost of products sold	3,431,000	2,997,000	10,890,000	9,185,000
Gross profit	1,875,000	2,884,000	7,090,000	8,242,000

Operating expenses:
Research, development and engineering	1,034,000	1,004,000	2,944,000	2,991,000
Sales and marketing	462,000	524,000	1,667,000	1,508,000
General and administrative	1,209,000	1,102,000	3,562,000	3,853,000
Amortization Expense	491,000	383,000	1,471,000	1,146,000
Dodgeville consolidation	534,000	—	534,000	—
Wafer fabrication consolidation expenses	421,000	174,000	1,032,000	294,000
Total operating expenses	4,151,000	3,187,000	11,210,000	9,792,000
Loss from operations	(2,276,000)	(303,000)	(4,120,000)	(1,550,000)

Other income (expense):
Interest income	35,000	48,000	82,000	165,000
Interest expense	(95,000)	(203,000)	(547,000)	(613,000)
Interest expense, related parties	(39,000)	(56,000)	(138,000)	(168,000)
Interest expense, debt issue cost	(10,000)	(33,000)	(70,000)	(100,000)
Interest expense, debt discount	(299,000)	(407,000)	(1,672,000)	(1,048,000)
Other expense	(42,000)	(10,000)	(24,000)	(7,000)

Net loss	$(2,726,000)	$(964,000)	$(6,489,000)	$(3,321,000)

Basic and diluted loss per share	$(0.11)	$(0.05)	$(0.31)	$(0.17)
Weighted average common shares outstanding
Basic and diluted	23,804,000	19,089,000	20,996,000	19,032,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

For the nine months ended:	December 28, 2007	December 29, 2006
Cash flows from operating activities:
Net loss	$(6,489,000)	$(3,321,000)
Adjustment to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	858,000	853,000
Amortization	1,471,000	1,146,000
Stock compensation expense	201,000	276,000
Amortization of discount on convertible notes payable	1,672,000	1,048,000
Amortization of debt issue costs	70,000	100,000
Changes in operating assets and liabilities:
Accounts receivable	459,000	1,223,000
Inventories	762,000	(701,000)
Prepaid expenses and other assets	(113,000)	137,000
Accounts payable and other liabilities	(719,000)	121,000
Net cash (used in) provided by operating activities	(1,828,000)	882,000

Cash flows from investing activities:
Capital expenditures	(945,000)	(1,574,000)
Patent expenditures	(151,000)	(106,000)
Net cash used in investing activities	(1,096,000)	(1,680,000)

Cash flows from financing activities:
Payment of bank line of credit	(741,000)	—
Net proceeds/(payments) from bank term loan	165,000	(675,000)
Payments on long-term debt – related parties	(550,000)	(500,000)
Payment of convertible note – net of conversion into Company common stock ($3,150,000)	(2,375,000)	—
Proceeds from MEDC term loan	702,000	—
Net proceeds from equity financing	4,321,000	—
Proceeds from exercise of warrants	151,000	—
Proceeds from exercise of stock options	76,000	231,000
Net cash provided by (used in) financing activities	1,749,000	(944,000)

Net decrease in cash and cash equivalents	(1,175,000)	(1,742,000)
Cash and cash equivalents at beginning of year	3,274,000	5,933,000
Cash and cash equivalents at end of quarter	$2,099,000	$4,191,000

See notes to condensed consolidated financial statements.

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$55,000	$—
Cash paid for interest	$544,000	$507,000

Advanced Photonix, Inc.
Notes to Condensed Consolidated Financial Statements
December 28, 2007

Note 1. Basis of Presentation

Business Description

General – Advanced Photonix, Inc. (the Company or API), was incorporated under the laws of the State of Delaware in June 1988. API is a leading supplier of custom optoelectronic solutions, high-speed optical receivers and Terahertz sensors and instrumentation, serving a variety of global Original Equipment Manufacturer (OEM) markets including telecommunications, military/aerospace, industrial sensing/NDT, medical and homeland security. The Company’s optoelectronic solutions are based on its silicon Large Area Avalanche Photodiode (LAAPD), PIN photodiode and FILTRODE® detectors. Our patented high-speed optical receivers include Avalanche Photodiode technology (APD) and PIN (positive-intrinsic-negative) photodiode technology based upon III-V materials, including InP, InAlAs, and GaAs. Our newly emerging Terahertz sensor product line is targeted to the industrial non-destructive testing (NDT), quality control, homeland security, and military markets. Using our patented fiber coupled technology and high speed Terahertz generation and detection sensors, the Company is engaged in transferring Terahertz technology from the application development laboratory to the factory floor. The Company has two manufacturing facilities, one in Camarillo, CA and one in Ann Arbor, MI.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, Silicon Sensors Inc. (“SSI”) and Picometrix, LLC (“Picometrix). The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Certain prior quarter amounts have been reclassified to conform to the current quarter presentation. Operating results for the three-month period ended December 28, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2008.

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

FIN 48

On April 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 requires an entity to recognize the benefit of tax positions only when it is more likely than not, based on the position’s technical merits, that the position would be sustained upon examination by the respective taxing authorities. The tax benefit is measured as the largest benefit that is more than fifty-percent likely of being realized upon final settlement with the respective taxing authorities. The adoption of FIN 48 did not have an impact on our financial position or results of operations and have taken no tax positions which would require disclosure under the new guidance.

Note 3. Share-Based Compensation

The Company accounts for stock-based incentives plans, in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS No. 123(R). Accordingly, the Company estimates the fair value of stock-based awards utilizing the Black-Scholes pricing model. The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include:

•
The time period that stock-based awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s short-cut approach pursuant to SAB No. 107, “Disclosure About Fair Value of Financial Statements”. The expected term assumption for awards issued during the three-month period ended December 28, 2007 was 6.25 years. As additional evidence develops from the Company’s stock trading history, the expected term assumption will be refined to capture the relevant trends.

•
The future volatility of the Company’s stock has been estimated based on the weekly stock price from the acquisition date of Picometrix LLC (May 2, 2005) to the date of the latest stock grant. The expected volatility assumption for awards issued during the three-month periods ending December 28, 2007 and December 29, 2006 was 49.8% and 47.8%, respectively. As additional evidence develops, the future volatility estimate will be refined to capture the relevant trends.

•
A dividend yield of zero has been assumed for awards issued during the three-month periods ended December 28, 2007 and December 29, 2006, based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.

•
The Company has based its risk-free interest rate assumption for awards issued during the three-month periods ended December 28, 2007 and December 29, 2006 on the implied yield available on U.S. Treasury issues with an equivalent expected term, which was 4.4% and 5.0% during the respective periods.

•
The forfeiture rate for awards issued during the three-month periods ended December 28, 2007 and December 29, 2006 were approximately 18.7% and was based on the Company’s actual historical forfeiture trend.

	Three Months Ended
	December 28, 2007	December 29, 2006
Option Plan Shares:
Expected term (in years)	6.3	6.5
Volatility	49.8%	47.8%
Expected dividend	0%	0%
Risk-free interest rate	4.4%	5.0%

Under the provisions of SFAS 123(R), we recorded $68,000 and $93,000 of stock compensation expense in our consolidated statements of operations for the three months ended December 28, 2007 and December 29, 2006, respectively, and $201,000 and $276,000 for the nine months ended December 28, 2007 and December 29, 2006, respectively.

At December 28, 2007 and December 29, 2006, the total stock-based compensation expense related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $238,000 and $444,000, respectively. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 3.1 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Options
The Company’s various stock option plans provide for the granting of non-qualified and incentive stock options and stock grants to purchase up to 7,200,000 shares of common stock for periods not to exceed 10 years. Options typically vest at the rate of 25% per year over four years. Under these plans, the option exercise price equals the stock’s market price on the date of grant. Options may be granted to employees, officers, directors and consultants. The Company has also granted options, under similar terms as above, under no specific shareholder approved plan.

During the three months ended December 28, 2007, the Company granted 30,000 stock options with an estimated total grant-date fair value of approximately $33,390.

The following table summarizes information regarding options outstanding and options exercisable at December 28, 2007 and the changes during the nine months then ended:

	Number of Options Outstanding	Weighted Average Exercise Price per Share	Number of Shares Exercisable	Weighted Average Exercise Price per Share
Balance of March 31, 2007	2,540,000	$1.90	1,978,000	$1.81
Granted	115,000	$1.80
Exercised	—	—
Expired	—	—
Balance of June 29, 2007	2,655,000	$1.88	2,192,000	$1.82
Granted	36,000	$1.89
Exercised	81,000	$0.65
Expired	—	—
Balance of Sept. 28, 2007	2,610,000	$1.92	2,140,000	$1.87
Granted	30,000	2.07
Exercised	17,000	1.34
Expired	1,000	1.61
Balance of Dec. 28, 2007	2,622,000	$1.92	2,191,000	$1.87

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

The Company maintains cash balances at four financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of December 28, 2007, the Company had cash at two financial institutions in excess of federally insured amounts. As excess cash is available, the Company invests in short-term and long-term investments, primarily consisting of Government Securities Money Market instruments, and Repurchase agreements. As of December 28, 2007 and March 31, 2007, cash deposits held at financial institutions in excess of FDIC insured amounts were $1.9 million and $2.9 million, respectively.

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At December 28, 2007, one customer comprised 12% of accounts receivable. As of March 31, 2007, one customer comprised 11% of accounts receivable.

Note 5. Detail of Certain Asset Accounts

Inventories
Inventories, which include material, labor and manufacturing overhead, are stated at the lower of standard cost (which approximates the first in, first out method) or market. Inventories consist of the following at December 28, 2007 and March 31, 2007.

	December 28, 2007	March 31, 2007
Raw material	$2,896,000	$3,348,000
Work-in-process	896,000	1,503,000
Finished products	818,000	512,000
Total inventories	4,610,000	5,363,000
Less reserve	(933,000)	(924,000)
Inventories, net	$3,677,000	$4,439,000

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

Intangible assets that have definite lives consist of the following (dollars in thousands):

		December 28, 2007			March 31, 2007
	Weighted Average Lives	Carrying Value	Accumulated Amortization	Intangibles Net	Carrying Value	Accumulated Amortization	Intangibles Net
Non-Compete agreements (1)	3	$130	$108	$22	$130	$82	$48
Customer list-API	5	285	285	—	285	285	—
Customer list-Pico	15	190	33	157	190	24	166
Trademarks	15	2,270	365	1,905	2,270	286	1,984
Customer relationships	5	1,380	381	999	1,380	174	1,206
Patents	6	121	69	52	107	62	45
Patents pending	-	447	-	447	310	-	310
Technology	10	10,950	3,211	7,739	10,950	2,069	8,881
Total Intangibles	11.4	$15,773	$4,452	$11,321	$15,622	$2,982	$12,640

(1)	The value of this Intangible asset was re-classed to current assets to recognize the May 2, 2008 expiration date.

Amortization expense of Intangible Assets and Patents for the nine months ended December 28, 2007 and December 29, 2006 was approximately $1,471,000 and $1,146,000, respectively.

During the quarter ended June 29, 2007, the Company reassessed the amortization lives and amortization methods related to its intangible assets. As a result, the Company has revised its future fiscal year amortization expense on its intangible assets.

Assuming no impairment to the intangible value, the revised future fiscal year amortization expense for intangible assets and patents are as follows:

Intangible Assets		Patents
2008 (3 months)	$489,000	2008 (3 months)	$2,000
2009	2,090,000	2009	7,000
2010	2,035,000	2010	6,000
2011	1,584,000	2011	6,000
2012	1,305,000	2012	6,000
2013 & after	3,319,000	2013 & after	25,000
Total	$10,822,000	Total	$52,000

Patent pending costs of $447,000 will be amortized beginning the month the patents are granted.

Note 6. Debt

Total outstanding debt of the Company as of December 28, 2007 and March 31, 2007 consisted of the following (dollars in thousands):

	As of
	December 28, 2007	March 31, 2007
Bank Term Loan – Fifth Third Bank	$2,032	$1,867
Line of credit – Fifth Third Bank	0	741
MEDC – loan 1	1,025	922
MEDC – loan 2	1,286	600
Convertible Debt - 1st Tranche	0	1,525
Discount on Convertible Debt - 1st Tranche	0	(86)
Convertible Debt - 2nd Tranche	0	4,000
Discount on Convertible Debt - 2nd Tranche	0	(1,278)
Debt to Related Parties	1,851	2,401
Total	$6,194	$10,692

Line of Credit and Short Term Debt

On March 6, 2007, the Company and Fifth Third Bank entered into a Revolving Line of Credit (the Loan Agreement) providing for borrowings of up to a maximum of $2.0 million. The availability under the facility will be determined by the calculation of a borrowing base that includes a percentage of eligible accounts receivable and inventory.

On November 13, 2007, the Company and Fifth Third Bank signed an amendment to the Loan Agreement increasing the principal amount available to $3.0 million.

The Loan Agreement contains customary representations, warranties and financial covenants. The interest rate is variable and is adjusted quarterly. The maximum interest rate will equal the prime rate. Prime rate at December 28, 2007 was 7.25%. The new loan maturity date is now July 1, 2008.

The Loan Agreement is guaranteed by each of API’s wholly-owned subsidiaries and the loan is secured by a Security Agreement among API, its Subsidiaries and Fifth Third, pursuant to which API and its subsidiaries granted to Fifth Third a first-priority security interest in certain described assets. During the quarter ending December 28, 2007, API had no additional draws under the current Loan Agreement. The outstanding balance as of December 28, 2007 is zero. In October, 2007, the Company paid down the $900,000 balance on the Revolving Line of Credit that existed on September 28, 2007.

Debt and Notes Payable

The Michigan Economic Development Corporation (MEDC) entered into two loan agreements with Picometrix LLC, one in fiscal 2004 (MEDC-loan 1) and one in fiscal 2005 (MEDC-loan 2). Both loans are unsecured. The remaining balance against each loan can be drawn against as the Company meets certain THz product development milestones.

MEDC-loan 1 is for an amount up to $1,025,000 with an interest rate of 7% and is fully amortized by the end of an eight year period (ending on September 15, 2012). Interest accrued, but unpaid in the first four years of this agreement will be added to the then outstanding principal of this Note. In October 2008, interest will begin to accrue on the restated principal amount. Commencing in October 2008, the Company will pay MEDC the restated principal and accrued interest on any unpaid balance over the remaining four years. In September 2004, the Company borrowed $750,000 against the Note. In the fourth quarter of FY 2007, the Company borrowed an additional $172,000. In the first quarter of FY 2008, the Company borrowed the final $103,000 against this initial MEDC loan.

MEDC-loan 2 is for an amount up to $1.2 million with an interest rate of 7% and is fully amortized by the end of a six year period (ending on September 15, 2011). Interest accrued, but unpaid in the first two years of this agreement will be added to the then outstanding principal of this Note. During the third year of this agreement, the Company will pay interest on the restated principal of the Note. Commencing in October 2008, the Company will pay MEDC the restated principal and accrued interest on any unpaid balance over the remaining three years. In September 2005 the Company borrowed $600,000 against the $1.2 million. In May, 2007, the Company borrowed an additional $168,000. On September 15, 2007, principal was restated to include $87,000 of accrued interest. During the 3rd quarter of FY 2008, the Company borrowed final $431,000 against MEDC-loan 2.

In March, 2007, API, as Lessee, entered into a Master Equipment Lease Agreement with Fifth Third Leasing Company, as Lessor, to finance the purchase of new manufacturing equipment up to an aggregate of $2,300,000 (Lease). API purchased equipment under the Lease until June 30, 2007. The Lease is amortized over 60-months from its start date of June 30, 2007. The interest rate for the Lease is variable and is based on the prime rate plus 0.125%. The interest rate at December 28, 2007 was 7.375%. API’s obligations under the Lease are secured by a first priority security interest in the purchased equipment and are guaranteed by API’s subsidiaries.

The Lease contains standard contract provisions regarding the Lessee's obligations to make payment, to maintain the equipment and to keep it insured and events constituting a default under the Lease. The Lease further provides that if no event of default exists at the end of the Lease term, the Company has the option to purchase the Equipment for $1.00. This lease has been accounted for as a capital lease in accordance with SFAS No. 13. The balance on this loan at December 28, 2007 was $2,032,000, which reflects a principal pay-down of $115,000 made during the quarter.

Convertible Promissory Notes Payable

In October 2007, the Company retired the outstanding convertible notes of $5,525,000. The convertible note holders converted a total of $3,150,000 into 1,601,323 shares of the Company’s common stock and the Company retired the balance of $2,375,000, plus interest, in cash. On October 2, 2007, Smithfield converted the balance of the outstanding Convertible Note (1st tranche) of $1,275,000 into 677,542 shares of the Company’s common stock at $1.8818 per share On October 12, 2007, Smithfield converted $1,875,000 of the outstanding Convertible Note of $3,750,000 (2nd tranche) into 923,781 shares of the Company’s common stock at $2.0297 per share. On October 15, 2007, the Company retired the balance of the outstanding Convertible Notes totaling $2,375,000; $1,875,000 to Smithfield Fiduciary LLC and $500,000 to Iroquois Capital LP.

During the quarter, warrant holder Bluegrass LTD, exercised their right to purchase 86,817 shares of the Company’s common stock at $1.7444 per share for $ 151,444. In October, 2007, this holder of warrants exercised their right to purchase 50,000 shares of the Company’s common stock for $87,220 at $1.7444 per share. On November 8, 2007, this same holder of warrants exercised their right to purchase their final 36,817 shares of the Company’s common stock for $64,224 at $1.7444 per share.

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

As a result of the common stock private placement, completed on September 14, 2007(see note 8), the anti-dilution clause of the Convertible Notes was triggered; increasing the number of shares issuable, if converted, by 104,047 and decreasing the weighted average conversion price to $1.99 from $2.06. In addition the number of warrants increased by 29,500 and the exercise price of the warrants decreased to $1.7444 from $1.78. The Company recorded the intrinsic value attributable to the additional shares and warrants issued of $308,000 as additional debt discount. In accordance with EITF 00-27, the $308,000 was amortized to interest expense over the remaining life of the convertible notes, $134,000 of which was during the quarter ended September 28, 2007, and the remaining $174,000 was amortized in the third quarter ending December 28, 2007.

The Company recorded non-cash interest expense amortization in the amount of $299,000, including the $174,000 mentioned above, during the three-month period ended December 28, 2007 in connection with the Convertible Notes discount compared to the comparable prior year quarter of $407,000. For the nine month periods ended December 28, 2007 and December 29, 2006, the Company recorded non-cash interest expense in the amount of $1,672,000 and $1,048,000, respectively, in connection with the Convertible Notes discount.

Related Party Debt

As a result of the acquisition of Picotronix, Inc. (dba Picometrix) in May, 2005, the stockholders of Picometrix received four-year API promissory notes in the aggregate principal amount of $2.9 million ("Debt to Related Parties"). The notes are payable in four annual installments with the first being a payment of $500,000 paid May 2006, the second being a payment of $550,000 paid May 2007, the third being a payment of $900,000 due May 2008 and the fourth being a payment of $950,500 due May 2009. The notes bear an interest rate of prime plus 1.0% and are secured by all of the intellectual property of Picometrix. The interest rate at December 28, 2007 was 8.25%. API has the option of prepaying the debt to related parties without penalty. Note holders include Robin Risser and Steve Williamson, the Company’s CFO and CTO, respectively.

Note 7. Consolidation Activities

The Company is in the process of consolidating and modernizing its wafer fabrication facilities. The Company estimates its wafer fabrication consolidation expense will be approximately $2,100,000 to complete its consolidation of this business. Projected costs consist of labor and associated expense of $1,127,000, travel and relocation costs of $169,000, accelerated depreciation expense on de-commissioned assets of $150,000 and supplies, consulting and other related costs of $654,000. To date the Company has incurred approximately $1,751,000 of such expense. The balance expected to be incurred through the 4th quarter of fiscal 2008 is projected to be approximately $349,000.

During the second quarter of FY 2008 the Company undertook a review of its Optosolutions product operations as part of its ongoing efforts to integrate acquisitions and rationalize our over all cost structure. The review resulted in plans to achieve approximately $750,000 in pre-tax annual cost savings beginning in FY 2009 including a reduction of 10% of the total workforce and the consolidation of facilities, with the closure of our Silicon Sensor facility in Dodgeville, Wisconsin. The savings will come from the consolidation of the Wisconsin assembly operations into our Camarillo, CA facility. Actual spending related to the closure of the Wisconsin facility was $534,000 in Q3 2008. The facility was closed December 31, 2007 and no additional significant expenditures are anticipated.

Note 8. Equity

Shareholders’ Equity Transactions

On September 14, 2007, The Company, completed a private placement (the “Offering”) described in the Company’s form 8-K filed on September 7, 2007. Each unit sold by the Company in the Offering consisted of four (4) shares of the Company’s Class A Common Stock, par value $0.001 per share (the “Offering Shares”) and one (1) five year warrant exercisable for one share of Common Stock at an exercise price of $1.85 (each a “Warrant”). The Company sold a total of 741,332 units (consisting of 2,965,332 Offering Shares and 741,332 Warrants), of which 33,000 units (consisting of 132,000 Offering Shares and 33,000 Warrants) were to Related Parties at the prevailing closing stock price of $1.83 per share, for an aggregate purchase price of $4,491,560. The offer and sale of the Offering Shares and Warrants were made pursuant to Rule 506 promulgated pursuant to the Securities Act and each of the investors is an “accredited investor” as defined by Rule 501 promulgated pursuant to the Securities Act. This private placement triggered the anti-dilution clause of the Convertible Notes as described in Note 6. As part of the accounting for the private placement, the Company classified the warrants in stockholders’ equity, in accordance with EITF 00-19.

During the quarter there was an increase in APIC of $3,391,000; consisting of $3,148,000 of convertible note payable converted into 1,601,323 shares of Class A common stock, the exercise of warrants representing 86,817 Class A common stock for $151,000, the exercise of stock options representing 17,600 shares of Class A common stock for $24,000 and the recognition of $68,000 of stock option expense.

Note 9. Loss Per Share

The Company’s net loss per share calculations, are in accordance with SFAS No. 128, “Earnings per Share”. Accordingly, basic loss per share is computed by dividing net loss by the weighted average number of shares outstanding for each year. The calculation of loss per share is as follows:

	Three months ended		Six months ended
BASIC AND DILUTED	December 28, 2007	December 29, 2006	December 28, 2007	December 29, 2006
Weighted Average Shares Outstanding	23,804,000	19,089,000	20,996,000	19,032,000
Net Loss	$(2,726,000)	$(964,000)	$(6,489,000)	$(3,321,000)
Basic and Diluted Loss Per Share	$(0.11)	$(0.05)	$(0.31)	$(0.17)

The dilutive effect of stock options outstanding at December 28, 2007 and December 29, 2006 was not included in the calculation of diluted loss per share for the three-month and nine-month periods because to do so would have had an anti-dilutive effect as the Company had a net loss for each of these periods. The number of shares that potentially can dilute the outstanding shares at December 28, 2007 is approximately 1.2 million.

Note 10. Subsequent Events

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

Revenues by market consisted of the following (dollars in thousands):

	Three months ended				Nine months ended
Revenues	December 28, 2007%		December 29, 2006%		December 28, 2007%		December 29, 2006%
Telecommunications	$1,521	29%	$1,766	30%	$4,368	24%	$4,271	24%
Industrial Sensing/NDT	2,014	38%	2,287	39%	7,560	42%	7,101	41%
Military/Aerospace	1,229	23%	1,162	20%	3,050	17%	4,169	24%
Medical	372	7%	578	10%	2,832	16%	1,693	10%
Homeland Security	170	3%	88	1%	170	1%	193	1%
Total Revenues	$5,306	100%	$5,881	100%	$17,980	100%	$17,427	100%

The Company's revenues for the quarter ended December 28, 2007 were $5.31 million, a decrease of $575,000, or 9.8% from revenues of $5.88 million for the quarter ended December 29, 2006. Year to date revenues are 3.2% higher than the previous nine-month period, or $553,000.

While the telecommunications market revenues for the first nine months are approximately 2% higher than the prior year, they were 14% lower in the quarter ended December 28, 2007 (Q3 2008) as compared to the quarter ended December 29, 2006 (Q3 2007). Telecommunications market revenues for Q3 2008 were $1.52 million, a decrease of $245,000 from Q3 2007 revenues of $1.77 million. This decrease was a result of delays in production shipments of new 40G design wins due to difficulties our customers have experienced with their supply chain that have caused delays in product shipments. We expect shipments for this product offering to resume in Q4 2008 resulting in modest growth for the year.

In addition our 10G APD shipments were suspended during Q2 2008 in order to redesign the products to meet a changing customer/market requirement. This requirement demands that 10G APDs now operate in high optical power mode in addition to the traditional low optical power condition. We believe that our new design meets this new requirement and will be qualified and released in Q4 2008.

Medical market revenues for Q3 2008 were $372,000, a decrease of 36% (or $206,000) from Q3 2007 revenues of $578,000. This decrease is a result of end of life product discontinuance by a customer. Any customer end of life purchases for their discontinued product is expected to be completed by the end of FY 2008. The Company expects Medical market revenue to be minimal for the Q4 2008.

Industrial Sensing/NDT market revenues decreased to $2.01 million in Q3 2008, a decrease of 12% (or $273,000) from Q3 2007 revenues of $2.29 million, due primarily to the Company’s decision to stop supplying a low value added opto-electronic contract manufacturing part and loss of revenue experienced as result of the manufacturing delays during the closure of our Wisconsin facility, offset by increases in the THz/NDT revenue. We expect double digit growth for this portion of the market for the balance of the fiscal year.

Military/Aerospace market revenues were $1.23 million, an increase of 6% (or $67,000) from the comparable prior period revenues of $1.16 million. This increase is attributable to an increase in orders in Q3 2008, which were delayed from the 1st half of the fiscal year. Overall, the Company expects modest growth in Q4 2008, but military revenues will be down for the year.

The Company had Homeland Security revenues in Q3 2008 of $170,000 compared to Q3 2007 revenues of $88,000. The Company expects revenue in Homeland Security to increase substantially in the Q4 2008.

Revenues for the nine months ended December 28, 2007 are $17.98 million, an increase of $553,000, or 3%, over the comparable revenues of $17.43 million for the nine months ended December 29, 2006. The Company had growth in the Telecommunications, Medical and Industrial Sensing/NDT markets, primarily offset by a reduction in the Military market.

Telecommunications market revenues were $4.37 million, an increase of 2% (or $97,000) over FY 2007 nine-month revenues of $4.27 million, primarily driven by increased shipments of 40 G products, despite new product introduction delays by customers and product redesign of a 10G product experienced during Q3 2008. As a result we expect modest growth for the year.

Medical market revenues were $2.83 million, an increase of 67% (or $1.14 million) over the comparable prior year period revenues of $1.69 million. This growth is a result of accelerated end of life purchases by a customer and is expected to be completed by the end of FY 2008. This is a substantial growth for the first nine months; however with minimal Q4, medical revenue projected, for fiscal year 2008 should still be higher compared to fiscal year 2007.

Industrial Sensing/NDT market revenues increased to $7.56 million, an increase of 7% (or $459,000) YTD from the prior year revenues of $7.10 million, due primarily to the increase in sales to the NDT portion of the market and we expect growth for the balance of the year.

Military/Aerospace market revenues were $3.05 million, a decrease of 27% (or $1.12 million) from the comparable prior year revenues of $4.17 million, which primarily resulted from delays in receiving military orders. Overall, the Company expects military sales to be flat in Q4 2008 and to be down for the year.

The Company had Homeland Security revenues of $170,000 in FY 2008 compared to FY 2007 nine month revenues of $193,000. The Company expects revenue in Homeland Security to grow in Q4 and be up year over year.

Given the delays in military orders, customer 40G new product introduction difficulties and redesign of 10G products for the telecommunication market, the Company now expects year over year revenue growth to be flat to 4% versus the earlier projection of 15% to 25%.

Gross Profit

Gross Profit for Q3 2008 was $1.87 million compared to Q3 2007 of $2.88 million, or a decrease of $1.0 million on lower revenue volume of $575,000. Gross profit margins dropped to 35% for Q3 2008 as compared to 49% of sales for the comparable prior year. The reduction in gross profit percentage of 14% was due primarily to the product mix of lower margin products shipped into the industrial and military market, lower telecommunication volume, and higher scrap expenses associated with the redesign of our 10G APD and 40G PIN products for the telecommunication market, combined with planned production capacity expansion in anticipation of production volume ramping for the telecommunication products.

Year to date Gross Profit was $7.09 million (or 39% of revenue), compared to the first nine months of the prior year of $8.24 million (or 47% of revenue), a reduction of 8%, due primarily to the product mix of lower margin products shipped into the industrial and military market and higher scrap expenses associated with the redesign of our 10G APD and 40G PIN products in the telecommunication market, combined with planned production capacity expansion in anticipation of production volume ramping for the telecommunication products.

 Operating Expenses

Total operating expenses increased $964,000 to $4.15 million during Q3 2008 as compared to $3.19 million for Q3 2007. The increase was primarily due to increases in wafer fabrication consolidation expenses of $247,000, Dodgeville consolidation expenses of $534,000, additional amortization of intangible assets of $108,000, and a net increase in other operating expenses of $75,000.

Total operating expenses for the nine months ended December 28, 2007 were $11.21 million compared to $9.79 million for same prior year period. The increase of $1.4 million was primarily due to increases in wafer fabrication consolidation expenses of $738,000, Dodgeville consolidation expenses of $534,000, additional amortization of intangible assets of $225,000, offset by a net decrease in other operating expenses of $79,000.

Research, development and engineering (RD&E) expenses increased $30,000 to $1.03 million during Q3 2008 compared to $1.00 million in Q3 2007.

Research, development and engineering (RD&E) expenses decreased by $47,000 (or 2%) to $2.94 million during nine months ended December 28, 2007 compared to $2.99 million for the nine months ended December 29, 2006. The decrease in RD&E expenses is the result of reduced spending in the first nine months of FY 2008; however the Company expects that future RD&E expenses will be at least the same level or greater during the current fiscal year, continuing its investment in high growth opportunities.

Sales and marketing expenses decreased by $62,000 (or 12%) to $462,000 (9% of sales) in Q3 2008, as compared to $524,000 (9% of sales) for Q3 2007. The decrease was primarily attributable to a timing difference and the Company expects sales and marketing expense to increase as volume increases in the future.

Sales and marketing expenses increased by $159,000 (or 11%) to $1.67 million (9% of sales) for the nine months ended December 28, 2007, as compared to $1.51 million (9% of sales) for the nine months ended December 29, 2006. The increase was primarily attributable to the increased field sales activity in the Company’s high growth opportunities.

The Company has and will continue to expand its sales and marketing for the growing telecom market and Terahertz product platforms for industrial/NDT and homeland security markets. As a result, further increases in compensation, travel and related expenses during the balance of fiscal year 2008 for these purposes are anticipated.

Total general and administrative expenses (G&A) increased by $107,000 (or 10%) to approximately $1.21 million (23% of sales) in Q3 2008 as compared to $1.10 million (19% of sales) in Q3 2007. This increase was primarily the result of higher spending for accounting services including consulting for SOX compliance, and general increases in labor.

Total general and administrative expenses (G&A) decreased by $291,000 (or 8%) to approximately $3.56 million (20% of sales) for nine months ended December 28, 2007 as compared to $3.85 million (22% of sales) for the nine months ended December 29, 2006. This decrease was primarily the result of the lower total compensation of $169,000, primarily due to lower stock compensation expense, lower deprecation expense of $140,000, and other costs of $97,000, offset by higher legal costs of $115,000.

The Company expects G&A expenses to increase moderately except for expenses relating to Section 404 of the Sarbanes-Oxley Act. The Company is required to be compliant with Section 404 by the end of this fiscal year. External costs required to be in compliance will materially increase over the next two years.

Amortization expense increased $108,000 to $491,000 in Q3 2008 versus $383,000 in Q3 2007 due to the Company’s Q1 2008 reassessment of its amortization lives and amortization methods on its intangible assets, offset by the elimination of amortization expense related to the PDI acquisition. Year to date amortization expense increased $325,000 to $1,471,000 for the nine months ended December 28, 2007 compared to $1,146,000 for the nine months ended December 29, 2006.

Other operating expenses incurred were related to the previously announced Wafer Fabrication consolidation to the Company’s Ann Arbor facility, which amounted to $421,000 in Q3 2008, compared to $174,000 in Q3 2007. The Company estimates wafer fabrication consolidation expense will total approximately $2.1 million over the consolidation period (FY 07 & FY 08) and has incurred $1,032,000 for the nine months ended December 28, 2007 and approximately $1,751,000 over the last two fiscal years. The balance expected to be incurred through the reminder of the fiscal year is approximately $349,000. The Company anticipates future benefits as a result of the wafer fabrication consolidation, including cost savings through increased efficiencies, reduced scrap, improved process capability, and higher yields. In addition, the Company believes that the consolidation will provide new capabilities for product development, leading to growth opportunities through new product introductions.

During the second quarter of FY 2008 the Company undertook a review of its Optosolutions product operations as part of its ongoing efforts to integrate acquisitions and rationalize our over all cost structure. The review resulted in plans to achieve approximately $750,000 in pre-tax annual cost savings beginning in FY 2009 including a reduction of 10% of the total workforce and the consolidation of facilities, with the closure of our Silicon Sensor facility in Dodgeville, Wisconsin. The savings will come from the consolidation of the Wisconsin assembly operations into our Camarillo, CA facility. Actual spending related to the closure of the Wisconsin facility was $534,000 in Q3 2008. The facility was closed December 31, 2007 and no additional significant expenditures are anticipated.

Financing and Other Income (Expense), net

Interest income in Q3 2008 totaled approximately $35,000, a decrease of $13,000 from Q3 2007 interest income of $48,000, due primarily to lower cash balances available.

Interest income for the nine months ended December 28, 2007 totaled approximately $82,000, a decrease of $83,000 from the nine months ended December 29, 2006 amount of $165,000, due to lower cash balances available for short-term investments.

Interest expense for the Q3 2008 was $443,000 compared to $699,000 in Q3 2007, a decrease of $256,000, primarily attributable to a $226,000 decrease in the interest expense and amortization of the discount related to the convertible notes. Total non-cash interest expense, primarily related to the convertible notes, was $299,000 in Q3 2008 compared to $407,000 in Q3 2007, a decrease of $108,000. The Company anticipates interest expense for the 4th Quarter of FY 2008 to decrease to approximately $120,000.

Interest expense for the nine months ended December 28, 2007 was $2.43 million compared to $1.93 million for the nine months ended December 29, 2006, an increase of $498,000, primarily attributable to a $624,000 increase in the amortization of the discount related to the convertible notes, partially offset by reduced interest expense of $110,000 on the convertible notes. Total non-cash interest expense was $1.67 million year to date compared to $1.05 million in 2007, an increase of $624,000.

Net loss for Q3 2008 was $2.73 million, as compared to a net loss of $964,000 in Q3 2007, an increased loss of $1.76 million.

Net loss for the nine months ended December 28, 2007 was $6.49 million, as compared to a net loss of $3.32 million for the comparable prior year period, an increased loss of $3.17 million. This increased loss is primarily attributable to increased wafer fabrication consolidation expenses of $738,000, closing of the Company’s Wisconsin facility of $534,000, increased intangible amortization expenses of $325,000, a decrease of gross margin of $1.15 million, and an interest expense increase of $498,000, offset by a $78,000 decrease in operating expenses.

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

Liquidity and Capital Resources

At December 28, 2007, the Company had cash and cash equivalents of $2.1 million, a decrease of $1.2 million from the March 31, 2007 balance of $3.3 million. The decrease is attributable to a decrease of cash from operating activities of $1.8 million, a decrease in cash from investing activities of $1.1 million, offset by an increase in cash of $1.8 million from financing activities. The decrease of $1.9 million in cash resulting from operating activities was primarily attributable to a loss of $2.2 million from operations, including approximately $1.6 million in wafer fabrication consolidation and Dodgeville plant closure expenses, offset by a net increase in cash of approximately $400,000 due to changes in net assets and liabilities.

The Company invested $1.1 million including $151,000 in patents and $945,000 in capital expenditures. Capital expenditures included $497,000 for high speed optical receiver manufacturing equipment, $318,000 for wafer fabrication equipment and $130,000 for other capital spending for the nine months ended December 28, 2007.

The Company generated net cash from financing activities of $1.8 million including increases in cash from financing activities of $8.6 million offset by decreases in financing activities of $6.8 million. The increase of cash resulted from the private placement of Company Class A common stock of $4.3 million, the conversion of $3.1 million of convertible notes into Company common stock, $227,000 from the exercise of warrants and stock options for Company common stock, and the net increase in term loans of $954,000, offset by the retirement of convertible notes of $5.5 million, reductions in the bank line of credit of $741,000, and the reduction in related parties notes payable of $550,000.

The Company maintains a revolving line of credit with a regional bank that provides for borrowings up to $3.0 million, based on 80% of the Company’s eligible accounts receivable and 40% of the Company’s eligible inventory, subject to certain limitations as defined by the agreement. At December 28, 2007, the outstanding balance on the line was zero. All business assets of the Company secure the line other than the intellectual property of the Company’s Picometrix subsidiary. The Loan Agreement contains customary representations, warranties and financial covenants. The interest rate is variable between prime rate and prime less 0.25% based on the bank Index Rate determined by the Debt Service Coverage Ratio, as defined in the loan agreement. This interest is reviewed and adjusted quarterly. The maximum interest rate will equal the prime rate. Interest is payable monthly, with principal due at maturity date on July 1, 2008. The prime interest rate was 7.25% at December 28, 2007.

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

Summary of Contractual Obligations and Commitments   A summary of the Company’s future fiscal year contractual payments related to debt, lease obligations, and non-cancelable open purchase orders is as follows as of December 28, 2007:

	Operating Leases	Non-Cancelable Purchase Orders	Total
2008 (3 months)	$274,000	$1,669,000	$1,943,000
2009	1,047,000	766,000	1,813,000
2010	704,000	—	704,000
2011	176,000	—	176,000
2012	—	—	—
2013 and thereafter	—	—	—
Total	$2,201,000	$2,435,000	$4,636,000

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At December 28, 2007, most of the Company’s interest rate exposure is linked to the prime rate, subject to certain limitations, offset by cash investment index to the LIBOR rate. As such, the Company is at risk to the extent of changes in the prime rate and does not believe that moderate changes in the prime rate will materially affect its operating results or financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures - Our Chief Executive Officer and Chief Financial Officers (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 28, 2007 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

The information regarding litigation proceedings described in our Annual Report on Form 10-K for the year ended March 31, 2007 and in our subsequent Quarterly Reports on Form 10-Q is incorporated herein by reference. It is management’s opinion that during this quarter ended December 28, 2007 there has been no material developments regarding any of the litigation proceedings previously reported on our most recent Quarterly Report on Form 10-Q filed on November 13, 2007.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 10-Q

The following documents are filed as Exhibits to this report:

Exhibit No.
10.1	Advanced Photonix Inc. Executive Incentive Compensation Plan

10.2	Amendment Number 1 to Employment Agreement dated May 2, 2005 by and between Advanced Photonix, Inc. and Robin Risser

10.3	Amendment Number 1 to Employment Agreement May 2, 2005 by and between Advanced Photonix, Inc. and Steven Williamson.

31.1	Certificate of the Registrant’s Chairman, Chief Executive Officer, and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Registrant’s Chief Financial Officer, and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Photonix, Inc.
(Registrant)

February 11, 2008

/s/ Richard Kurtz
Richard Kurtz
Chairman, Chief Executive Officer
And Director

/s/ Robin Risser
Robin Risser
Chief Financial Officer
And Director