Form 10-Q/A
period 2007-12-28
ADVANCED PHOTONIX INC
filed 2008-06-17
CIK 869986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Small Company Reporting filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of February 7, 2008, there were 23,977,678 of Class A Common Stock, $.001 par value, and 31,691 shares of Class B Common Stock, $.001 par value outstanding.

TABLE OF CONTENTS

Explanatory Statement		3
PART II		3
Item 5.	Other Information	3
Item 6.	Exhibits and Reports on Form 10-Q/A	3
SIGNATURES		4

Explanatory Statement

This Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarter ended December 28, 2007 filed by Advanced Photonix, Inc. (the “Company”) with the Securities and Exchange Commission on February 11, 2008 (the “Original Filing”) is solely being filed to include an additional description of an amendment to a material agreement and to file the corresponding exhibit. This Form 10-Q/A does not modify or update any other disclosures set forth in the Original Filing.

PART II

Item 5. Other Information

As described above, under Note 6 of Item 1, Part I under the heading “Line of Credit and Short Term Debt”, on November 13, 2007, the Company and Fifth Third Bank entered into an amendment to the certain Loan Agreement between the Company and Fifth Third Bank dated March 6, 2007, which created a Revolving Line of Credit, increasing the principal amount available from $2.0 million to $3.0 million and extending the maturity date from March 6, 2008 to July 1, 2008. The Loan Agreement contains customary representations, warranties and financial covenants. The interest rate is variable and is adjusted quarterly. The maximum interest rate will equal the prime rate. Prime rate at December 28, 2007 was 7.25%.

PART II

Item 6. Exhibits and Reports on Form 10-Q/A

The following documents are filed as Exhibits herein:

Exhibit No.

10.4	First Amendment dated November 13, 2007 between Advanced Photonix, Inc. and Fifth Third Bank to that certain Business Loan Agreement dated as of March 6, 2007.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Photonix, Inc.
(Registrant)

June 17, 2008

/s/ Richard Kurtz
Richard Kurtz
Chairman, Chief Executive Officer
And Director

/s/ Robin Risser
Robin Risser
Chief Financial Officer
And Director