Form 10-K
period 2008-03-31
ADVANCED PHOTONIX INC
filed 2008-06-30
CIK 869986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
_______________

FORM 10-K

ANNUAL REPORT
PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITITES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934
For the fiscal year ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non–affiliates of the registrant as of September 28, 2007 was approximately $40.3 million.

Number of shares outstanding of the registrant's Common Stock as of June 26, 2008: 23,977,978 shares of Class A Common Stock and 31,691 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2008 Annual Meeting of Stockholders of registrant have been incorporated by reference into Part III of this Form 10-K.

ADVANCED PHOTONIX, INC.
FISCAL YEAR ENDED MARCH 31, 2008

Ex-18.1	Preferability Letter – BDO Seidman, LLP
Ex-23.1	Consent of BDO Seidman, LLP
Ex-23.2	Consent of Farber Hass Hurley LLP
Ex-31.1	Section 302 Certification of CEO
Ex-31.2	Section 302 Certification of CFO
Ex-32.1	Section 906 Certification of CEO
Ex-32.2	Section 906 Certification of CFO

PART I
Item 1. BUSINESS

General

Advanced Photonix, Inc. ® (the Company, we or API), was incorporated under the laws of the State of Delaware in June 1988. The Company is engaged in the development and manufacture of optoelectronic devices and value-added sub-systems and systems. The Company serves a variety of global Original Equipment Manufacturers (OEMs), in a variety of industries. The Company supports the customer from the initial concept and design phase of the product, through testing to full-scale production. The Company has two manufacturing facilities located in Camarillo, California and Ann Arbor, Michigan.

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

Core Products

The core product technologies used in the majority of our products are opto-electronic semiconductor devices, including photodiodes and antennae made of Si or III-V compound semiconductor material. Photodiodes and antennae sense light of varying wavelengths and intensity and convert that light and/or Terahertz wave into electrical signals. We manufacture photodiodes of varying complexity, from basic PIN photodiode to the more sophisticated APD and antennae that transmit and receive Terahertz signals (Transceiver). The APD is a specialized photodiode capable of detecting very low light levels due to an internal gain phenomenon known as avalanching. All devices are designed by our experienced engineering staff, and fabricated in state-of-the-art clean rooms. Our products include the following:

•	High Speed Optical Receivers (10Gb/s & 40Gb/s) which are packaged InP, InAlAs, or GaAs PIN and/or APD photodiodes with amplifiers
•	Packaged PIN and APD photodiodes in S~~i~~ and III-V materials (InP, InAlAs, GaAs)
•	Packaged Si APD components, with and without thermo-electric coolers
•	Packaged Si LAAPD components
•	Packaged Si photodiodes with patented FILTRODE® technology integrating optical filters directly on photodiode chips
•	Terahertz Systems & subsystems utilizing III-V materials for Terahertz transmitters &/or receivers

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

We have had significant Terahertz technology and product development since 1997, resulting in over 20 patents or patents pending to date. In 2001, we sold the first commercial THz product, the T-Ray™ 2000 as a laboratory bench top instrument for application development with spectroscopy and imaging capabilities targeted at the research and development and off-line diagnostic markets. In 2004, we sold the first T-Ray Manufacturing Inspection System (QA1000) for on-line, real-time inspection to NASA for the space shuttle fuel tank inspection in the Return to Flight Program. In March 2008, the Company shipped its next generation THz imaging and spectroscopy system (T-Ray™ 4000). The T-Ray 4000 is significantly smaller, lighter, and more powerful than previous THz generations and incorporates significant technological advancements. The system is 55 pounds and is the size of a briefcase, which is a significant reduction from the 800 pound refrigerator size QA 1000. This system is targeted at the research and industrial NDT quality control market. The T-Ray™ 4000 product will also serve as a platform for future homeland security and defense applications.

Markets

Our products serve customers in a variety of global markets, typically North America, Asia, Europe and Australia. The target markets and applications served by us are as follows:

Military: • Space • Defense
Industrial/NDT: • Manufacturing • Instrumentation • Display

Medical:
• Diagnostic & Monitoring
• Ophthalmic Equipment
• Medical Imaging

Telecommunications:
• Telecom Equipment
• Test and Measurement
• Wireless Communications Equipment

Homeland Security:
• Baggage/Cargo Scanning
• Passenger Screening

Recent Developments

The Company began consolidating semiconductor fabrication into its Ann Arbor, Michigan facility in June 2006. Approximately $2.0 million has been spent to date for operating expenses and $1.9 million for capital expenditures for this consolidation. The Company anticipates spending approximately $400,000 in additional operating expense in FY 2009 to complete the closure and transfer of wafer fabrication operations from Camarillo, California to Ann Arbor, Michigan. As a result, the Company estimates, the total consolidation operating expenses will be $2.4 million upon completion of the project.

During the second quarter of FY 2008 the Company undertook a review of its Optosolutions product operations as part of its ongoing efforts to integrate acquisitions and rationalize our over all cost structure. The review resulted in plans to achieve approximately $750,000 in pre-tax annual cost savings beginning in FY 2009 including a reduction of 10% of the total workforce and the consolidation of facilities, with the closure of our Silicon Sensor facility in Dodgeville, Wisconsin. The savings will come from the consolidation of the Wisconsin assembly operations into our Camarillo, CA facility. Actual spending related to the closure of the Wisconsin facility was $534,000 in Q3 2008. The WI facility was closed December 31, 2007, all expenses for the closure were incurred and paid in FY 2008 and no additional exit costs are anticipated.

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

Research and Development

Since its inception in June 1988, the Company has incurred material research and development (R&D) expenses, with the intent of commercializing these investments into profitable new standard and custom product offerings. During the fiscal years ended in 2008 and 2007, research and development expenses amounted to $4.2 million and $4.0 million, respectively. The increase in R&D costs is primarily the result of R&D initiatives. The Company expects that an increase in research and development funding will be required for new projects/products as well as the continuing development of new derivatives of the Company’s current product line. The Company has in the past, and will continue to pursue customer funded, as well as internally funded, research and development projects when they are in support of the Company’s development objectives.

As we begin the new 2009 fiscal year, the following research and development projects are currently underway:

•	The next generation photodiodes and high-speed optical receivers for both the 10G and 40G telecommunications market,
o	40G Long haul market
o	100G Metro market
o	Cost Reduction through vertical integration of strategic 40G and 100G components

•	THz–
o	Application development of the T-Ray™ 4000 product platform for industrial QC including pharmaceutical, aerospace and consumer markets
o	T-Ray™ 4000 product platform research and development for homeland security/military markets
o	T-Ray™ 4000 cost reduction initiatives for high volume industrial QC markets

•	Si APD performance enhancements – designed specifically for certain military and medical imaging applications, and

•	Si PIN photodiodes developments to meet unique customer requirements, such as higher speeds, lower electrical noise, and unique multi-element geometries.

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

Proprietary Technology

The Company utilizes proprietary design rules and processing steps in the development and fabrication of its PIN and APD photodiodes, THz transmitters and receivers, fiber-coupled THz subsystems/systems, and THz applications. The Company has a significant number of patents pending and owns the following patents:

Patent #	Title	Issue Date
142,195	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE	Apr-05
660,471	HIGHLY-DOPED P-TYPE CONTRACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE	Apr-06
765,715	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE	Jan-04
766,174	ENHANCED PHOTODETECTOR	Oct-07
809,655	METHOD AND APPARATUS TO MONITOR PHASE CHANGES IN MATTER WITH TERAHERTZ RADIATION	Feb-08
934,665	TRADEMARK APPLICATION FOR T-RAY	Aug-07
1,116,280	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE	Oct-07
1,230,578	COMPACT FIBER PIGTAIL TERAHERTZ IMAGING SYSTEM	Aug-06
2,345,153	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE	Mar-04
4,717,946	THIN LINE JUNCTION PHOTODIODE	Jan-88 (by predecessor co.)
4,782,382	HIGH QUANTUM EFFICIENCY PHOTODIODE DEVICES	Nov-88 (by predecessor co.)
5,021,854	SILICON AVALANCHE PHOTODIODE ARRAY	Jun-91
5,057,892	LIGHT RESPONSIVE AVALANCHE DIODE	Oct-91
5,146,296	DEVICES FOR DETECTING AND/OR IMAGING SINGLE PHOTOELECTRON	Sep-92
5,311,044	AVALANCHE PHOTOMULTIPLIER TUBE	May-94
5,477,075	SOLID STATE PHOTODETECTOR WITH LIGHT RESPONSIVE REAR FACE	Dec-95
5,757,057	LARGE AREA AVALANCHE ARRAY	May-98
5,801,430	SOLID STATE PHOTODETECTOR WITH LIGHT RESPONSIVE REAR FACE	Sep-98
6,005,276	SOLID STATE PHOTODETECTOR WITH LIGHT RESPONSIVE REAR FACE	Dec-99
6,029,988	COMPACT FIBER PIGTAILED TERAHERTZ IMAGING SYSTEM	Aug-06
6,111,299	ACTIVE LARGE AREA AVLANCHE PHOTODIODE ARRAY	Aug-00
6,262,465	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE	Jul-01
6,320,191	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GENERATION AND DETECTION SYSTEM	Nov-01
6,816,647	COMPACT FIBER PIGTAILED TERAHERTZ IMAGING SYSTEM	Nov-04
6,849,852	SYSTEM AND METHOD FOR MONITORING CHANGES IN STATE OF MATTER WITH TERAHERTZ RADIATION	Feb-05
6,936,821	AMPLIFIED PHOTOCONDUCTIVE GATE	Aug-05
7,039,275	FOCUSING FIBER OPTIC	May-06
7,078,741	HIGH-SPEED ENHANCED RESPONSIVITY PHOTO DETECTOR	Jul-06
7,263,266	PRECISION FIBER ATTACHMENT	Aug-07
7,348,607	PLANAR AVALANCHE PHOTODIODE	Mar-08
7,348,608	PLANAR AVALANCHE PHOTODIODE	Mar-08

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

Employees

As of June 23, 2008 the Company had 140 full time employees (including 3 officers). Included are 34 engineering and development personnel, 11 sales and marketing personnel, 77 operations personnel, and 18 general and administrative personnel (including 3 officers). The Company may, from time to time, engage personnel to perform consulting services and to perform research and development under third party funding. In certain cases, the cost of such personnel may be included in the direct cost of the contract rather than in payroll expense. None of our employees are covered by a collective bargaining agreement. We believe our relations with our employees are good.

Item 1A. RISK FACTORS

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

The principal raw materials we use in the manufacture of our semiconductor components and sensor assemblies are silicon and III-IV wafers, chemicals and gases used in processing wafers, gold wire, lead frames, specialized semiconductor amplifiers, and a variety of packages and substrates, including metal, printed circuit board, flex circuits, ceramic and plastic packages. All of these raw materials can be obtained from several suppliers. From time to time, particularly during periods of increased industry-wide demand, silicon wafers, specialized semiconductor amplifiers and other materials have been in short supply. Any significant interruption in the supply of these raw materials could have a material adverse effect on the Company.

Customer acceptance of our products is dependent on our ability to meet changing requirements.

Customer acceptance of our products is significantly dependent on our ability to offer products that meet the changing requirements of our customers, including telecommunication, military, medical and industrial corporations, as well as government agencies. Any decrease in the level of customer acceptance of our products could have a material adverse effect on the Company.

We are subject to market risk through our sales to overseas markets.

A growing amount of our sales are being derived from overseas markets. These international sales are primarily focused in Asia, Europe and the Middle East. These operations are subject to risks that are inherent in operating in foreign countries, including the following:

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

In addition, the Company utilizes third-party distributors (Distributors) to act as our representative for the geographic region that they have been assigned. Sales through distributors represent approximately 5% of total revenue. Significant terms and conditions of distributor agreements include FOB source, net 30 days payment terms, with no return or exchange rights, and no price protection. Since the product transfers title to the distributor at the time of shipment by the Company, the products are not considered inventory on consignment. Our success is dependent on these Distributors finding new customers and receiving new orders from existing customers.

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

Our sales are made primarily pursuant to standard purchase orders for delivery of products. However, by industry practice, orders may be canceled or modified at any time. When a customer cancels an order, they are responsible for all finished goods, all costs, direct and indirect, incurred by us, as well as a reasonable allowance for anticipated profits. No assurance can be given that we will receive these amounts after cancellation. The current backlog contains only those orders for which we have received a confirmed purchase order and also includes contracts which have scheduled shipping dates beyond the upcoming fiscal year. As such, the current backlog represents only a portion of expected annual revenues for fiscal year 2009.

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

In fiscal year 2008, approximately 19% of our sales were related to products purchased by military contractors. Our business depends upon continued federal government expenditures on defense, intelligence, aerospace and other programs that we support. In fiscal year 2008, our sales to military contractors declined 14%. In addition, foreign military sales are affected by U.S. government regulations, regulations by the purchasing foreign government and political uncertainties in the U.S. and abroad. There can be no assurance that the U.S. defense and military budget will continue to grow or that sales of defense related items to foreign governments will continue at present levels. In addition, the terms of defense contracts with the U.S. government generally permit the government to terminate such contracts, with or without cause, at any time. Any unexpected termination of a significant U.S. government contract with a military contractor that we sell our products to could have a material adverse effect on the Company.

Our industry is highly competitive and fragmented.

We compete with a range of companies for the custom optoelectronic requirements of customers in our target markets. We believe that our principal competitors for sales of our products are small to medium size companies. Because we specialize in custom high performance devices requiring a high degree of engineering expertise to meet the requirements of specific applications, we generally do not compete to any significant degree with other large United States, European or Pacific Rim high volume manufacturers of standard “off the shelf” optoelectronic components. We cannot assure you that we will be able to compete successfully in our markets against these or any future competitors.

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

We utilize proprietary design rules and processing steps in the development and fabrication of our PIN photodiodes, APD photodiodes and our THz systems and sensors. In addition, we have over 100 patents or patents pending utilized in our products. There can be no assurance that any issued patents will provide us with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent utilized by us, or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and to prevent the infringement of a patent could be substantial and could have a material adverse effect on our operating results. Furthermore, there can be no assurance that our PIN photodiodes, APD photodiodes and THz technology will not infringe on patents or rights owned by others, licenses to which might not be available to us. Based on limited patent searches, contacts with others knowledgeable in the field of PIN photodiodes, APD photodiodes and our THz technology, and a review of the published materials, we believe that our competitors hold no patents, licenses or other rights to the PIN photodiodes, APD photodiodes and our THz technology which would preclude us from pursuing our intended operations.

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

Over the past three years, we have acquired 1 business and we continually explore opportunities to acquire related businesses, some of which could be material to us. Our ability to continue to grow may depend upon identifying and successfully acquiring attractive companies, effectively integrating these companies, achieving cost efficiencies and managing these businesses as part of our company.

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

We may sell additional shares of Class A Common Stock in the future. In addition, holders of warrants to purchase our Class A Common Stock will, most likely, exercise their warrants to purchase shares of our Class A Common Stock. We cannot predict the size of future issuances of our Class A Common Stock or the effect, if any, that future issuances and sales of shares of our Class A Common Stock will have on the market price of our Class A Common Stock. Sales of substantial amounts of our Class A Common Stock, including shares issued in connection with the exercise of the warrants, or the perception that such sales could occur, may adversely affect prevailing market prices for our Class A Common Stock.

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

The Company leases all of its executive offices, research, marketing and manufacturing facilities. At March 31, 2008, those leases consisted of primarily 80,300 square feet in two facilities. The facility located in Camarillo, California is leased through February 2009. The corporate office and the Picometrix LLC manufacturing facility located in Ann Arbor, Michigan are leased through June 2010 with two five year renewal options. The Company believes that its existing facilities are adequate to meet its needs for the foreseeable future.

Item 3.	LEGAL PROCEEDINGS

On October 12, 2007 API was served with a summons and complaint filed by Opto Diode Corporation in the Central District of California for patent infringement. The infringement is in reference to a product that the Company purchased from InfraTech, which was part of the PDI acquisition. The Company sold less than $30,000 of the named product since the acquisition. The Company settled on June 10, 2008 with Opto Diode Corporation without prejudice and without any financial payment and agreed to stop selling products which were in question. The Company is pursuing a claim for indemnity against InfraTech to recover legal fees and costs incurred in defending the patent claims brought by Opto Diode Corporation.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter ended March 31, 2008.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's Class A Common Stock is traded on the American Stock Exchange (AMEX) under the symbol "API".

Stock Performance Graph

The graph below provides an indicator of our cumulative total stockholder return as compared with the AMEX Composite Index and the AMEX Technology Index. The graph assumes an initial investment of $100. The graph covers a period of time beginning in March 31, 2003, through March 31, 2008, which represents the last trading day of the year.

At June 26, 2008, the Company had 105 holders of record for the Class A Common Stock (including shares held in street name), representing approximately 6,000 beneficial owners of the Class A Common Stock

The following table sets forth the high and low closing prices of the Company’s Class A Common Stock by quarter for fiscal years 2008 and 2007.

Common Stock Price

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2008	2007	2008	2007	2008	2007	2008	2007
Common Stock[1]
High	$1.99	$2.74	$2.20	$2.35	$2.84	$2.30	$1.87	$2.30
Low	1.55	1.57	1.43	1.44	1.70	1.68	1.30	1.90

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

Item 6. SELECTED FINANCIAL DATA

Advanced Photonix, Inc. is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue Recognition
Revenue is derived principally from the sales of the Company’s products. The Company recognizes revenue when the basic criteria of Staff Accounting Bulletin No. 104 are met. Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, usually in the form of a purchase order, when shipment has occurred since its terms are FOB source, or when services have been rendered, title and risk of loss have passed to the customer, the price is fixed or determinable and collection is reasonably assured in terms of both credit worthiness of the customer and there are no post shipment obligations or uncertainties with respect to customer acceptance.

The Company sells certain of its products to customers with a product warranty that provides warranty repairs at no cost. The length of the warranty term is one year from date of shipment. The Company accrues the estimated exposure to warranty claims based upon historical claim costs. The Company’s management reviews these estimates on a regular basis and adjusts the warranty provisions as actual experience differs from historical estimates or as other information becomes available.

The Company does not provide price protection or general right of return. The Company’s return policy only permits product returns for warranty and non-warranty repair or replacement and requires pre-authorization by the Company prior to the return. Credit or discounts, which have been historically insignificant, may be given at the discretion of the Company and are recorded when and if determined.

The Company predominantly sells directly to original equipment manufactures with a direct sales force. The Company sells in limited circumstances through distributors. Sales through distributors represent approximately 5% of total revenue. Significant terms and conditions of distributor agreements include FOB source, net 30 days payment terms, with no return or exchange rights, and no price protection. Since the product transfers title to the distributor at the time of shipment by the Company, the products are not considered inventory on consignment.

Impairment of Long-Lived Assets
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets that are not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of the asset with its carrying amount, as defined. If the carrying amount of the asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. The Company’s evaluation for the fiscal year ended March 31, 2008, indicated there were no impairments.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value. The Company’s evaluation for the fiscal year ended March 31, 2008, indicated there were no impairments.

Accounting for Income Taxes— Income tax provisions are provided for taxes currently payable or refundable, and for deferred income taxes arising from future tax consequences of events that were recognized in the Company’s financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets to an amount that will more likely than not be realized in accordance with SFAS No. 109 “Accounting for Income Taxes”.

As part our assessment of the need for a valuation allowance, we consider all available evidence, both positive and negative, including our recent operating results and our forecasting process. The Company forecasts taxable income through its budgeting and planning process each year. The process takes into account existing contracts, firm sales backlog, and projected sales based upon customer supplied forecasts of product purchases its design wins, Company resources needed to fulfill these customers’ requirements, and extraordinary expenses that may be part of long-term initiatives to increase shareholder value through revenue growth and efficiency improvements leading to profit improvement. The Company has substantial history, more than 10 years in most cases, with its customers and its market on which its forecasts are based.

At March 31, 2007, our net deferred tax asset before consideration of a valuation allowance mainly consisted of net operating loss carry-forwards which expire at various amounts over an approximate 20 year period. In evaluating this asset, we considered the positive evidence that the Company had realized taxable income in 2 of the past 3 years and our projections of future income. We also considered negative evidence such as the cumulative taxable losses the Company experienced over the 2005-2007 period and that the Company historically had not fully achieved its projected taxable income. As a result of this analysis, it was the Company’s judgment that a valuation allowance of $4,533,000 was necessary at March 31, 2007. Management estimated that the remaining deferred tax asset of $1,225,000 would more likely than not be realized.

For the year ended March 31, 2008, we incurred additional taxable losses that have increased our net operating loss carry-forwards. In evaluating our net deferred tax assets at March 31, 2008, we considered the additional negative evidence that we have taxable losses in each of the past two years and cumulative losses over the past three years. Because evidence such as our operating results during the most recent historical periods is afforded more weight than forecasted results for future periods, our recent losses and cumulative loss position during our most recent three-year period represents sufficient negative evidence of the need for a full valuation allowance at March 31, 2008.

Inventories — The Company’s inventories are stated at the lower of standard cost (which approximates actual cost under the first-in, first-out method) or market. Slow moving and obsolete inventories are reviewed throughout the year. To calculate a reserve for obsolescence, we begin with a review of our slow moving inventory. Any inventory, which has been slow moving within the past 12 months, is evaluated and reserved if deemed appropriate. In addition, any residual inventory, which is customer specific and remaining on hand at the time of contract completion, is reserved for at the standard unit cost. The complete list of slow moving and obsolete inventory is then reviewed by the production, engineering and/or purchasing departments to identify items that can be utilized in the near future. These items are then excluded from the analysis and the remaining amount of slow-moving and obsolete inventory is then reserved for. Additionally, non-cancelable open purchase orders for parts we are obligated to purchase where demand has been reduced may be reserved. Reserves for open purchase orders where the market price is lower than the purchase order price are also established. If a product that had previously been reserved for is subsequently sold, the amount of reserve specific to that item is then reversed.

Results of Operations

Fiscal Year Ended March 31, 2008 Compared to Fiscal Year Ended March 31, 2007
Revenues
The Company predominantly operates in one industry segment, light and radiation detection devices that it sells to multiple markets including telecommunications, industrial sensing/NDT, military/aerospace, medical, and homeland security. Revenues by market consisted of the following:

	Year ended
	March 31,2008		March 31, 2007
Telecommunications	$5,349,000	23%	$5,850,000	25%
Industrial Sensing/NDT	9,993,000	43%	10,041,000	43%
Military/Aerospace	4,412,000	19%	5,157,000	22%
Medical	3,132,000	14%	2,467,000	10%
Homeland Security	329,000	1%	73,000	—
Total Revenues	$23,215,000	100%	$23,588,000	100%

The Company's revenues for FY 2008 were $23.2 million, a decrease of $373,000, or 1.6% from revenues of $23.6 million for the FY 2007.

Telecommunications sales were $5.3 million, a decrease of $501,000 or 8.6% from FY 2007. This decrease was the result of suspension of shipments for our 10G receiver products for a product redesign driven by new market requirements or specifications, combined with a delay in the production ramp-up of our 40G products due to our customer supply chain delivery issues. During the 4th quarter our customers started releasing their product into the market and therefore started releasing production orders for our 40G product offering.

Industrial Sensing/NDT market revenues were flat at $10.0 million in FY 2008, a slight decrease of less than 1% (or $48,000) from FY 2007 revenues of $10.0 million. Revenues would have increased by approximately $1 million if the Company had not made the decision to stop supplying a low value added opto-electronic contract manufacturing part representing approximately $600,000 in revenue and manufacturing shipment delays valued at $400,000 in revenue due to the transfer of production from our Wisconsin facility to our California facility. These decreases were offset by increases of approximately $1.0 million from sales to an existing industrial sensing customer and increases in THz/NDT revenues with the introduction of the T-Ray 4000™.

Military/Aerospace market revenues were $4.4 million, a decrease of 14% (or $745,000) from the comparable prior year revenues of $5.2 million, which primarily resulted from delays in receiving military orders for our Optosolutions products.

Medical market revenues increased $665,000 or 27% over the prior year of $2.5 million, due to the continuation of customer demand of existing design wins, which the customer planned to obsolete in FY 2008.

Homeland security increased $256,000, to $329,000, attributable to an increase in THz development contracts for the nuclear gauge replacement from the Department of Homeland Security.

Gross Profit
Gross Profit was $8.9 million (or 38% of revenue), compared to the prior year of $10.9 million (or 46% of revenue), a reduction of 18%, due primarily to the product mix of lower margin products shipped into the industrial sensing market combined with lower military market sales in the Optosolutions product platform. The Company also experienced higher scrap expenses associated with the redesign of our 10G APD and 40G PIN products, and lower sales in the telecommunication market, combined with planned production capacity expansion in anticipation of production volume ramping for the telecommunication product.

The Company believes that this is not a trend and gross margins should be improved as a result of our facilities consolidation that has been largely completed in FY2008, the selective elimination of low margin products in the industrial sensing market, and increasing revenues from the telecommunication market driven by our 40G products and the ramp up of our T-Ray 4000 sales.

Operating Expenses
Research and Development expenses (R&D) — The Company’s R&D costs increased by $206,000 to $4.2 million during FY 2008 compared to $4.0 million in FY 2007. The increase was attributable to the Company’s planned increase R&D spending as we continued to focus on new opportunities in our high growth High Speed Optical Receiver and NDT/THz markets. The Company expects to continue to increase investment in the next generation 40G/100G receivers and NDT/THz applications in FY 2009, however R&D expenses as a percentage of sales is expected to decrease.

Sales and Marketing expenses (S&M) – The Company’s S&M expenses increased $138,000 (or 6.3%) to $2.3 million in FY 2008 compared to $2.2 million in FY 2007. The increase was primarily attributable to having a full year of the personnel hired last year and additional sales and marketing support personnel added in FY 2008 to support the projected increased in sales activity in the Company’s high growth opportunities.

General and administrative expenses (G&A) — G&A expenses decreased by $427,000 (or 8.5%) to approximately $4.6 million (20% of sales) for FY 2008 as compared to $5.0 million (21% of sales) for FY 2007. This decrease was the result of $561,000 in reduced G&A expenses comprised of $215,000 of reduced expenditures, reduced stock compensation expense of $218,000 and lower depreciation expense of $128,000.

Amortization expense was $2.0 million in FY 2008 compared to $1.5 million in FY 2007, an increase of $435,000. This increase was primarily the result of the Company’s reassessment of its amortization methodology from straight line to cash flows for its intangible assets.

Other operating expenses incurred were related to the previously announced Wafer Fabrication consolidation to our Ann Arbor facility, which was $1.3 million in FY 2008 compared to $720,000 in FY 2007, and the closure of the Dodgeville, WI facility in FY 2008 at a cost of $534,000. The Dodgeville, WI facility was closed December 31, 2007. All expenses for WI facility closure were incurred and paid in FY 2008 and no additional exit costs are anticipated.

The Company’s evaluations of Intangible assets and Goodwill for the year ended March 31, 2008 resulted in no impairment adjustments. In FY 2007, Intangible asset impairment accounted for $349,000 and goodwill impairment of $140,000.

Financing and Other Income (Expense), net
Interest income for FY 2008 decreased to approximately $ 96,000, compared to $213,000 in FY 2007, due primarily to lower cash balances available for short-term investment in FY 2008.

Interest expense for FY 2008 was $2.5 million as compared to $2.6 million in FY 2007, a decrease of $57,000. This decrease was primarily attributable to reduced interest expense of $271,000 comprised of $166,000 lower interest expense on the convertible notes and lower interest expense on other notes, including related parties of $105,000, offset by increases in non-cash interest expense of $214,000 comprised of $144,000 in the amortization of the discount related to the convertible notes and a $70,000 in non-cash interest expense from the reclassification of capital financing costs. In FY 2008 total interest expense related to the convertible notes was approximately $2.0 million. These convertible notes were retired in Q3 of FY 2008 and as a result no additional interest on these notes will be incurred in future periods.

Net loss for FY 2008 was $9.6 million, as compared to net loss of $4.6 million in FY 2007, an increased loss of $5.0 million. The increase in net loss is attributable to reduced gross profit of approximately $2.0 million, increased non-recurring expenses for wafer fabrication consolidation and the Dodgeville facility closure of approximately $1.0 million and a change in the provision for income taxes of approximately $2.1 million. Despite a loss of $8.4 million before tax, the Company recorded a provision for income taxes of $1.2 million in FY 2008 as compared to an income tax benefit of $920,000 in FY 2007. The Company recorded a tax provision in FY 2008 based upon its decision to fully reserve the Deferred Tax Asset based upon the results of reporting tax losses for the past two years.

Non-cash expenses for FY 2008 were $6.3 million compared to $4.5 million for FY 2007, an increase of $1.8 million. The increase was primarily the result of an increase in convertible note discount interest expenses of $144,000, an increase in amortization and depreciation expense of $411,000, and an increase in the income tax provision of $1.8 million offset by a reduction in goodwill/intangible impairment of $489,000, and a decrease in stock based compensation expense of $131,000.

The Company’s net loss for FY 2008, excluding $1.8 million of non-recurring expenses due to the wafer fabrication consolidation and Dodgeville facility closure and $6.3 million of non-cash expenses, including $1.2 million of income tax provision, would be $1.5 million.

Liquidity and Capital Resources
Operating Activities — Net cash used in operating activities of $3.4 million for the year ended March 31, 2008 was primarily the result of a cash net loss of $3.3 million comprised of a net loss of $9.6 million, of which $6.3 million was non-cash expenses. This net cash loss was increased by $30,000 changes in operating assets and liabilities comprised of a decrease in accounts receivable of $385,000, inventories of $308,000 and prepaids/other assets of $111,000, offset by an decrease in accounts payable and accrued expenses of $834,000.

Of the approximate $3.3 million cash loss, approximately $2.1 million was from non-recurring expenses due to the wafer fabrication consolidation, the Wisconsin facility closure and interest expense on the convertible notes.

Net cash provided by operating activities of $256,000 for the year ended March 31, 2007 was primarily the result of a net loss of $4.6 million, of which $4.6 million was non-cash expenses, a decrease in accounts receivable of $800,000, an increase in accounts payable and accrued expenses of $673,000, offset by a net increase in inventories of $1.1 million, and prepaid/other assets of $114,000.

Investing Activities — Net cash used in investing activities was approximately $1.3 million for the year ended March 31, 2008. The amount consisted of capital expenditures of approximately $1.2 million and patent expenditures were $195,000 for the 2008 fiscal year.

Net cash used in investing activities was $4.1 million for the year ended March 31, 2007. The amount primarily consisted of capital expenditures of $2.4 million, of which $1.9 million was related to the previously announced Wafer Fabrication consolidation and corporate office move to Ann Arbor. Restricted cash required as collateral against the bank loan was $1.5 million. Patent expenditures were $162,000 for the 2007 fiscal year.

Financing Activities — The Company generated net cash from financing activities of $3.0 million including increases in cash from financing activities of $6.3 million offset by decreases in financing activities of $3.3 million. The increase of cash resulted from the private placement of Company Class A common stock of $4.3 million, $227,000 from the exercise of warrants and stock options for Company common stock, net increase in the bank line of credit of $559,000, and the net increase in term loans of $790,000, offset by the retirement of convertible notes of $2.4 million, and the reduction in related parties notes payable of $550,000.

The Company maintains a revolving line of credit with a regional bank that provides for borrowings up to $3.0 million, based on 80% of the Company’s eligible accounts receivable and 40% of the Company’s eligible inventory, subject to certain limitations as defined by the agreement. At March 31, 2008, the outstanding balance on the line was $1.3 million. All business assets of the Company secure the line other than the intellectual property of the Company’s Picometrix subsidiary. The Loan Agreement contains customary representations, warranties and financial covenants. The interest rate is variable between prime rate and prime less 0.25% based on the bank Index Rate determined by the Debt Service Coverage Ratio, as defined in the loan agreement. This interest is reviewed and adjusted quarterly. The maximum interest rate will equal the prime rate. Interest is payable monthly, with principal due at maturity date on July 1, 2008. The prime interest rate was 5.25% at March 31, 2008.

Net cash used in financing activities was $316,000 for the year ended March 31, 2007. This primarily reflects the $2.95 million cash paid to Santa Barbara Bank & Trust Company (SBBT) to retire the outstanding term loan and line of credit, note payments of $501,000 made to related parties, offset by proceeds of a line of credit from Fifth Third Bank of $740,000, the bank capital lease financing of $1.9 million after principle payments, additional cash proceeds from a term loan by the MEDC of $172,000, and proceeds from employee exercised stock options of $355,000.

At March 31, 2008, the Company had cash and cash equivalents of $0.1 million, a decrease of $1.7 million, from $1.8 million as of March 31, 2007, primarily attributable to a cash loss of $3.3 million from operations, including approximately $1.8 million in wafer fabrication consolidation and Dodgeville plant closure expenses.

Debt

The Company maintains a revolving line of credit with a regional bank that provides for borrowings up to $3.0 million, based on 80% of the Company’s eligible accounts receivable and 40% of the Company’s eligible inventory, subject to certain limitations as defined by the agreement. At March 31, 2008, the outstanding balance on the line was $1.3 million. All business assets of the Company secure the line other than intellectual property of the Company’s Picometrix subsidiary. The Loan Agreement contains customary representations, warranties and financial covenants. The interest rate is variable between prime rate and prime less 0.25% based on the bank Index Rate determined by the Debt Service Coverage Ratio, as defined in the loan agreement. This interest is reviewed and adjusted quarterly. The maximum interest rate will equal the prime rate. Interest is payable monthly, with principal due at maturity date on July 1, 2008. The prime interest rate was 5.25% at March 31, 2008.

In March, 2007, API, as Lessee, entered into a Master Equipment Lease Agreement with Fifth Third Leasing Company, as Lessor, to finance the purchase of new manufacturing equipment up to an aggregate of $2.3 million (Lease). API purchased equipment under the Lease until June 30, 2007. The Lease is amortized over 60-months from its start date of June 30, 2007. The interest rate for the Lease is variable and is based on the prime rate plus 0.125%. The interest rate at March 31, 2008 was 5.375%. API’s obligations under the Lease are secured by a first priority security interest in the purchased equipment and are guaranteed by API’s subsidiaries.

The Lease contains standard contract provisions regarding the Lessee's obligations to make payment, to maintain the equipment and to keep it insured and events constituting a default under the Lease. The Lease further provides that if no event of default exists at the end of the Lease term, the Company has the option to purchase the Equipment for $1.00. This lease has been accounted for as a capital lease in accordance with SFAS No. 13, “Accounting for Leases”. The balance on this loan at March 31, 2008 was approximately $1.9 million, which reflects a principal pay-down of $383,000 made during fiscal year 2008.

The Company believes that current cash levels combined with our revolving line of credit and additional debt or equity financing will be sufficient for our 2009 fiscal year.

MEDC-loan 1 is for an amount up to $1.0 million with an interest rate of 7% and is fully amortized by the end of an eight year period (ending on September 15, 2012). Interest accrued, but unpaid in the first four years of this agreement will be added to the then outstanding principal of this Note. In October 2008, interest will begin to accrue on the restated principal amount. Commencing in October 2008, the Company will pay MEDC the restated principal and accrued interest on any unpaid balance over the remaining four years. In September 2004 the Company borrowed $750,000 against the Note. In the fourth quarter of FY 2007, the Company borrowed an additional $172,000. In the first quarter of FY 2008, the Company borrowed the final $103,000 against this initial MEDC loan.

MEDC-loan 2 is for an amount up to $1.3 million with an interest rate of 7% and is fully amortized by the end of a six year period (ending on September 15, 2011). Interest accrued, but unpaid in the first two years of this agreement will be added to the then outstanding principal of this Note. During the third year of this agreement, the Company will pay interest on the restated principal of the Note. Commencing in October 2008, the Company will pay MEDC the restated principal and accrued interest on any unpaid balance over the remaining three years. In September 2005 the Company borrowed $600,000 against the $1.2 million. In May, 2007, the Company borrowed an additional $168,000. On September 15, 2007, principal was restated to include $87,000 of accrued interest. During the 3rd quarter of FY 2008, the Company borrowed final $431,000 against MEDC-loan 2.

Summary of Contractual Obligations and Commitments

The following table sets forth the contractual obligations of the Company at March 31, 2008.

Contractual Obligations		Payments due by period
	Total	Within 1 year	1 – 3 years	3 – 5 years	More than 5 years
Bank line of credit	$1,300,000	$1,300,000	$-	$-	$-
Capital lease obligations	1,917,000	460,000	1,380,000	77,000
Long-term MEDC loans	2,311,000	62,000	1,733,000	516,000	-
Debt to related parties	1,851,000	900,000	951,000	-	-
Subtotal – Balance Sheet	7,379,000	2,722,000	4,064,000	593,000	-
Expected interest expense on current debt obligations	838,000	416,000	418,000	4,000	-
Operating lease obligations	2,133,000	1,227,000	902,000	4,000	-
Purchase obligations	2,373,000	2,284,000	89,000	-	-
Total	$12,723,000	$6,649,000	$5,473,000	$601,000	$-

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Statement of Position (FSP) FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date for nonfinancial assets and nonfinancial liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 157 will not have a significant impact on our consolidated financial statements except for the required disclosures related to fair value.

In February 2008, the FASB issued FSP FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”. This FSP excludes certain leasing transactions accounted for under FASB Statement No. 13, “Accounting for Leases” from the scope of SFAS No. 157. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP FAS No. 157-1 is effective upon the Company’s initial adoption of SFAS No. 157. The Company anticipates that this FSP will not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not elected the early adoption provisions of this standard. Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS No. 159 would be applied, which has yet to be determined, as is any decision concerning the adoption of the standard.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007),” Business Combinations” (SFAS No. 141(R)). The objective of SFAS No. 141(R) is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) includes both core principles and pertinent application guidance, eliminating the need for numerous EITF issues and other interpretative guidance, thereby reducing the complexity of existing GAAP. SFAS No. 141(R) is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning April 1, 2009.

In December 2007, the FASB issued SFAS No. 160,” Non-controlling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. Since the Company currently has no minority interest, this standard will have no impact on our financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB No. 110”) to amend the SEC’s views discussed in Staff Accounting Bulletin No. 107 (“SAB No. 107”) regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB No. 110 is effective for us beginning April 1, 2007. The company currently uses reasonable estimate of expected life in accordance with SAB No. 107, as amended by SAB No. 110.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2008, most of the Company’s interest rate exposure is linked to the prime rate, subject to certain limitations, offset by cash investment tied to prime rate. As such, we are at risk to the extent of changes in the prime rate and do not believe that moderate changes in the prime rate will materially affect our operating results or financial condition.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of Advanced Photonix, Inc., prepared in accordance with Regulation S-X and the Reports of the Independent Registered Accounting Firm are included in Item 8:

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	25

FINANCIAL STATEMENTS:
Consolidated Balance Sheets, as of March 31, 2008 and March 31, 2007	27

Consolidated Statements of Operations
for the years ended March 31, 2008 and March 31, 2007	28

Consolidated Statements of Shareholders' Equity
for the years ended March 31, 2008 and March 31, 2007	29

Consolidated Statements of Cash Flows
for the years ended March 31, 2008 and March 31, 2007	30

Notes to Consolidated Financial Statements	32

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
  of Advanced Photonix, Inc.:

We have audited the accompanying consolidated balance sheet of Advanced Photonix, Inc. as of March 31, 2008 and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule for the year ended March 31, 2008 included at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Photonix, Inc. at March 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule for the year ended March 31, 2008, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ BDO Seidman LLP
Troy, Michigan
June 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
   of Advanced Photonix, Inc.:

We have audited the accompanying consolidated balance sheet of Advanced Photonix, Inc. (the "Company") as of March 31, 2007 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company determined that it was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements, and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

Also, in our opinion, the financial statement schedule for the year ended March 31, 2007, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Farber Hass Hurley LLP
(formerly Farber Hass Hurley & McEwen LLP)
Camarillo, California
June 15, 2007

ADVANCED PHOTONIX, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2008	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$82,000	$1,774,000
Restricted cash	1,500,000	1,500,000
Accounts receivable, net of allowance for doubtful accounts of $14,000 and $51,000 in 2008 and 2007, respectively	3,202,000	3,587,000
Inventories	4,131,000	4,439,000
Prepaid expenses and other current assets	195,000	377,000
Total current assets	9,110,000	11,677,000
Equipment and leasehold improvements, net	4,757,000	4,736,000

Goodwill	4,579,000	4,579,000
Intangibles, net	10,871,000	12,640,000
Deferred income taxes	—	1,225,000
Certificate of deposit	276,000	285,000
Security deposits and other assets	110,000	100,000
Total other assets	15,836,000	18,829,000
TOTAL ASSETS	$29,703,000	$35,242,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Line of credit	$1,300,000	$741,000
Accounts payable	1,339,000	1,401,000
Other accrued expenses	1,254000	2,026,000
Current portion of long-term debt, related parties	900,000	550,000
Current portion of long-term debt	62,000	4,255,000
Current portion of long term debt, capital lease obligations	460,000	280,000
Total current liabilities	5,315,000	9,253,000
Long-term debt, less current portion	2,249,000	1,428,000
Long-term debt-capital lease obligations, less current portion	1,457,000	1,587,000
Long-term debt, less current portion - related parties	951,000	1,851,000
Total liabilities	9,972,000	14,119,000
Commitments and contingencies
Class A redeemable convertible preferred stock, $.001 par value; 780,000 shares authorized; 2008 and 2007 - 40,000 shares issued and outstanding; liquidation preference $32,000	—	32,000
Shareholders' equity:

Class A Common Stock, $.001 par value, 50,000,000 authorized; 2008 – 23,977,678 shares issued and outstanding; 2007 – 19,226,006 shares issued and outstanding	24,000	19,000

Class B Common Stock, $.001 par value; 4,420,113 shares authorized, 2008 and 2007 - 31,691 issued and outstanding	—	—
Additional paid-in capital	52,150,000	43,887,000
Accumulated deficit	(32,443,000)	(22,815,000)
Total shareholders' equity	19,731,000	21,091,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$29,703,000	$35,242,000

See notes to consolidated financial statements.

ADVANCED PHOTONIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Years Ended March 31, 2008 and 2007

	2008	2007

Sales, net	$23,215,000	$23,588,000
Cost of products sold	14,340,000	12,693,000
Gross profit	8,875,000	10,895,000

Research and development expenses	4,218,000	4,012,000
Sales and marketing expenses	2,312,000	2,174,000
General and administrative expenses	4,593,000	5,020,000
Amortization expense – intangible assets	1,963,000	1,528,000
Amortization – capital finance expense	—	148,000
Dodgeville consolidation expenses	534,000	—
Wafer fabrication relocation expenses	1,256,000	720,000
Loss on impairment of intangible assets	—	349,000
Loss on impairment of goodwill	—	140,000
Total operating expenses	14,876,000	14,091,000
Income (loss) from operations	(6,001,000)	(3,196,000)

Other income (expense):
Interest income	96,000	213,000
Interest expense on bank & MEDC loans	(419,000)	(322,000)
Interest expense related to convertible notes	(268,000)	(504,000)
Interest expense, warrant discount	(1,672,000)	(1,528,000)
Interest expense, related parties	(162,000)	(224,000)
Other income (expense)	23,000	(5,000)
Income (Loss) before provision (benefit) for income taxes	(8,403,000)	(5,566,000)

Provision (benefit) for income taxes:
Provision (benefit) for income taxes - current	—	62,000
Provision (benefit) for income taxes - deferred	1,225,000	(982,000)
Total provision (benefit) for income taxes	1,225,000	(920,000)
Net income (loss)	$(9,628,000)	$(4,646,000)

Basic earnings (loss) per share	$(0.44)	$(0.24)
Diluted earnings (loss) per share	$(0.44)	$(0.24)

Weighted average common shares outstanding	21,770,000	19,065,000

See notes to consolidated financial statements.

ADVANCED PHOTONIX, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Fiscal Years Ended March 31, 2008 and 2007
(Dollars in thousands, except share data)

	Class A Common Shares	Class A Common Amount	Class A Preferred Shares	Class A Preferred Amount	Class B Common Shares	Class B Common Amount	Additional Paid-in Capital	Accumulated Deficit	Total
BALANCE, APRIL 1, 2006	18,885,006	$19	—	$—	31,691	$—	$43,581	$(18,169)	$25,431
Exercise of Stock Options	341,000	—	—	—	—	—	355	—	355
Stock based compensation	—	—	—	—	—	—	361	—	361
Adjustment of discount on convertible notes payable (fair value of detachable warrants issued)	—	—	—	—	—	—	(31)	—	(31)
Deferred tax liability on beneficial conversion	—	—	—	—	—	—	(379)	—	(379)
Net loss	—	—	—	—	—	—	—	(4,646)	(4,646)
BALANCE, MARCH 31, 2007	19,226,006	$19	—	$—	31,691	$—	$43,887	$(22,815)	$21,091
Exercise of Stock Options	98,200	—	—	—	—	—	76	—	76
Reclassification of Class A Redeemable Preferred Stock to Equity	—	—	40,000	-	—	-	32	—	32
Stock based compensation	—	—	—	—	—	—	230	—	230
Shares issued upon conversion of notes payable	1,601,323	2	—	—	—	—	3,150	—	3,152
Warrants exercised	86,817	—	—	—	—	—	151	—	151
Issuance of common stock	2,965,332	3	—	—	—	—	4,318	—	4,321
Adjustment of discount on convertible notes (anti-dilution adjustment)	—	—	—	—	—	—	306	—	306
Net loss	—	—	—	—	—	—	—	(9,628)	(9,628)
BALANCE MARCH 31, 2008	23,977,678	$24	40,000	$—	31,691	$—	$52,150	$(32,443)	$19,731

See notes to consolidated financial statements.

ADVANCED PHOTONIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal years ended March 31, 2008 and 2007

	2008	2007

Cash flows from operating activities:
Net loss	$(9,628,000)	$(4,646,000)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,130,000	1,076,000
Amortization	2,033,000	1,676,000
Stock based compensation expense	230,000	361,000
Goodwill impairment charges	—	140,000
Loss on impairment of intangible asset	—	349,000
Amortization, convertible note discount	1,672,000	1,528,000
Deferred income taxes	1,225,000	(602,000)
Provision for warranty expense	—	20,000
Other	—	128,000
Changes in operating assets and liabilities:
Accounts receivable	385,000	800,000
Inventories	308,000	(1,133,000)
Prepaid expenses and other current assets	70,000	284,000
Other assets	41,000	(398,000)
Accounts payable	(62,000)	419,000
Accrued expenses	(772,000)	254,000
Net cash provided by (used in) operating activities	(3,368,000)	256,000
Cash flows from investing activities:
Capital expenditures	(1.151,000)	(2,437,000)
Change in restricted cash	—	(1,500,000)
Patent expenditures	(195,000)	(162,000)
Net cash used in investing activities	(1,346,000)	(4,099,000)

Cash flows from financing activities:

Payments on bank loans	—	(1,950,000)
Proceeds from capital lease financing	433,000	1,867,000
Payments on capital lease financing	(383,000)	—
Net borrowings(repayments) on revolving line of credit	559,000	(259,000)
Payments of convertible note	(2,375,000)	—
Proceeds from MEDC term loan	790,000	172,000
Net proceeds from issuance of common stock	4,321,000	—
Proceeds from exercise of warrants	151,000	—
Payments on related party debt	(550,000)	(501,000)
Proceeds from exercise of stock options	76,000	355,000
Net cash provided by (used in) financing activities	3,022,000	(316,000)
Net increase (decrease) in cash and cash equivalents	(1,692,000)	(4,159,000)
Cash and cash equivalents, beginning of period	1,774,000	5,933,000
Cash and cash equivalents, end of period	$82,000	$1,774,000

Supplemental cash flow information:	2008	2007
Cash paid for interest	$745,000	$795,000
Cash paid for income taxes	$81,000	$26,000

Supplemental disclosure of non-cash operating, investing and financing activities
Adjustment of discount on convertible notes (anti-dilution adjustment)	(306, 000)	—

See notes to consolidated financial statements.

ADVANCED PHOTONIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008 and 2007

1.	Summary of the Company and Significant Accounting Policies

Summary of Company

Business Description–API is a leading supplier of custom opto-electronic solutions, high-speed optical receivers and Terahertz sensors and instrumentation, serving a variety of global OEM markets including telecommunications, military/aerospace, industrial sensing/NDT, medical and homeland security. Our optoelectronic solutions are based on our silicon LAAPD, PIN photodiode and FILTRODE® detectors. Our patented high-speed optical receivers include APD and PIN photodiode technology based upon III-V materials, including InP, InAlAs, and GaAs. Our newly emerging Terahertz sensor product line is targeted to the industrial NDT, quality control, Homeland Security and military markets. Using our patented fiber coupled technology and high-speed Terahertz generation and detection sensors, we are engaged in transferring Terahertz technology from the application development laboratory to the factory floor. We have two manufacturing facilities located in Camarillo, California and Ann Arbor, Michigan.

The Company’s wholly-owned subsidiary, Silicon Sensors, Inc., which manufactured silicon photodiodes and optoelectronic devices in a manufacturing facility in Dodgeville, Wisconsin, was closed December 27, 2007.

During FY 2007, Texas Optoelectronics, Silicon Detectors Inc. and Photonic Detectors Inc. were dissolved. These wholly-owned subsidiaries had no assets or liabilities at the time of dissolution.

Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries (Silicon Sensors Inc. & Picometrix LLC). All significant inter-company balances and transactions have been eliminated in consolidation.

Reclassifications –Certain prior year balances have been reclassified in the consolidated financial statements to conform to the current year presentation.

Operating Segment Information – The Company operates as one segment in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. The Company’s chief operating decision maker and management personnel view the Company’s performance and make resource allocation decisions by looking at the Company as a whole. Although there are different product lines within the Company, they are economically similar and are also similar in terms of the five criteria set forth in SFAS No. 131 that must be met to combine segments. The Company’s products are light and radiation detection devices. The nature of the production process is similar for all product lines, and manufacturing for the different product lines occurs in common facilities. Generally, the same engineers with the same qualifications design and manufacture products for all product lines. The types and class of customers are similar across all product lines, and products are distributed through common channels and distributor networks.

Pervasiveness of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Compensating Cash Balance  As a condition of the Line of Credit Agreement with Fifth Third Bank, the Company is required to maintain a compensating quarterly cash balance of not less than $1,500,000 as long as any indebtedness to Fifth Third is outstanding. This amount has been separately disclosed on the accompanying balance sheets as restricted cash. During fiscal year 2008, the Company reclassified the March 31, 2007 compensating balance from cash to restricted cash. In addition, the Company reclassified its fiscal year 2007 statement of cash flows to reflect the compensating balance as an out flow from investing activities.

Accounts Receivable – Receivables are stated at amounts estimated by management to be the net realizable value. The allowance for doubtful accounts is based on specific identification. Accounts receivable are charged off when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected.

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Any unanticipated change in the customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material affect on the results of operations in the period in which such changes or events occur. As of March 31, 2008, no customer comprised 10% or more of accounts receivable. As of March 31, 2007, one customer comprised 11% of accounts receivable.

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash equivalents and trade accounts receivable. The Company maintains cash balances at five financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of March 31, 2008, the Company had cash at one financial institution in excess of federally insured amounts. As excess cash is available, the Company invests in short-term and long-term investments, primarily consisting of Government Securities Money Market instruments, and Repurchase agreements. As of March 31, 2008 and March 31, 2007, cash deposits held at financial institutions in excess of FDIC insured amounts were $1.4 million and $2.9 million, respectively.

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

Equipment and Leasehold Improvements – Equipment and leasehold improvements are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, as follows:

Leasehold Improvements	term of lease or useful life, whichever is less
Machinery and Equipment	5 – 7 years
Office Furniture	3 – 7 years
Computer Hardware	3 – 7 years
Computer Software	3 – 5 years
Automobiles	5 years

Patents - Patents represent costs incurred in connection with patent applications. Such costs are amortized using the straight-line method over the useful life of the patent once issued, or expensed immediately if any specific application is unsuccessful.

Impairment of Long-Lived Assets and Goodwill
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets that are not subject to amortization shall be tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of an intangible asset with its carrying amount, as defined. If the carrying amount of goodwill or an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, the carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value.

Revenue Recognition – Revenue is derived principally from the sales of the Company’s products. The Company recognizes revenue when the basic criteria of Staff Accounting Bulletin No. 104 are met. Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, usually in the form of a purchase order, when shipment has occurred since its terms are FOB source, or when services have been rendered, title and risk of loss have passed to the customer, the price is fixed or determinable and collection is reasonably assured in terms of both credit worthiness of the customer and there are no post shipment obligations or uncertainties with respect to customer acceptance.

The Company sells certain of its products to customers with a product warranty that provides warranty repairs at no cost. The length of the warranty term is one year from date of shipment. The Company accrues the estimated exposure to warranty claims based upon historical claim costs. The Company’s management reviews these estimates on a regular basis and adjusts the warranty provisions as actual experience differs from historical estimates or as other information becomes available.

The Company does not provide price protection or general right of return. The Company’s return policy only permits product returns for warranty and non-warranty repair or replacement and requires pre-authorization by the Company prior to the return. Credit or discounts, which have been historically insignificant, may be given at the discretion of the Company and are recorded when and if determined.

The Company predominantly sells directly to original equipment manufactures with a direct sales force. The Company sells in limited circumstances through distributors. Sales through distributors represent approximately 5% of total revenue. Significant terms and conditions of distributor agreements include FOB source, net 30 days payment terms, with no return or exchange rights, and no price protection. Since the product transfers title to the distributor at the time of shipment by the Company, the products are not considered inventory on consignment.

Significant Customers– During fiscal years ended March 31, 2008 and 2007, no single customer accounted for more than 10% of the Company’s net sales.

Product Warranty – The Company generally sells products with a limited warranty of product quality. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The accruals, and the related expenses, for known issues and for estimated incurred but unidentified issues were not significant during the periods presented.

Shipping and Handling Costs — The Company’s policy is to classify shipping and handling costs as a component of Costs of Products Sold in the Statement of Operations.

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

Advertising Costs – Advertising costs are expensed as incurred. Advertising expense was approximately $106,000 and $91,000 in FY 2008 and 2007, respectively.

Accounting for Stock Option Based Compensation – Effective April 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment: An Amendment of FASB Statements No. 123 and 95” using the modified prospective method. Under this method, compensation cost is recognized on or after the effective date for the portion of outstanding awards, for which the requisite service has not yet been rendered, based on the grant date fair value of those awards. Prior to April 1, 2006, the Company accounted for employee stock options using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees,” and adopted the disclosure only alternative of SFAS No. 123. For stock-based awards issued on or after April 1, 2006, the Company recognizes the compensation cost on a straight-line basis over the requisite service period for the entire award. Measurement and attribution of compensation cost for awards that are unvested as of the effective date of SFAS No. 123(R) are based on the same estimate of the grant-date or modification-date fair value and the same attribution method used under SFAS No. 123.

On November 10, 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards". The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R). As the Company is currently in a net operating loss position and has placed valuation allowances on its net deferred tax assets, there is no net impact on the Company’s APIC pool related to stock-based compensation for the year ended March 31, 2008.

Accounting for Income Taxes — Income tax provisions are provided for taxes currently payable or refundable, and for deferred income taxes arising from future tax consequences of events that were recognized in the Company’s financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets to an amount that will more likely than not be realized in accordance with SFAS No. 109 “Accounting for Income Taxes”.

The Company follows the guidance established in EITF Issue No. 05-8, “Income Tax Consequences of issuing Convertible Debt with a Beneficial Conversion Feature” (EITF 05-8) which concludes that the issuance of convertible debt with a beneficial conversion feature results in a basis difference that should be accounted for as a temporary difference and the establishment of a deferred tax liability for the basis difference should result in an adjustment to additional paid in capital.

The calculation of federal income taxes involves dealing with uncertainties in the application of complex tax regulations. On January 1, 2007, the Company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (“FIN 48”). As a result of the implementation of FIN 48, we recognize liabilities for uncertain tax positions based on the two-step process prescribed in the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on an annual basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

Earnings per Share — The Company presents both basic and diluted earnings (loss) per share (EPS) amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company uses the treasury stock method to calculate the impact of stock compensation. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. The total shares excluded from the computation of earnings per share for the year ended March 31, 2008 total 426,000 shares, representing outstanding stock options and warrants convertible into shares of common stock.

Recent Pronouncements and Accounting Changes

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date for nonfinancial assets and nonfinancial liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of SFAS 157 will not have a significant impact on our consolidated financial statements except for the required disclosures related to fair value.

In February 2008, the FASB issued FSP FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”. This FSP excludes certain leasing transactions accounted for under FASB Statement No. 13, “Accounting for Leases” from the scope of SFAS No. 157. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP FAS No. 157-1 is effective upon the Company’s initial adoption of SFAS No. 157. The Company anticipates that this FSP will not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company has not elected the early adoption provisions of this standard. Because application of the standard is optional, any impacts are limited to those financial assets and liabilities to which SFAS No. 159 would be applied, which has yet to be determined, as is any decision concerning the adoption of the standard.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007),” Business Combinations” (SFAS No. 141(R)). The objective of SFAS No. 141(R) is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) includes both core principles and pertinent application guidance, eliminating the need for numerous EITF issues and other interpretative guidance, thereby reducing the complexity of existing GAAP. SFAS No. 141(R) is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning April 1, 2009.

In December 2007, the FASB issued SFAS No. 160,” Non-controlling Interests in Consolidated Financial Statements” (SFAS No. 160). SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. Since the Company currently has no minority interest, this standard will have no impact on our financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 (“SAB No. 110”) to amend the SEC’s views discussed in Staff Accounting Bulletin No. 107 (“SAB No. 107”) regarding the use of the simplified method in developing an estimate of expected life of share options in accordance with SFAS No. 123(R). SAB No. 110 is effective for us beginning April 1, 2007. The company currently uses the simplified method in accordance with SAB No. 107, as amended by SAB No. 110.

2.	Inventories

Inventories consisted of the following at March 31:

	2008	2007
Raw material	$3,260,000	$3,348,000
Work-in-process	1,626,000	1,503,000
Finished products	229,000	512,000
Total inventories	5,115,000	5,363,000
Less reserve	(984,000)	(924,000)
Inventories, net	$4,131,000	$4,439,000

3.	Equipment and Leasehold Improvements

Equipment and leasehold improvements consisted of the following at March 31:

	2008	2007
Machinery and equipment	$7,912,000	$6,449,000
Furniture and fixtures	715,000	521,000
Leasehold improvements	952,000	554,000
Computer hardware equipment	564,000	555,000
Vehicles	26,000	26,000
Capitalized software	419,000	442,000
Total assets	10,588,000	8,547,000
Accumulated depreciation	(6,090,000)	(5,565,000)
	4,498,000	2,982,000
Construction-in-process	259,000	1,754,000
Net equipment and leasehold improvements	$4,757,000	$4,736,000

Included in the table of Equipment and Leasehold improvements above, are assets totaling $2.3 million at March 31, 2008 and 2007, representing assets leased under a capital lease (see note 6 for a description of lease terms). Accumulated amortization related to the lease assets totaled $234,000 and $0 at March 31, 2008 and 2007, respectively.

Depreciation expense was $1.1 million for fiscal year ended March 31, 2008 and $1.1 million for fiscal year ended March 31, 2007.

4.	Intangible Assets and Goodwill

Intangible assets that have definite lives consist of the following (in thousands):

		March 31, 2008				March 31, 2007
	Weighted Average Lives	Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net	Carrying Value	Accumulated Amortization	Intangibles Net
Non-Compete agreement	3	Cash Flow	$130	$117	$13	$130	$82	$48
Customer list	15	Straight Line	475	322	153	475	309	166
Trademarks	15	Cash Flow	2,270	391	1,879	2,270	286	1,984
Customer relationships	5	Cash Flow	1,380	450	930	1,380	174	1,206
Technology	10	Cash Flow	10,950	3,592	7,358	10,950	2,069	8,881
Patents pending			424	—	424	310	—	310
Patents		Straight Line	187	73	114	107	62	45
Total Intangibles			$15,816	$4,945	$10,871	$15,622	$2,982	$12,640

Through March 31, 2007, these intangible assets were being amortized using the straight-line method, which, at the time of the acquisition, in the Company’s judgment, best reflected the pattern in which the economic benefits of the intangible asset would be consumed.

Throughout the amortization period, the Company continuously reviews its amortization method and useful lives to ensure they continue to reflect the pattern in which the assets will be consumed. As part of that analysis, specifically for the Technology intangible asset, the estimated future cash flows, derived from the Company’s initial discounted cash flow valuation model used to determine the estimated fair value of intangible assets in connection with the Picometrix acquisition, were projected to be substantially greater in fiscal years 2008-2011 than they were in fiscal years 2006-2007. As a result, the Company felt that the use of the straight-line method of amortization beyond fiscal 2007 no longer would have materially reflected the pattern of future asset consumption. During fiscal years 2006 and 2007, the amount of straight-line amortization taken was greater than the amortization that would have been expensed had the estimated cash flow methodology been used in these years. The Company believed it was appropriate to have accelerated the amortization in the first two years for this technology-based asset. Thus, based on its judgment, the Company felt that a straight-line methodology in the early years of the asset was more appropriate, and a change to the cash flow methodology beginning in 2008 was more appropriate given the estimated future cash flows. The only impact of this change was to modify future amortization expense.

Concurrent with the Company’s change in amortization methodology from straight-line to cash flows for the Technology asset, the Company also changed its amortization method from straight-line to cash flows for the Trademarks, Customer List and Non-Compete Agreement intangibles. The change related to these other intangible assets had an insignificant impact to the Company’s amortization on a cumulative and prospective basis.

The Company believes that the change from straight-line amortization to cash flow amortization is consistent with the definition in SFAS No. 154 of a “Change in Accounting Estimate Effected by a Change in Accounting Principle”. In accordance with paragraph 20 of SFAS No. 154, “like other changes in accounting principle, a change in accounting estimate that is effected by a change in accounting principle may be made only if the new accounting principle is justifiable on the basis that it is preferable. For example, an entity that concludes that the pattern of consumption of the expected benefits of an asset has changed, and determines that a new depreciation method better reflects that pattern, may be justified in making a change in accounting estimate effected by a change in accounting principle.” The Company believes that the new accounting principle (cash flow amortization) is preferable beginning in fiscal 2008 because it better reflected the pattern of consumption of the expected benefits of the asset. Preferability is consistent with paragraph 12 of SFAS No. 142, “Goodwill and Other Intangible Assets”, which states, “The method of amortization shall reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up.” Furthermore, paragraph 20 of SFAS No. 154 states that “changes of that type often are related to the continuing process of obtaining additional information and revising estimates and, therefore, are considered changes in estimates for purposes of applying this Statement.” The Company feels this was also applicable to its situation, and thus it treated the change as a change in accounting estimate, rather than a change in accounting principle.

As a part of its analysis, the Company did not change its amortization method, but did reduce the estimated useful life of its Customer Relationships (formerly referred to as R&D Contracts) from 15 years to 5 years. This was done;
1)	because this asset is technology related (generated based on customer relationships obtained from various customers) and technology-based assets would tend to have shorter useful lives and
2)	to reflect the attrition inherent in customer related intangibles.

In assessing this asset, the Company reviewed the cash flows from its original valuation and determined that such cash flows, while providing a reasonable overall asset value, provided significant variability over its original useful life. Accordingly, the Company adjusted to a shorter estimated remaining life to ensure recognition of cost that better corresponds with the distribution of revenues. The only impact of this change was to modify future amortization expense.

The table below reflects the revised future amortization expense for the Company’s intangible assets based on the changes discussed above.

Fiscal Year	Future Amortization As previously Reported	Future Amortization As Adjusted	Difference
2008	$1,394,000	$1,952,000	$558,000
2009	1,356,000	2,090,000	734,000
2010	1,351,000	2,035,000	684,000
2011	1,351,000	1,584,000	233,000
2012	1,351,000	1,305,000	(46,000)
2013 & after	5,482,000	3,319,000	(2,163,000)
Total Amortization	$12,285,000	$12,285,000	$-

Amortization expense for the fiscal year ended March 31, 2008 was approximately $2.0 million compared to $1.5 million for the year ended March 31, 2007. Patent amortization expense, included above, was approximately $12,000 and $7,000 in FY 2008 and 2007, respectively. The current patents held by the Company have remaining useful lives ranging from 2 years to 20 years.

Assuming no impairment to the intangible value, future amortization expense for intangible assets and patents are as follows:

Intangible Assets (a)		Patents (b)
2009	$2,090,000	2009	$14,000
2010	2,035,000	2010	12,000
2011	1,584,000	2011	12,000
2012	1,305,000	2012	12,000
2013	1,088,000	2013	12,000
2014 & after	2,231,000	2014 & after	52,000
Total	$10,333,000	Total	$114,000

a.	The table reflects the revised future amortization expense as of March 31, 2008 for the Company’s intangible assets based on the changes discussed above.

b.	Patent pending costs of $424,000 are not included in the chart above. These costs will be amortized beginning the month the patents are granted.

Intangible Impairment — The Company acquired Photonic Detectors Inc. (PDI) in December of 2004 and recorded an intangible asset related to the customer list. In fiscal year ended March 31, 2007 the Company dissolved PDI. As a result of this dissolution and a review of the future cash flows from the customer list, management determined that the intangible customer list asset no longer had value and was written off.

Impairment of Goodwill – The Company’s evaluation of Goodwill for the year ended March 31, 2008 indicated that there was no impairment. As a result of the Company’s annual goodwill impairment evaluation in prior years, goodwill recorded from the 2003 Texas Optoelectronics Inc. acquisition of approximately $1.4 million was reduced $140,000 in FY 2007, based on the net present value of the estimated future cash flow as a result of the acquisition.

5.	Line of Credit
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

The Loan Agreement contains customary representations, warranties and financial covenants including a maximum debt service coverage ratio (as defined in the agreement). The interest rate is variable based on the prime rate and is adjusted quarterly. The maximum interest rate will equal the prime rate. Prime rate at March 31, 2008 was 5.25%. The loan maturity date is now July 1, 2008. The Company did not meet the debt service coverage ratio at March 31, 2008 and the Loan Agreement was subsequently amended as described in footnote 17.

The Loan Agreement is guaranteed by each of API’s wholly-owned subsidiaries and the loan is secured by a Security Agreement among API, its Subsidiaries and Fifth Third, pursuant to which API and its subsidiaries granted to Fifth Third a first-priority security interest in certain described assets

6.	Long-Term Debt and Notes Payable
In October 2004, the Company entered into a definitive agreement for the private placement to four institutional investors of $5.0 million aggregate principal amount of its senior convertible notes (Convertible Debt 1st Tranche). The original Securities Purchase Agreement was filed with the Securities and Exchange Commission on October 12, 2004. The notes were convertible at the option of the holder under certain circumstances into shares of the Company’s Class A Common Stock at an initial conversion price of $1.9393 per share, subject to adjustment. The notes paid interest at an annual rate of prime plus 1% and had a majority date of October 12, 2007.

In connection with the agreement, costs of approximately $646,000 were incurred which were being amortized over the 36-month term of the agreement or expensed when the notes are converted. In March 2006, the amortization of prepaid capital finance expense was accelerated to reflect the portion of the convertible notes that were converted during the year. In March 2007, the Company paid off the SBBT Term Loan and Line of Credit. The remaining portion of the capital finance expense related to the SBBT loan agreement was accelerated and written off in March 2007.

In connection with the transaction, the Company had issued to the investors five-year warrants to purchase 850,822 shares of the Company’s Class A Common Stock at an exercise price of $2.1156 per share, subject to adjustment. The Company had agreed to register the shares of common stock issuable upon conversion of the notes and upon exercise of the warrants for resale under the Securities Act of 1933. The investors had the option for a period of one year following effectiveness of the registration statement to acquire an additional $5.0 million aggregate principal amount of the notes with an initial conversion price of $2.1156 per share and five-year warrants purchasing an additional 850,822 shares of common stock. The original terms of the warrants issued and, the additional warrants to be issued, in the private placement to the investors were also modified on March 9, 2005 to reduce the exercise price from $2.1156 per share of Class A Common Stock of API to $1.78 per share. Similarly, on March 9, 2005, the terms of the notes issued in connection with the private placement (the Notes) were modified to (i) provide that the interest rate shall not be less than 6.5% at any time, (ii) increase the amount of “Permitted Indebtedness” (as such term is defined in the Notes) from $3.0 million to $6.0 million and (iii) decrease the amount of “Permitted Acquisition Indebtedness” (as such term is defined in the Notes) from $6.0 million to $3.0 million. In addition, the investors in the private placement agreed to subordinate, pursuant to a form of subordination agreement in form and substance reasonable satisfactory to them, (i) the principal and interest payments on the Notes to the “Permitted Bank Debt” (as such term is defined in the letters of agreement) and (ii) their liens on the Company’s assets to any lien granted by the Company as security for the “Permitted Bank Debt”.

In accordance with APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”, the Company recorded a discount to the note of $1.3 million to account for the fair value associated with the detachable warrants. Upon any exercise of the conversion feature, the notes would then be converted from debt to equity. A copy of the original agreement and all related documents were filed with the Securities and Exchange Commission on October 12, 2004 on Form 8-K, and the foregoing summary is qualified in its entirety by reference thereto.

During FY 2006, $3.5 million of the $5 million Convertible debt was converted into approximately 1,792,000 shares of Class A Common Stock leaving a Convertible Debt 1st Tranche balance of $1.5 million (net of discount) at March 31, 2007. In addition, 170,164 of the warrants were converted and the Company received $299,490 in cash. At March 31, 2007, the balance of unexercised warrants was 680,658.

In September 2005, the Company issued $1.0 million of convertible debt, with an interest rate of prime plus 1%, a maturity date of October 12, 2007 and warrants to purchase 170,164 shares of common stock (Convertible Debt 2nd Tranche). The Company originally valued the warrants and recorded an increase to additional paid-in-capital amounting to $27,000. Subsequently, the Company determined that the beneficial conversion option and the warrants should have been valued using the “Intrinsic Value” approach. Accordingly, the Company recognized a $1.0 million debt discount on the $1.0 million principal value of the convertible note payable and the debt discount was amortized over the life of the note. The note was converted in November 2005 into 472,678 shares of Class A Common Stock. In addition, 85,082 of the warrants were converted and the Company received $151,446 in cash. At March 31, 2007, the balance of unexercised warrants was 85,082.

In March 2006, the Company issued $4.0 million of convertible debt (Convertible Debt 2nd Tranche), with an interest rate of prime plus 1%, a maturity date of October 12, 2007 and warrants to purchase 680,658 shares of common stock. The Company originally valued the warrants and recorded an increase to additional-paid-in- capital amounting to $1.8 million. Subsequently, the Company determined that the beneficial conversion options and warrants should have been valued using the “Intrinsic Value” approach. Accordingly, the Company recognized a $2.7 million debt discount on the $4.0 million principal value of the convertible note payable and was amortizing the debt discount to interest expense over the life of the note. At March 31, 2007, the Convertible Debt 2nd Tranche was $2.7 million (net of the debt discount).

In connection with the placement of the Convertible Notes in October 2004, September 2005 and March 2006, the Company issued detachable warrants granting the holders the right to acquire 1,446,398 shares of the Company’s common stock at $1.78 per share. The warrants were to expire five years from the date of registration. In accordance with Emerging Issues Task Force Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), the Company allocated the value attributable to the warrants ($1.9 million) to additional paid-in capital and recorded a corresponding discount against the Convertible Notes. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model and the following assumptions: contractual terms of 5 years, an average risk free interest rate of 4.9%, a dividend yield of 0%, and volatility of 72%, 52% and 52%, respectively.

As a result of the common stock private placement, completed on September 14, 2007(see note 10), the anti-dilution clause of the Convertible Notes was triggered; increasing the number of shares issuable, if converted, by 104,047 and decreasing the weighted average conversion price to $1.99 from $2.06. In addition the number of warrants increased by 29,500 and the exercise price of the warrants decreased to $1.7444 from $1.78. The Company recorded the intrinsic value attributable to the additional shares and warrants issued of $306,000 as additional debt discount with an offset to Additional Paid in Capital. In accordance with EITF 00-27, the $306,000 was amortized to interest expense over the remaining life of the convertible notes, $134,000 of which was during the quarter ended September 28, 2007, and the remaining $172,000 was amortized in the third quarter ending December 28, 2007.

In October 2007, the Company retired the outstanding convertible notes of $5.5 million. The convertible note holders converted a total of $3.1 million into 1,601,323 shares of the Company’s common stock and the Company retired the balance of $2.4 million, plus interest, in cash.

During the third quarter of FY 2008, warrant holder Bluegrass LTD, exercised their right to purchase 86,817 shares of the Company’s common stock at $1.7444 per share for $ 151,444 in two stages. In October, 2007, this holder of warrants exercised their right to purchase 50,000 shares of the Company’s common stock for $87,220 at $1.7444 per share. On November 8, 2007, this same holder of warrants exercised their right to purchase their final 36,817 shares of the Company’s common stock for $64,224 at $1.7444 per share.

For the twelve month period ended March 31, 2008 and March 31, 2007, the Company recorded non-cash interest expense in the amount of $1.7 million and $1.5 million, respectively, in connection with the Convertible Notes discount.

In May 2005, the Company borrowed $2.7 million from a regional bank. Scheduled repayments were principal of $75,000 per month, plus interest, until maturity on May 2, 2008. This loan was paid in full in March 2007.

In March, 2007, API, as Lessee, entered into a Master Equipment Lease Agreement with Fifth Third Leasing Company, as Lessor, to finance the purchase of new manufacturing equipment up to an aggregate of $2.3 million (Lease). API purchased equipment under the Lease until June 30, 2007. The Lease expires May 2012. The interest rate is a variable rate based on the prime rate plus 0.125%. API’s obligations under the Lease are secured by a first priority security interest in the purchased equipment and are guaranteed by API’s subsidiaries.

The Lease contains standard contract provisions regarding the Lessee's obligations to make payment, to maintain the equipment and to keep it insured and events constituting a default under the Lease. The Lease further provides that if no event of default exists at the end of the Lease term, the Company has the option to purchase the Equipment for $1.00. This lease has been accounted for as a capital lease in accordance with SFAS No. 13, “Accounting for Leases”. The balance on this loan at March 31, 2008 was $1.9 million.

Year Ended March 31,	Future minimum capital lease payments
2009	$552,000
2010	527,000
2011	502,000
2012	477,000
2013	78,000
2014 & after	—
Total	$2,136,000
Less: amounts representing interest	(219,000)
Total	$1,917,000
Current portion	460,000
Long-term portion	1,457,000

The Michigan Economic Development Corporation (MEDC) entered into two loan agreements with Picometrix LLC, one in fiscal 2004 (MEDC-loan 1) and one in fiscal 2005 (MEDC-loan 2). Both loans are unsecured.

MEDC-loan 1 is for an amount up to $1.0 million with an interest rate of 7% and is fully amortized by the end of an eight year period (ending on September 15, 2012). Interest accrued, but unpaid in the first four years of this agreement will be added to the then outstanding principal of this Note. In October 2008, interest will begin to accrue on the restated principal amount. Commencing in October 2008, the Company will pay MEDC the restated principal and accrued interest on any unpaid balance over the remaining four years. In September 2004, the Company borrowed $750,000 against the Note. In the fourth quarter of FY 2007, the Company borrowed an additional $ 172,000. In the first quarter of FY 2008, the Company borrowed the final $103,000 against this initial MEDC loan.

MEDC-loan 2 is for an amount up to $1.2 million with an interest rate of 7% and is fully amortized by the end of a six year period (ending on September 15, 2011). Interest accrued, but unpaid in the first two years of this agreement will be added to the then outstanding principal of this Note. During the third year of this agreement, the Company will pay interest on the restated principal of the Note. Commencing in October 2008, the Company will pay MEDC the restated principal and accrued interest on any unpaid balance over the remaining three years. In September 2005 the Company borrowed $600,000 against the $1.2 million. In May, 2007, the Company borrowed an additional $168,000. On September 15, 2007, principal was restated to include $87,000 of accrued interest. During the 3rd quarter of FY 2008, the Company borrowed the final $431,000 against MEDC-loan 2.

As a result of the acquisition of Picotronix, Inc. (dba Picometrix, Inc.), the Company issued promissory notes to the stockholders of Picometrix, (Debt to Related Parties) (see note 15). The notes are payable in annual installments of varying amounts through May 2009. The notes bear interest at a rate of prime plus 1.0% and are secured by all of the intellectual property of Picometrix. API has the option of prepaying the notes without penalty.

Debt Maturity Table (in 000’s)

	Balance 3/31/07	Balance 3/31/08	FY2009	FY2010	FY2011	FY2012	FY2013	FY2014 & Beyond
Credit Line – Fifth Third Bank	$741	$1,300	$1,300	$—	$—	$—	$—	$—
Debt to Related Parties	2,401	1,851	900	951	—	—	—	—
MEDC loans	1,522	2,311	62	538	577	619	448	67
Convertible Debt 1st Tranche	1,439	—	—	—	—	—	—	—
Convertible Debt 2nd Tranche	2,722	—	—	—	—	—	—	—
Capital Lease Obligation	1,867	1,917	460	460	460	460	77	—
TOTAL	$10,692	$7,379	$2,722	$1,949	$1,037	$1,079	$525	$67

7.	Capitalization

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

The Company has authorized 10,000,000 shares of Preferred Stock, of which 780,000 shares have been designated Class A Redeemable Convertible Preferred Stock with a par value of $.001 per share. At March 31, 2007, 40,000 shares of Class A Redeemable Convertible Preferred Stock (Class A Preferred) were issued and outstanding. The Class A redeemable convertible preferred stock is recorded at its issuance price of $.80 per share, which is also the liquidation preference price per share, or a total of $32,000 with respect to all such shares outstanding. The Class A Preferred Stock is redeemable at any time, at the option of the holder, into .3 shares of Class B Common Stock for each share of Class A Preferred Stock converted. This clause has since lapsed and consistent with the Company’s disclosure, the preferred stock is now redeemable at the Company’s option for $.80 per share at any time. . Accordingly, the Company, in accordance with SAB Topic 3C and EITF Topic D-98 reclassified the Class A redeemable convertible preferred stock as equity, at par value ($.001 per share) with the balance recorded as Additional Paid in Capital. The Class A Preferred stockholders do not have voting rights except as required by applicable law.

8.	Stock Based Compensation

The Company has five stock equity plans: The 1990 Incentive Stock Option and Non-Qualified Stock Option Plan, the 1991 Directors’ Stock Option Plan (The Directors’ Plan), the 1997 Employee Stock Option Plan, the 2000 Stock Option Plan and the 2007 Equity Incentive Plan. As of March 31, 2008, there were 84,500 shares available for issuance under the 1991 Directors’ Plan, 100,000 shares available for issuance under the 1997 Plan, 12,500 shares available for issuance under the 2000 Plan and 2,484,000 shares available for issuance under the 2007 Plan.

As of March 31, 2008, the Company’s various equity plans provide for the granting of non-qualified and incentive stock options and restricted stock awards to purchase up to 2,681,000 shares of common stock. Options typically vest at the rate of 25% per year over four years and are exercisable up to ten years from the date of issuance. The Directors’ Plan typically vests at the rate of 50% per year over two years. Under these plans, the option exercise price equals the stock’s market price on the date of grant. Options and restricted stock awards may be granted to employees, officers, directors and consultants.

Stock option transactions for fiscal years 2007 and 2008 are summarized as follows:

	Shares (000)	Weight Average Exercise Price
Outstanding, March 31, 2006	3,014	$1.74
Exercisable, March 31, 2006	2,025	$1.64

Outstanding, March 31, 2006	3,014	$1.74
Granted	90	$2.81
Exercised	(341)	$1.04
Expired	(223)	$1.74
Outstanding, March 31, 2007	2,540	$1.90
Exercisable, March 31, 2007	1,978	$1.81

Outstanding, March 31, 2007	2,540	$1.90
Granted	161	$1.87
Exercised	(98)	$0.78
Expired	16	$(0.08)
Outstanding, March 31, 2008	2,619	$1.92
Exercisable, March 31, 2008	2,198	$1.87

The intrinsic value of options exercised in fiscal years 2008 and 2007 was approximately $116,000 and $375,000, respectively.

Information regarding stock options outstanding as of March 31, 2008 is as follows:

		Options Outstanding
	(in 000s)	Weighted Average	Weighted Average
Price Range	Shares	Exercise Price	Remaining Life

$0.50 - $1.25	854	$0.78	0.87
$1.50 - $2.50	1,049	$2.00	6.98
$2.87 - $5.34	716	$3.18	5.74

		Options Exercisable
	(in 000s)	Weighted Average	Weighted Average
Price Range Shares	Shares	Exercise Price	Remaining Life

$0.50 - $1.25	853	$0.77	0.87
$1.50 - $2.50	730	$2.00	6.77
$2.87 - $5.34	615	$3.24	5.37

The Company accounts for stock-based incentives plans, in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (SFAS No. 123(R)). Accordingly, the Company estimates the fair value of stock-based awards utilizing the Black-Scholes pricing model. The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include:

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
• A dividend yield of zero has been assumed for awards issued for the years ended March 31, 2008 and March 31, 2007, based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.
• The Company has based its risk-free interest rate assumption for awards issued during the years ended March 31, 2008 and March 31, 2007 on the implied yield available on U.S. Treasury issues with an equivalent expected term.
• The forfeiture rate for awards issued during the years ended March 31, 2008 and March 31, 2007 were approximately 18.7% and was based on the Company’s actual historical forfeiture trend.

	Year Ended
	March 31, 2008	March 31, 2007
Option Plan Shares:
Expected term (in years)	6.3	6.5
Volatility	49. 8%	47.8%
Expected dividend	0%	0%
Risk-free interest rate	4.4%	5.0%
Weighted-average grant date fair value	$1.09	$1.35

Under the provisions of SFAS No. 123(R), the Company recorded $230,000 and $361,000 of stock compensation expense in our consolidated statements of operations for the years ended March 31, 2008 and March 31, 2007, respectively.

The table below lists the classification of the Stock Based Compensation Expense for the years ended March 31, 2008 and March 31, 2007.

	2008	2007
Cost of Products Sold	$15,000	—
Research and development expense	58,000	—
General and Administrative expense	143,000	361,000
Sales and Marketing expense	14,000	—
Total Stock Based Compensation	$230,000	$361,000

At March 31, 2008, the total stock-based compensation expense related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $144,000. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 3.1 years and will be adjusted for subsequent changes in estimated forfeitures.

9.	Wafer Fabrication consolidation and Dodgeville closure

Wafer Fabrication consolidation - The Company is in the process of consolidating and modernizing its wafer fabrication facilities. Prior to this consolidation the Company had excess wafer fabrication capacity at its three locations (including Dodgeville, WI), with the Ann Arbor, MI facility having the most modern infrastructure. The wafer fabrication facilities and equipment in its Wisconsin and California facilities had similar capabilities and both required substantial upgrade and improvement in order to maintain production capabilities. Since the Ann Arbor facility, when equipped, would have the physical capacity to produce all of the Company’s current and foreseeable wafer requirements and would not significantly impact current production requirements during any upgrade process, management decided to consolidate all optoelectronic wafer fabrication into the Ann Arbor facility. Even though the Company had excess capacity in its Wisconsin and California production facilities, no abnormally low production levels were experienced. Unallocated overheads were recognized as an expense in the period in which they were incurred in accordance with SFAS No. 151, “Inventory Costs”, during the normal course of business.

The Company estimates its wafer fabrication consolidation expense will be approximately $2.4 million to complete its consolidation of this business. Projected costs consist of labor and associated expense of $1.1 million, travel and relocation costs of $169,000, accelerated depreciation expense on de-commissioned assets of $150,000 and supplies, consulting and other related costs of $854,000. To date the Company has incurred approximately $2.0 million of such expense the balance expected to be incurred through the remainder of the project is projected to be approximately $400,000. In accordance with SFAS No. 146, “Accounting for Cost Activities Associated with Exit or Disposal Activities”, all costs associated with the consolidation are recorded as expenses when incurred. Upon fiscal year 2009 completion of the wafer fabrication consolidation, the Company expects cost reduction through elimination of duplicate expenditures and yield improvements as well as an increase in new product development capability.

Dodgeville closure - During the 3rd quarter of fiscal year 2008, the Company recorded $534,000 in restructuring charges related to the consolidation of the Dodgeville, WI facility into the Camarillo, CA facility. These charges included $243,000 for severance and benefits, $266,000 for manufacturing transfer cost, and $25,000 for lease costs. This consolidation accounted for the termination of 30 employees. Of these reductions to headcount, 26 were in manufacturing, 1 in research and development and 3 in sales, general and administration functions. As of the end of the 3rd quarter of fiscal year 2008, all of these employees were terminated. All closure restructuring charges were paid in the 3rd quarter of fiscal year 2008. The Camarillo, CA and Dodgeville, WI facilities both had the same hybrid manufacturing and assembly capabilities, but combined represented excess capacity. As a result, management decided to reduce this excess capacity and consolidate into the California facility.

10.	Equity

Shareholders’ Equity Transactions
On September 14, 2007, The Company completed a private placement (the “Offering”) described in the Company’s form 8-K filed on September 7, 2007. Each unit sold by the Company in the Offering consisted of four (4) shares of the Company’s Class A Common Stock, par value $0.001 per share (the “Offering Shares”) and one (1) five year warrant exercisable for one share of Common Stock at an exercise price of $1.85 (each a “Warrant”). The Company sold a total of 741,332 units (consisting of 2,965,332 Offering Shares and 741,332 Warrants), of which 33,000 units (consisting of 132,000 Offering Shares and 33,000 Warrants) were to Related Parties at the prevailing closing stock price of $1.83 per share, for an aggregate purchase price of $4.5 million. The offer and sale of the Offering Shares and Warrants were made pursuant to Rule 506 promulgated pursuant to the Securities Act and each of the investors is an “accredited investor” as defined by Rule 501 promulgated pursuant to the Securities Act.

The schedule below shows the outstanding warrants at March 31, 2008, more fully described in Note 6 and the paragraph above:

Warrants Outstanding & Exercisable

	(in 000s) Shares	Exercise Price	Remaining Life (in yrs)
Convertible Note – 1st Tranche	695	$1.7444	2.1
Convertible Note – 2nd Tranche	781	$1.7444	3.5
Private Placement	741	$1.85	4.5
Total	2,217

11.	Foreign Sales

In FY 2008 and 2007, the Company had export sales of approximately $3.5 million and $4.4 million, respectively, made primarily to customers in North America, Asia and Europe. All foreign sales are denominated in U.S. dollars. Sales to specific countries, stated as a percentage of total sales, consist of the following:

	2008	2007
Australia	—	—
Canada	1%	1%
Germany	3%	10%
Hong Kong	—	1%
Israel	—	1%
Japan	1%	1%
United Kingdom	7%	4%
All other countries	3%	1%
Total export sales	15%	19%

12.	Employees’ Retirement Plan

The Company maintains a 401(k) Plan which is qualified under the Internal Revenue Code. All full-time employees are eligible to participate in the Plan. Employees may make voluntary contributions to the Plan, which is matched by the Company at the rate of $1.00 for every $1.00 of employee contribution up to 3% of wages, and $.50 for every $1.00 of employee contributions on the next 2% of wages, subject to certain limitations. Employer contributions are fully vested when earned. The Company contributions and administration costs recognized as expense were approximately $272,000 and $255,000 in FY 2008 and 2007, respectively.

13.	Income Taxes

At March 31, 2008, the Company had net operating loss carry forwards (NOL’s) of approximately $25.7 million for Federal income tax purposes and $4.7 million for state income tax purposes that expire at various dates through fiscal year 2028. The tax laws related to the utilization of loss carry forwards are complex and the amount of the Company’s loss carry forward that will ultimately be available to offset future taxable income may be subject to annual limitations under IRC Section 382 resulting from changes in the ownership of the Company’s common stock.

The Company performed an analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code had occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of the net operating loss carry forwards attributable to periods before the change.  As of March 31, 2008, the Company believes there are no limitations on the use of these federal NOLs.

At March 31, 2008, our net deferred tax asset before consideration of a valuation allowance was approximately $7.9 million, mainly consisting of net operating loss carryforwards which expire at various amounts over an approximate 20 year period. In assessing the realizability of deferred tax assets, the Company has determined that at this time it is “more likely than not” that deferred tax assets will not be realized , primarily due to uncertainties related to its ability to utilize the net operating loss carryforwards before they expire based on the negative evidence of its recent years history of losses, including tax losses in two of the last three years and cumulative taxable losses over the past three years, outweighing the positive evidence of taxable income projections in future years. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during those periods in which those temporary differences become deductible or within the periods before NOL carry forwards expire. During the year ended March 31, 2008, the company recorded a full valuation allowance on its net deferred tax assets and recognized an income tax provision of approximately $1.2 million.

The current tax provisions for the year ended March 31, 2007 was composed of Wisconsin state income tax.

Below are reconciliations between the provisions for income taxes compared with the amounts at the United States federal statutory rate:

Years Ended	March 31, 2008	March 31, 2007
Federal income tax at statutory rates	$(2,857,000)	$(1,899,000)
State income taxes, net of federal benefit	(110,000)	(93,000)
Change in NOL carry-forwards	757,000	1,189,000
Change in valuation allowance	3,331,000	(1,189,000)
Change in R&E credit carry-forwards	(29,000)	(13,000)
Other	(165,000)	(22,000)
Permanent items	298,000	1,107,000
Effective federal income tax	$1,225,000	$(920,000)

The Company’s net deferred tax assets consist of the following components, for fiscal years 2008 and 2007:

	2008	2007
Sec. 263A adjustment	$55,000	$45,000
Accrued bonus	—	103,000
Inventory reserve	267,000	270,000
Utility accruals	4,000	—
Warranty reserve	34,000	33,000
Accounts receivable allowance	6,000	20,000
Accrued vacation	43,000	51,000
Charitable contributions	10,000	8,000
NOL Carryforwards	8,760,000	7,524,000
Accumulated amortization	365,000	305,000
Accumulated depreciation	(163,000)	(57,000)
R&D credits	442,000	563,000
Goodwill amortization	322,000	322,000
California Mfg. credit	39,000	39,000
Other	—	—
Total	$10,184,000	$9,226,000
Valuation allowance	(7,864,000)	(4,533,000)
Deferred tax liability – Intangibles related to Picometrix acquisition	(2,320,000)	(3,089,000)
Deferred tax-beneficial conversion	—	(379,000)
Net deferred tax asset	$0	$1,225,000

At March 31, 2008 the Company had net operating loss carry forwards for federal tax of approximately $25,743,000 that expires between 2009 and 2028, and approximately $4,711,000 for California state tax that expires between 2013 and 2018.

At March 31, 2008 the Company’s Federal R&D tax credit carry forwards totaled approximately $1,325,000. These will expire annually at March 31 over the next twenty (20) years.

14.	Net Income (Loss) Per Share

Calculations of Net income (loss) per share are in accordance with SFAS No. 128, “Earnings per Share”. Accordingly, basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares outstanding for each year.

The diluted loss per share for FY 2008 and FY 2007 were the equivalent of basic loss per share because of the net loss in each period.  Stock options granted to Company employees, directors, and former owners, warrants granted to convertible note holders, warrants granted in association with the private placement (note 10), and other potentially dilutive instruments that were excluded from the calculation of earnings per share in the financial statements because they were anti-dilutive for the periods reported were approximately 4,416,000 shares in FY 2008 and 3,424,000 in FY 2007.

15.	Related Party Transactions

The Company’s only significant related party transactions relate to the payment of principal and interest on Debt to Related Parties. On March 31, 2008 the remaining balance on the notes was $1.9 million. The Company paid $550,000 of principal and $129,000 in interest to the note holders in FY 2008. Robin Risser and Steve Williamson, the Company’s CFO and CTO, respectively, are the note holders.

16.	Commitments & contingencies

Leases - The Company leases all of its executive offices, research, marketing and manufacturing facilities under non-cancellable operating leases. At March 31, 2008, those leases consisted of approximately 80,300 square feet in two facilities. The facility located in Camarillo, California is leased through February 2009. The facility located in Ann Arbor, Michigan is comprised of the corporate office and the Picometrix LLC manufacturing plant and is leased through June 2010, with two five year options to renew at the current lease rate with a CPI adjuster. In addition, the Company has the right of first refusal to purchase the facility. The Company believes that its existing facilities are adequate to meet its needs for the foreseeable future. Minimum future lease payments under all non-cancellable operating leases are as follows:

2008	$1,190,000
2009	1,190,000
2010	705,000
2011	176,000
Total	$3,261,000
Rent expense was approximately $1.3 million and $1.3 million in FY 2008 and 2007, respectively.

Legal - The Company is, from time to time, subject to legal and other matters in the normal course of its business. While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

17.	Subsequent Events

As disclosed in the Form 8-K filed with the SEC on May 1, 2008, the Company and Messrs. Risser and Williamson entered into amendments to the Notes (see Note 15) to extend the due date for the third installment under each of the Notes (in the aggregate amount of $900,000) to December 1, 2008 from the original agreement payment date of May 1, 2008. Prior to entering into the Amendments, the transaction was reviewed and approved by the Company’s Audit Committee pursuant to the Company’s policies relating the review and approval of related party transactions since Mr. Risser currently serves as the Company’s Chief Financial Officer and Mr. Williamson currently serves as the Company’s Chief Technology Officer.

On October 12, 2007 API was served with a summons and complaint filed by Opto Diode Corporation in the Central District of California for patent infringement. The infringement is in reference to a product that the Company purchased from InfraTech, which was part of the PDI acquisition. The Company sold less than $30,000 of the named product since the acquisition. The Company settled on June 10, 2008 with Opto Diode Corporation without prejudice and without any financial payment and agreed to stop selling products which were in question. The Company is pursuing a claim for indemnity against InfraTech to recover legal fees and costs incurred in defending the patent claims brought by Opto Diode Corporation.

On June 30, 2008 the Company entered into an amendment to the business loan agreement with Fifth Third Bank with the following terms: The Loan Agreement contains customary representations, warranties and financial covenants including minimum debt service coverage ratio (as defined in the agreement).The Company expects to be in compliance with these terms. The interest rate is variable based on the prime rate plus 2% and is adjusted quarterly. The Prime rate at June 30, 2008 was 5.0%. The new loan maturity date is now October 1, 2008. The new revolving line of credit is $2.5 million (formerly $3.0 million) with a minimum compensating balance requirement of $500,000 (formerly $1.5 million).

18.	Quarterly Financial Data

The table below lists financial information (unaudited) by quarter for each of the two fiscal years ending March 31, 2008 and 2007.
	First	Second	Third	Fourth	Total Year
2008
Net Sales	$6,145,000	$6,529,000	$5,306,000	$5,235,000	$23,215,000
Cost of Sales	3,675,000	3,784,000	3,431,000	3,450,000	14,340,000
Gross Profit	2,470,000	2,745,000	1,875,000	1,785,000	8,875,000
Research & Development Expenses	896,000	1,016,000	1,034,000	1,272,000	4,218,000
Selling, General & Administrative Expenses	2,650,000	2,497,000	3,117,000	2,397,000	10,658,000
Net Income (Loss)	$(1,906,000)	$(1,857,000)	$(2,726,000)	$(3,139,000)	$(9,628,000)
Basic Income (Loss) per Common Share	$(0.10)	$(0.09)	$(0.11)	$(0.13)	$(0.44)
Diluted Income (Loss) per Common Share	$(0.10)	$(0.09)	$(0.11)	$(0.13)	$(0.44)
Weighted Average Common Shares Outstanding	19,258,000	19,906,000	23,804,000	23,926,000	21,770,000

2007
Net Sales	$5,668,000	$5,878,000	$5,881,000	$6,161,000	$23,588,000
Cost of Sales	3,191,000	2,997,000	2,997,000	3,508,000	12,693,000
Gross Profit	2,477,000	2,881,000	2,884,000	2,653,000	10,895,000
Research & Development Expenses	969,000	1,019,000	1,005,000	1,019,000	4,012,000
Selling, General & Administrative Expenses	2,243,000	2,441,000	2,214,000	3,181,000	10,079,000
Net Income (Loss)	$(1,234,000)	$(1,124,000)	$(964,000)	$(1,324,000)	$(4,646,000)
Basic Income (Loss) per Common Share	$(0.07)	$(0.06)	$(0.05)	$(0.07)	$(0.24)
Diluted Income (Loss) per Common Share	$(0.07)	$(0.06)	$(0.05)	$(0.07)	$(0.24)
Weighted Average Common Shares Outstanding	18,980,000	19,026,000	19,089,000	19,165,000	19,065,000

During the fourth quarter of fiscal year 2008, the Company recorded a tax provision of $1,225,000 to fully reserve its net deferred tax asset.

Item 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

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

Disclosure Controls - As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (or Exchange Act)). Based on management’s evaluation (with the participation of the chief executive officer and chief financial officer), as of the end of the period covered by this report, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective.

Management’s Report on Internal Control Over Financial Reporting – Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2008 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform, an audit on our internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only managements’ report in this Annual Report.

Changes in Internal Controls - During our most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 10.	DIRECTORS AND OFFICERS AND CORPORATE GOVERNANCE

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

Item 11.	EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the Company’s Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2008, the aggregated information pertaining to all securities authorized for issuance under the Company’s equity compensation plans:
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by shareholders	2,198,400	$1.87	2,681,000	(1)
Equity compensation plans not approved by shareholders	-	-	-
Total	2,198,400	$1.87	2,681,000	(1)

(1) Represents shares issuable upon the grant of restricted stock and stock options.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The response to this item is incorporated by reference from the Company’s Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The response to this item is incorporated by reference from the Company’s Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following is a list of the financial statements, schedules and exhibits filed herewith.

(1) Financial Statements: No financial statements have been filed with this Form 10-K other than those listed in Item 8.

(2) Financial Statement Schedules: The following additional financial statement schedule is furnished herewith pursuant to the requirements of Form 10-K.

SCHEDULE II
ADVANCED PHOTONIX, INC.

Valuation and Qualifying Accounts

		Additions
	March 31, 2007	Charged to Expense	Charged to Other Accounts	Deductions	March 31, 2008
Allowance for doubtful accounts	$51,000	$9,000	$—	$46,000	$14,000
Inventory reserves	$924,000	$363,000	$—	$303,000	$984,000
Warranty reserves	$83,000	$2,000	$—	$—	$85,000
Deferred tax valuation allowance	$4,533,000	$1,225,000	$2,106,000	$—	$7,864,000

		Additions
	March 31, 2006	Charged to Expense	Charged to Other Accounts	Deductions	March 31, 2007
Allowance for doubtful accounts	$46,000	$42,000	$—	$37,000	$51,000
Inventory reserves	$2,181,000	$147,000	$—	$1,404,000	$924,000
Warranty reserves	$63,000	$20,000	$—	$—	$83,000
Deferred tax valuation allowance	$5,722,000	$—	$—	$1,189,000	$4,533,000

All other schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are disclosed in the accompanying consolidated financial statements, or are inapplicable and, therefore, have been omitted.

(3) Exhibits: The following is a list of the exhibits filed as part of this Form 10-K.

Exhibit
Number	Description
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

10.1	Advanced Photonix, Inc. 1991 Special Directors Stock Option Plan – incorporated by reference to Exhibit 10.9 to the Registrant's March 31, 1991 Annual Report on Form 10-K

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

10.5
Advanced Photonix, Inc. 2000 Stock Option Plan, as amended – incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K, as filed with the Securities and Exchange Commission on November 19, 2004

10.6
Advanced Photonix, Inc. 2007 Equity Incentive Plan – incorporated by reference to the Registrant’s Exhibit A to the Proxy Statement relating to its 2007 Annual Meeting of Stockholders, as filed July 16, 2007 on Form 14A

10.7
Form of Director Restricted Stock Agreement under the 2007 Equity Incentive Plan — incorporated by reference to Exhibit 4.4 to the Registrant's Form S-8 on Registration Statement No. 333-147012, as filed with the Securities and Exchange Commission on October 30, 2007

10.8
Form of Employee Restricted Stock Agreement under the 2007 Equity Incentive Plan — incorporated by reference to Exhibit 4. to the Registrant's Form S-8 on Registration Statement No. 333-147012, as filed with the Securities and Exchange Commission on October 30, 2007

10.9
Form of Employee Stock Option Agreement under the 2007 Equity Incentive Plan — incorporated by reference to Exhibit 4.6 to the Registrant's Form S-8 on Registration Statement No. 333-147012, as filed with the Securities and Exchange Commission on October 30, 2007

10.10	Advanced Photonix, Inc. Executive Incentive Compensation Plan — incorporated by reference to Exhibit 10.1 to the Registrant’s December 28, 2007 Quarterly report on Form 10-Q

10.11
Lease Agreement dated February 23, 1998 between Advanced Photonix, Inc. and High Tech No. 1, Ltd. - incorporated by reference to Exhibit 10.9 to the Registrant's March 29, 1998 Annual Report on Form 10-K

10.12
Form of Indemnification Agreement provided to Directors and Principal Officers of Advanced Photonix, Inc. - incorporated by reference to Exhibit 10.15 to the Registrant’s December 28, 1997 Quarterly report on Form 10-Q

10.20
Securities Purchase Agreement, Registration Rights Agreement, Senior Subordinated Convertible Note, Warrant to Purchase Class A Common Stock, and Additional Investment Right dated October 12, 2004 between Advanced Photonix, Inc. and private investors – incorporated by reference to Exhibits 10.13 through 10.13.4 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on October 12, 2004

10.20.1
Letters of Agreement amending the Securities Purchase Agreement and Warrant to Purchase Class A Common Stock, dated March 9, 2005, between Advanced Photonix, Inc. and private investors – incorporated by reference to Exhibits 10.2 through 10.5 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2005

10.26.1
Promissory Note between Picotronix, Inc. and Advanced Photonix, Inc., dated March 10, 2005 – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 14, 2005

10.26.2
Secured Promissory Note between Advanced Photonix, Inc. and Robin Risser, dated May 2, 2005 – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 6, 2005

10.26.3
Amendment dated May 1, 2008 to Secured Promissory Note dated May 2, 2005 by and between Advanced Photonix, Inc. and Robin Risser — incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 2, 2008

10.26.4
Secured Promissory Note between Advanced Photonix, Inc. and Steven Williamson, dated May 2, 2005 – incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 6, 2005

10.26.5
Amendment dated May 1, 2008 to Secured Promissory Note dated May 2, 2005 by and between Advanced Photonix, Inc. and Steven Williamson — incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 2, 2008

10.26.6
Employment Agreement between Advanced Photonix, Inc. and Robin Risser, dated May 2, 2005 – incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 6, 2005

10.26.7
Amendment Number 1 to Employment Agreement dated May 2, 2005 by and between Advanced Photonix, Inc. and Robin Risser — incorporated by reference to Exhibit 10.2 to the Registrant’s December 28, 2007 Quarterly report on Form 10-Q

10.26.8
Employment Agreement between Advanced Photonix, Inc. and Steven Williamson, dated May 2, 2005 – incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on May 6, 2005

10.26.9
Amendment Number 1 to Employment Agreement dated May 2, 2005 by and between Advanced Photonix, Inc. and Steven Williamson — incorporated by reference to Exhibit 10.3 to the Registrant’s December 28, 2007 Quarterly report on Form 10-Q

10.27
Loan Agreement between Advanced Photonix, Inc. and Fifth Third Bank, dated March 6, 2007 – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 9, 2007

10.27.1
Promissory Note by Advanced Photonix, Inc. in favor of Fifth Third Bank, for $2,000,000 dated March 6, 2007 – incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 9, 2007

10.27.2
Security Agreement among Advanced Photonix, Inc., Silicon Sensors, Inc., Picometrix, LLC, and Fifth Third Bank – incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 9, 2007

10.27.3
Master Equipment Lease Agreement between Advanced Photonix, Inc. and Fifth Third Leasing Company dated March 6, 2007 – incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 9, 2007

10.27.4
Interim Funding Schedule between Advanced Photonix and Fifth Third Leasing Company – incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on March 9, 2007

10.27.5
First Amendment dated November 13, 2007 between Advanced Photonix, Inc. and Fifth Third Bank to that certain Business Loan Agreement dated as of March 6, 2007 – incorporated by reference to Exhibit 10.4 to the Registrant’s Form 10-Q/A, as filed with the Securities and Exchange Commission on June 17, 2008

10.28
Form of Third Party Subscription Agreement, dated August 31, 2007 – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 7, 2007

10.29
Form of Insiders Subscription Agreement, dated August 31, 2007 – incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 7, 2007

10.30
Form of 2007 Series Warrant to Purchase Class A Common Stock, dated August 31, 2007 – incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 7, 2007

10.31
Form of Registration Rights Agreement, dated August 31, 2007 – incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 7, 2007

10.32
Insider Side Letter regarding the Warrant Exercise Price, dated August 31, 2007 – incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 7, 2007

10.33
Insider Side Letter regarding the Registration Rights Agreement, dated August 31, 2007 – incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 7, 2007

10.34
Form of Third Party Subscription Agreement, dated September 14, 2007 – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, as filed with the Securities and Exchange Commission on September 19, 2007

18.1	Preferability Letter of Independent Auditors, dated June 30, 2008

21.1	List of Subsidiaries of Registrant – incorporated by reference to Exhibit 21.1 to the Registrant’s March 30, 2003 Annual Report on Form 10-KSB

23.1	Consent of BDO Seidman, LLP

23.2	Consent of Farber Hass Hurley LLP

31.1	Certification of the Registrant’s Chairman, Chief Executive Officer and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chairman, Chief Financial Officer and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED PHOTONIX, INC.
	By:	/s/ Richard Kurtz
Chief Executive President
Date: June 30, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard D. Kurtz	Chairman of the Board, President, and	June 30, 2008
Richard D. Kurtz	Chief Executive Officer

s/ Robin Risser	Chief Financial Office and Director	June 30, 2008
Robin Risser

/s/ M. Scott Farese	Director	June 30, 2008
M. Scott Farese

/s/ Lance Brewer	Director	June 30, 2008
Lance Brewer

/s/ Donald Pastor	Director	June 30, 2008
Donald Pastor

/s/ Stephen P. Soltwedel	Director	June 30, 2008
Stephen P. Soltwedel