Form 10-Q
period 2008-06-27
ADVANCED PHOTONIX INC
filed 2008-08-11
CIK 869986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2008
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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 6, 2008, there were 24,007,978 of Class A Common Stock, $.001 par value, and 31,691 shares of Class B Common Stock, $.001 par value outstanding.

Advanced Photonix, Inc.
Form 10-Q
For the Quarter Ended June 27, 2008

Table of Contents

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at June 27, 2008 (unaudited) and March 31, 2008	3
	Condensed Consolidated Statements of Operations for the three-month periods ended June 27, 2008 and June 29, 2007(unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the three-month periods ended June 27, 2008 and June 29, 2007 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	24

Item 1A	Risk Factors	24

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3	Defaults Upon Senior Securities	24

Item 4	Submission of Matters to a Vote of Security Holders	24

Item 5	Other Information	24

Item 6.	Exhibits	25

	Exh. 31.1 Section 302 Certification of Chief Executive Officer
	Exh. 31.2 Section 302 Certification of Chief Financial Officer
	Exh. 32.1 Section 906 Certification of Chief Executive Officer
	Exh. 32.2 Section 906 Certification of Chief Financial Officer

	Signatures	26

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ADVANCED PHOTONIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 27, 2008 (Unaudited)	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1, 473,000	$82,000
Restricted cash	500,000	1,500,000
Accounts receivable, net	4,348,000	3,202,000
Inventories, net	4,401,000	4,131,000
Prepaid expenses and other current assets	303,000	195,000
Total current assets	11,025,000	9,110,000
Equipment and leasehold improvements, net	4,695,000	4,757,000
Goodwill	4,579,000	4,579,000
Intangibles and patents, net	10,376,000	10,871,000
Other assets	388,000	386,000
TOTAL ASSETS	$31,063,000	$29,703,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Line of credit	$1,300,000	$1,300,000
Accounts payable	1,780,000	1,339,000
Accrued expenses	2,107,000	1,254,000
Current portion of long-term debt-related parties	1,851,000	900,000
Current portion of long term debt- capital lease obligations	460,000	460,000
Current portion of long-term debt - MEDC	468,000	62,000
Total current liabilities	7,966,000	5,315,000

Long-term debt, less current portion – MEDC	1,843,000	2,249,000
Long-term debt, less current portion - capital lease obligations	1,342,000	1,457,000
Long-term debt, less current portion - related parties	—	951,000
Total liabilities	11,151,000	9,972,000

Shareholders' equity:
Class A common stock, $.001 par value, 50,000,000 authorized; June 27, 2008 – 23,977,978 shares issued and outstanding, March 31, 2008– 23,977,678 shares issued and outstanding.	24,000	24,000
Class B common stock, $.001 par value; 4,420,113 shares authorized; June 27, 2008 and March 31, 2008 - 31,691 issued and outstanding.	—	—
Additional paid-in capital	52,184,000	52,150,000
Accumulated deficit	(32,296,000)	(32,443,000)
Total shareholders' equity	19,912,000	19,731,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$31,063,000	$29,703,000

See notes to condensed consolidated financial statements.

ADVANCED PHOTONIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 27, 2008	June 29, 2007
Sales, net	$7,770,000	$6,145,000
Cost of products sold	4,014,000	3,675,000
Gross profit	3,756,000	2,470,000

Operating expenses:
Research, development and engineering	1,128,000	896,000
Sales and marketing	620,000	646,000
General and administrative	1,083,000	1,171,000
Amortization expense	526,000	490,000
Wafer fabrication consolidation expenses	160,000	343,000
Total operating expenses	3,517,000	3,546,000
Profit (loss) from operations	239,000	(1,076,000)

Other income (expense):
Interest income	16,000	21,000
Interest expense	(81,000)	(233,000)
Interest expense, related parties	(27,000)	(57,000)
Interest expense, debt discount	—	(567,000)
Other income (expense)	—	6,000
Net income (loss)	$147,000	$(1,906,000)
Net income (loss) per share
Basic	$0.01	$(0.10)
Diluted	$0.01	$(0.10)
Weighted average common shares outstanding
Basic	24,010,000	19,258,000
Diluted	24,370,000	19,258,000

See notes to condensed consolidated financial statements.

ADVANCED PHOTONIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 27, 2008	June 29, 2007
OPERATING ACTIVITIES:
Net income (loss)	$147,000	$(1,906,000)
Adjustment to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation	268,000	240,000
Amortization	526,000	490,000
Stock-based compensation expense	34,000	85,000
Amortization, convertible note discount	—	567,000
Amortization, debt issue costs	—	30,000
Changes in operating assets and liabilities:
Accounts receivable	(1,146,000)	(358,000)
Inventories	(270,000)	167,000
Prepaid expenses and other assets	(109,000)	(99,000)
Accounts payable and accrued expenses	1,294,000	(346,000)
Net cash provided by (used in) operating activities	744,000	(1,130,000)

INVESTING ACTIVITIES:
Capital expenditures	(206,000)	(489,000)
Change in restricted cash	1,000,000	—
Patent expenditures	(32,000)	(37,000)
Net cash provided by (used in) investing activities	762,000	(526,000)

FINANCING ACTIVITIES:
Proceeds from capital lease financing	—	433,000
Payments on capital lease financing	(115,000)	—
Proceeds from bank loan	—	159,000
Payments on long-term debt - related parties	—	(550,000)
Proceeds from MEDC term loan	—	271,000
Net cash (used in) provided by financing activities	(115,000)	313,000

Net increase (decrease) in cash and cash equivalents	1,391,000	(1,343,000)
Cash and cash equivalents at beginning of year	82,000	3,274,000
Cash and cash equivalents at end of quarter	$1,473,000	$1,931,000

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$3,000
Cash paid for interest	$70,000	$180,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Notes to Condensed Consolidated Financial Statements
June 27, 2008

Note 1. Basis of Presentation

Business Description

General – Advanced Photonix, Inc. (the Company or API), was incorporated under the laws of the State of Delaware in June 1988. API is a leading supplier of custom optoelectronic solutions, high-speed optical receivers and Terahertz sensors and instrumentation, serving a variety of global Original Equipment Manufacturer (OEM) markets including telecommunications, military/aerospace, industrial sensing/NDT, medical and homeland security. The Company’s optoelectronic solutions are based on its silicon Large Area Avalanche Photodiode (LAAPD), PIN (positive-intrinsic-negative) photodiode and FILTRODE® detectors. Our patented high-speed optical receivers include Avalanche Photodiode technology (APD) and PIN photodiode technology based upon III-V materials, including InP, InAlAs, and GaAs. Our newly emerging Terahertz sensor product line is targeted to the industrial non-destructive testing (NDT), quality control, homeland security, and military markets. Using our patented fiber coupled technology and high speed Terahertz generation and detection sensors, the Company is engaged in transferring Terahertz technology from the application development laboratory to the factory floor. The Company has two manufacturing facilities, one in Camarillo, CA and one in Ann Arbor, MI.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, Silicon Sensors Inc. (“SSI”) and Picometrix, LLC (“Picometrix”). The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Certain prior quarter amounts have been reclassified to conform to the current quarter presentation. Operating results for the three-month period ended June 27, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009.

These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Note 2. Recent Pronouncements and Accounting Changes

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Statement of Position (FSP) FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date for nonfinancial assets and nonfinancial liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FSP FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”. This FSP excludes certain leasing transactions accounted for under FASB Statement No. 13, “Accounting for Leases” from the scope of SFAS No. 157. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP FAS No. 157-1 is effective upon the Company’s initial adoption of SFAS No. 157. This FSP did not have a material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this pronouncement had no impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007),” Business Combinations” (‘SFAS No. 141(R)’). The objective of SFAS No. 141(R) is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) includes both core principles and pertinent application guidance, eliminating the need for numerous EITF issues and other interpretative guidance, thereby reducing the complexity of existing GAAP. SFAS No. 141(R) is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning April 1, 2009.

In December 2007, the FASB issued SFAS No. 160,” Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. Since the Company currently has no minority interest, this standard will have no impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (”FSP No. FAS 142-3”). The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations”, and other US generally accepted accounting principles. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact FSP No. FAS 142-3 will have on its consolidated financial statements.

Note 3. Share-Based Compensation

The Company accounts for stock-based incentives plans, in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). The Company estimates the fair value of stock-based awards utilizing the Black-Scholes pricing model for stock options and the intrinsic value for restricted stock. The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The Black-Scholes fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include:

•
The time period that stock-based awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s short-cut approach pursuant to SAB No. 107, “Disclosure About Fair Value of Financial Statements”. The expected term assumption for awards issued during the three-month periods ended June 27, 2008 and June 29, 2007 was 6.3 years. As additional evidence develops from the employees stock trading history, the expected term assumption will be refined to capture the relevant trends.

•
The future volatility of the Company’s stock has been estimated based on the weekly stock price from the acquisition date of Picometrix LLC (May 2, 2005) to the date of the latest stock grant. The expected volatility assumption for awards issued during the three-month periods ending June 27, 2008 and June 29, 2007 was 41.2% and 61.0%, respectively. As additional evidence develops, the future volatility estimate will be refined to capture the relevant trends.

•
A dividend yield of zero has been assumed for awards issued during the three-month periods ended June 27, 2008 and June 29, 2007, based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.

•
The Company has based its risk-free interest rate assumption for awards issued during the three-month periods ended June 27, 2008 and June 29, 2007 on the implied yield available on U.S. Treasury issues with an equivalent expected term, which was 3.5% and 5.0% during the respective periods.

•	The forfeiture rate for awards issued during the three-month periods ended June 27, 2008 and June 29, 2007 were approximately 18.7% and was based on the Company’s actual historical forfeiture trend.

Under the provisions of SFAS No. 123(R), the Company recorded $34,000 and $85,000 of stock-based compensation expense (as classified in table below) in our consolidated statements of operations for the three-month periods ended June 27, 2008 and June 29, 2007, respectively.

	June 27, 2008	June 29, 2007
Cost of Products Sold	$2,000	$6,000
Research and development expense	7,000	18,000
General and Administrative expense	19,000	54,000
Sales and Marketing expense	6,000	7,000
Total Stock Based Compensation	$34,000	$85,000

At June 27, 2008, the total stock-based compensation expense related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $322,000. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 2.8 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Options
The Company has five stock equity plans: The 1990 Incentive Stock Option and Non-Qualified Stock Option Plan, the 1991 Directors’ Stock Option Plan (The Directors’ Plan), the 1997 Employee Stock Option Plan, the 2000 Stock Option Plan and the 2007 Equity Incentive Plan. As of June 27, 2008, there were 12,500 shares available for issuance under the 2000 Plan and 2,191,000 shares available for issuance under the 2007 Plan.

As of June 27, 2008, the Company’s various equity plans provide for the granting of non-qualified and incentive stock options and restricted stock awards to purchase up to 2,203,500 shares of common stock. Options typically vest at the rate of 25% per year over four years and are exercisable up to ten years from the date of issuance. The Directors’ Plan typically vested at the rate of 50% per year over two years. Under these plans, the option exercise price equals the stock’s market price on the date of grant. Options and restricted stock awards may be granted to employees, officers, directors and consultants.

During the three-month period ended June 27, 2008, the Company granted 264,000 stock options and 29,000 shares of restricted stock with an estimated total grant-date fair value of $236,000. During the three months ended June 29, 2007, the Company granted 115,000 stock options with an estimated total grant-date fair value of $124,000. Restricted shares are granted with a per share or unit purchase price at 100% of Fair Market Value on the date of grant. The shares of restricted stock vest after one year, and are not transferable for one year after the grant date. Stock-based compensation will be recognized over the expected vesting period of the stock options and restricted stock.

The following table summarizes information regarding options outstanding and options exercisable at June 27, 2008 and June 29, 2007 and the changes during the three months then ended:

	Number of Options Outstanding (000’s)	Weighted Average Exercise Price per Share	Number of Shares Exercisable (000’s)	Weighted Average Exercise Price per Share
Balance of March 31, 2007	2,540	$1.90	1,978	$1.81
Granted	115	$1.80
Exercised	—	—
Expired	—	—
Balance of June 29, 2007	2,655	$1.88	2,192	$1.82

	Number of Options Outstanding (000’s)	Weighted Average Exercise Price per Share	Number of Shares Exercisable (000’s)	Weighted Average Exercise Price per Share
Balance of March 31, 2008	2,619	$1.92	2,198	$1.87
Granted	264	$1.50
Exercised	—	—
Expired	(38)	$1.25
Balance of June 27, 2008	2,845	$1.89	2,312	$1.90

Information regarding stock options outstanding as of June 27, 2008 is as follows:

		Options Outstanding
	(in 000s)	Weighted Average	Weighted Average
Price Range	Shares	Exercise Price	Remaining Life

$0.50 - $1.25	816	$0.75	1.72
$1.50 - $2.50	1,313	$1.90	7.44
$2.87 - $5.34	716	$3.19	5.52

		Options Exercisable
	(in 000s)	Weighted Average	Weighted Average
Price Range	Shares	Exercise Price	Remaining Life

$0.50 - $1.25	815	$0.75	1.72
$1.50 - $2.50	875	$2.02	6.58
$2.87 - $5.34	622	$3.23	5.22

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

The Company maintains cash balances at four financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. As of June 27, 2008, the Company had cash at one financial institution in excess of federally insured amounts. As excess cash is available, the Company invests in short-term and long-term investments, primarily consisting of Government Securities Money Market instruments, and Repurchase agreements. As of June 27, 2008 and March 31, 2008, cash deposits held at financial institutions in excess of FDIC insured amounts were $1.9 million and $1.4 million, respectively.

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At June 27, 2008, no customer comprised 10% or more of accounts receivable. As of March 31, 2008, no customer comprised 10% or more of accounts receivable.

Note 5. Detail of Certain Asset Accounts

Cash and Cash Equivalents
The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Compensating Cash Balance
At the end of Q1 FY 2009, the Company amended the Line of Credit Agreement with Fifth Third Bank with the following terms: A revolving line of credit of $2.5 million (formerly $3.0 million) with a minimum compensating balance requirement of $500,000 (formerly $1.5 million). The Loan Agreement contains customary representations, warranties and financial covenants including minimum debt service coverage ratio (as defined in the agreement). At June 27, 2008, the Company was in compliance with the financial covenants. The interest rate is variable based on the prime rate plus 2% and is adjusted quarterly. The Prime rate at June 27, 2008 was 5.0%. The new loan maturity date is now October 1, 2008.

Accounts Receivable
Receivables are stated at amounts estimated by management to be the net realizable value. The allowance for doubtful accounts is based on specific identification. Accounts receivable are charged off when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected.

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Any unanticipated change in the customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. At June 27, 2008, no customer comprised 10% or more of accounts receivable. As of March 31, 2008, no customer comprised 10% or more of accounts receivable.

Inventories
Inventories, which include material, labor and manufacturing overhead, are stated at the lower of standard cost (which approximates the first in, first out method) or market. Inventories consist of the following at June 27, 2008 and March 31, 2008.

	June 27, 2008	March 31, 2008
Raw material	$3,259,000	$3,260,000
Work-in-process	1,977,000	1,626,000
Finished products	204,000	229,000
Total inventories	5,440,000	5,115,000
Less reserve	(1,039,000)	(984,000)
Inventories, net	$4,401,000	$4,131,000

Goodwill and Intangible Assets
Intangible assets that have definite lives consist of the following (in thousands):

		June 27, 2008				March 31, 2008
	Weighted Average Lives	Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net	Carrying Value	Accumulated Amortization	Intangibles Net
Non-Compete agreement	3	Cash Flow	$130	$130	$—	$130	$117	$13
Customer list	15	Straight Line	475	325	150	475	322	153
Trademarks	15	Cash Flow	2,270	422	1,848	2,270	391	1,879
Customer relationships	5	Cash Flow	1,380	519	861	1,380	450	930
Technology	10	Cash Flow	10,950	4,001	6,949	10,950	3,592	7,358
Patents pending			441	—	441	424	—	424
Patents		Straight Line	203	76	127	187	73	114
Total Intangibles			$15,849	$5,473	$10,376	$15,816	$4,945	$10,871

Amortization expense for the three-month periods ended June 27, 2008 and June 29, 2007 was approximately $526,000 and $490,000, respectively. Patent amortization expense, for both the three months ended June 27, 2008 and June 29, 2007 was approximately $2,000. The current patents held by the Company have remaining useful lives ranging from 2 years to 20 years.

Assuming no impairment to the intangible value, future amortization expense for intangible assets and patents are as follows:
Intangible Assets		Patents (a)
2009 (9 months)	$1,537,000	2009 (9 months)	$14,000
2010	2,035,000	2010	18,000
2011	1,584,000	2011	17,000
2012	1,305,000	2012	17,000
2013	1,088,000	2013	17,000
2014 & after	2,269,000	2014 & after	44,000
Total	$9,808,000	Total	$127,000

a)	Patent pending costs of $441,000 are not included in the chart above. These costs will be amortized beginning the month the patents are granted.

Note 6. Debt

Total outstanding debt of the Company as of June 27, 2008 and March 31, 2008 consisted of the following (dollars in thousands):

	As of
	June 27, 2008	March 31, 2008
Capital lease obligations	$1,802	$1,917
Bank line of credit	1,300	1,300
MEDC loans	2,311	2,311
Debt to Related Parties	1,851	1,851
Total	7,264	7,379

Line of Credit
At the end of Q1 FY 2009, the Company amended the Line of Credit Agreement with Fifth Third Bank with the following terms: A revolving line of credit of $2.5 million (formerly $3.0 million) with a minimum compensating balance requirement of $500,000 (formerly $1.5 million). The Loan Agreement contains customary representations, warranties and financial covenants including minimum debt service coverage ratio (as defined in the agreement). At June 27, 2008, the Company was in compliance with the financial covenants. The interest rate is variable based on the prime rate plus 2% and is adjusted quarterly. The Prime rate at June 27, 2008 was 5.0%. The new loan maturity date is now October 1, 2008.

The Line of Credit Agreement is guaranteed by each of API’s wholly-owned subsidiaries and the loan is secured by a Security Agreement among API, its Subsidiaries and Fifth Third, pursuant to which API and its subsidiaries granted to Fifth Third a first-priority security interest in certain described assets. During the quarter ending June 27, 2008, API had no additional draws under the current Loan Agreement. The outstanding balance as of June 27, 2008 is $1.3 million.

MEDC Loans and Capital Lease Obligations
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

In March, 2007, API, as Lessee, entered into a Master Equipment Lease Agreement with Fifth Third Leasing Company, as Lessor, to finance the purchase of new manufacturing equipment up to an aggregate of $2,300,000 (Lease). API purchased equipment under the Lease until June 30, 2007. The Lease is amortized over 60-months from its start date of June 30, 2007. The interest rate for the Lease is variable and is based on the prime rate plus 0.125%. The interest rate at June 27, 2008 was 5.125%. API’s obligations under the Lease are secured by a first priority security interest in the purchased equipment and are guaranteed by API’s subsidiaries.

The Lease contains standard contract provisions regarding the Lessee's obligations to make payment, to maintain the equipment and to keep it insured and events constituting a default under the Lease. The Lease further provides that if no event of default exists at the end of the Lease term, the Company has the option to purchase the Equipment for $1.00. This lease has been accounted for as a capital lease in accordance with SFAS No. 13. The balance on this loan at June 27, 2008 was $1.8 million, which reflects a principal pay-down of $115,000 made during the quarter.

Convertible Promissory Notes Payable
As of June 29, 2007 and June 27, 2008, the Company had outstanding convertible notes of $5.5 million and zero, respectively. These convertible notes were paid off or converted to equity in the quarter ended December 27, 2007. In the quarter ending June 29, 2007, the Company had interest expense of $695,000, comprised of $567,000 debt discount related to the warrants and intrinsic value and $128,000 of interest expense at prime plus 1%, related to the convertible notes.

Related Party Debt
As a result of the acquisition of Picotronix, Inc. (dba Picometrix) in May, 2005, the stockholders of Picometrix received four-year API promissory notes in the aggregate principal amount of $2.9 million ("Debt to Related Parties"). The notes are payable in four annual installments with the first being a payment of $500,000 paid May 2006, the second being a payment of $550,000 paid May 2007, the third being a payment of $900,000 originally due May 2008 and the fourth being a payment of $950,500 due May 2009. The notes bear an interest rate of prime plus 1.0% and are secured by all of the intellectual property of Picometrix. The interest rate at June 27, 2008 was 6.0%. API has the option of prepaying the debt to related parties without penalty. Note holders include Robin Risser and Steve Williamson, the Company’s CFO and CTO, respectively.

As disclosed in the Form 8-K filed with the SEC on May 1, 2008, the Company and Messrs. Risser and Williamson entered into amendments to the Notes to extend the due date for the third installment under each of the Notes (in the aggregate amount of $900,000) to December 1, 2008 from the original agreement payment date of May 1, 2008. Prior to entering into the Amendments, the transaction was reviewed and approved by the Company’s Audit Committee pursuant to the Company’s policies relating the review and approval of related party transactions since Mr. Risser currently serves as the Company’s Chief Financial Officer and Mr. Williamson currently serves as the Company’s Chief Technology Officer.

Note 7. Consolidation Activities

The Company is in the process of consolidating and modernizing its wafer fabrication facilities. The Company estimates its wafer fabrication consolidation expense will be approximately $2.4 million to complete its consolidation of this business. Projected costs consist of labor and associated expense of approximately $1.1 million, accelerated depreciation expense on de-commissioned assets of $200,000 and travel, supplies, consulting and other related costs of $1.1 million. To date the Company has incurred approximately $2.1 million of such expense. Even though the Company had excess capacity in its Wisconsin and California production facilities, no abnormally low production levels were experienced. Unallocated overheads were recognized as an expense in the period in which they were incurred in accordance with SFAS No. 151, “Inventory Costs”, during the normal course of business.

The balance expected to be incurred through the 4th quarter of fiscal 2009 is projected to be approximately $240,000. During the three months ended June 27, 2008 and June 29, 2007, wafer fabrication consolidation expenses amounted to $160,000 and $343,000, respectively. In accordance with SFAS No. 146, “Accounting for Cost Activities Associated with Exit or Disposal Activities”, all costs associated with the consolidation are recorded as expenses when incurred. Upon fiscal year 2009 completion of the wafer fabrication consolidation, the Company expects cost reduction through elimination of duplicate expenditures and yield improvements as well as an increase in new product development capability.

Note 8. Earnings Per Share

The Company’s net earnings per share calculations are in accordance with SFAS No. 128, “Earnings per Share”. Accordingly, basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares outstanding for each year. The calculation of earnings (loss) per share is as follows:

	Three months ended
Basic and Diluted	June 27, 2008	June 29, 2007
Weighted Average Basic Shares Outstanding	24,010,000	19,258,000
Dilutive effect of Stock Options and Warrants	360,000	—
Weighted Average Diluted Shares Outstanding	24,370,000	19,258,000
Net income (loss)	$147,000	$(1,906,000)
Basic earnings per share	$0.01	$(0.10)
Diluted earnings per share	$0.01	$(0.10)

The dilutive effect of stock options outstanding at June 29, 2007 was not included in the calculation of diluted loss per share for the three-month period because to do so would have had an anti-dilutive effect as the Company had a net loss for this period. As of June 27, 2008, the number of anti-dilutive shares excluded from diluted earnings per share totaled approximately 3.7 million shares, which includes 2.2 million anti-dilutive warrants.

Note 9. Subsequent Events

On October 12, 2007 API was served with a summons and complaint filed by Opto Diode Corporation in the Central District of California for patent infringement. The infringement is in reference to a product that the Company purchased from InfraTech, which was part of the PDI acquisition. The Company sold less than $30,000 of the named product since the acquisition. The Company settled on June 10, 2008 with Opto Diode Corporation without prejudice and without any financial payment and agreed to stop selling products which were in question. The Company settled its claim against InfraTech on July 3, 2008 and recovered approximately 75% ($40,000) of legal fees and costs incurred in defending the patent claims brought by Opto Diode Corporation.

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

The Company predominantly sells directly to original equipment manufacturers with a direct sales force. The Company sells in limited circumstances through distributors. Sales through distributors represent approximately 5% of total revenue. Significant terms and conditions of distributor agreements include FOB source, net 30 days payment terms, with no return or exchange rights, and no price protection. Since the product transfers title to the distributor at the time of shipment by the Company, the products are not considered inventory on consignment.

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

Deferred Tax Asset Valuation Allowance
The Company records deferred income taxes for the future tax consequences of events that were recognized in the Company’s financial statements or tax returns. The Company records a valuation allowance against deferred tax assets in accordance with SFAS 109, “Accounting for Income Taxes,” when, in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future. Consistent with the March 31, 2008 10K, the Company has a full valuation allowance on its net Deferred Tax Assets as of June 27, 2008.

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

Revenues by market consisted of the following (dollars in thousands):

	Three months ended
Revenues	June 27, 2008%		June 29, 2007%
Telecommunications	$2,199	28%	$1,233	20%
Industrial Sensing/NDT	3,211	41%	2,941	48%
Military/Aerospace	1,763	23%	871	14%
Medical	500	7%	1,100	18%
Homeland Security	97	1%	—	—%
Total Revenues	$7,770	100%	$6,145	100%

The Company's revenues for the quarter ended June 27, 2008 were $7.8 million, an increase of $1.6 million or 26% from revenues of $6.1 million for the quarter ended June 29, 2007.

The telecommunications market revenues were 78% higher in the quarter ended June 27, 2008 (Q1 2009) as compared to the quarter ended June 29, 2007 (Q1 2008). Telecommunications market revenues for Q1 2009 were $2.2 million, an increase of $966,000 from Q1 2008 revenues of $1.2 million. This increase was a result of our customers’ initial ramp-up of the Company’s 40G client side receivers associated with long haul transport capacity expansion. The Company anticipates continued growth on both the client side and line side 40G receivers necessary for the carriers’ long haul and metro infrastructure capacity expansion in order to meet bandwidth demand driven by high definition and video applications.

Medical market revenues for Q1 2009 were $500,000, a decrease of 55% (or $600,000) from Q1 2008 revenues of $1.1 million. This decrease is a result of reduced demand partially due to a customer discontinuing a product. The Company expects the end of life purchases from the customers discontinued product to be completed by the end of FY 2009.

Industrial Sensing/NDT market revenues increased to $3.2 million in Q1 2009, an increase of 9% (or $270,000) from Q1 2008 revenues of $2.9 million, due primarily to increases in the THz/NDT revenue. We expect double digit growth for this portion of the market for the balance of the fiscal year.

Military/Aerospace market revenues were $1.8 million, an increase of 102% (or $892,000) from the comparable prior period revenues of $871,000. This increase was partially attributable customer orders delayed from FY 2008 to Q1 2009 and partially attributable to increased demand. The Company expects significant growth in military revenues in FY 2009.

Homeland Security revenues in Q1 2009 were $97,000 compared to zero revenue in Q1 2008. This increase is attributable to a THz development contract for the nuclear gauge replacement from the Department of Homeland Security.

Gross Profit
Gross Profit for Q1 2009 was $3.8 million compared to Q1 2008 of $2.5 million, or an increase of $1.3 million on higher revenue volume of $1.6 million. Gross profit margins increased to 48% for Q1 2009 compared to 40% of sales for the comparable prior year. The improvement in gross profit margin was due primarily to increase revenue from products sold into the military and telecommunication markets combined with cost reductions achieved through our facilities consolidation.

Operating Expenses
Total operating expenses were flat at $3.5 million during Q1 2009 as compared Q1 2008. However total operating expenses, excluding non-recurring wafer fabrications consolidation expenses, were $3.4 million for the quarter compared to $3.2 million for Q1 2008, an increase of $156,000 or 5% compared to the prior year.

Research, development and engineering (RD&E) expenses increased 26%, or $232,000, to $1.1 million during Q1 2009 compared to $896,000 in Q1 2008. The increase was primarily due to higher staffing required for development programs in the Terahertz and HSOR product platforms.

Sales and marketing expenses decreased slightly by $26,000 to $620,000 in Q1 2009, as compared to $646,000 for Q1 2008. However, excluding the non-recurring expense of $76,000 related to HSOR recorded in Q1 2008, sales and marketing expenses would have increased approximately $50,000 or 9%.

The Company has and will continue to expand its sales and marketing for the growing telecom market and Terahertz product platforms for industrial/NDT and homeland security markets. As a result, further increases in sales and marketing expenses are expected during the balance of fiscal year 2009.

Total general and administrative expenses (G&A) decreased 8%, or $88,000, to approximately $1.1 million (14% of sales) in Q1 2009 as compared to $1.2 million (19% of sales) in Q1 2008. This decrease was primarily the result of the Michigan Economic Growth Authority (MEGA) economic incentives for expansion in Michigan of $90,000.

The Company expects G&A expenses to increase for the year primarily driven by expenses relating to Section 404 of the Sarbanes-Oxley Act, the implementation of a new Enterprise Resource Planning software system and associated expenses resulting from increased revenue. Currently, the Company is required to be compliant with Section 404 by the end of fiscal year 2010. External costs required to be in compliance will materially increase over the next two years.

Amortization expense increased 7%, or $36,000, to $526,000 in Q1 2009 compared to $490,000 in Q1 2008 due to the Company’s utilization of the cash flow amortization method on its intangible assets.

Other operating expense incurred was related to the previously announced Wafer Fabrication consolidation to the Company’s Ann Arbor facility, which amounted to $160,000 in Q1 2009, compared to $343,000 in Q1 2008. The Company estimates wafer fabrication consolidation expense will total approximately $2.4 million over the consolidation period and has incurred $2.1 million since the start of this project. The balance expected to be incurred through the remainder of the fiscal year is approximately $240,000. The Company has completed the Wisconsin wafer fabrication consolidation and expects to complete the California consolidation during the year. The Company anticipates future benefits as a result of the wafer fabrication consolidation, including cost savings through increased efficiencies, reduced scrap, improved process capability, and higher yields. In addition, the Company believes that the consolidation will provide new capabilities for product development, leading to growth opportunities through new product introductions.

Financing and Other Income (Expense), net
Interest income in Q1 2009 totaled approximately $16,000, a decrease of $5,000 from Q1 2008 interest income of $21,000, due primarily to lower interest rates.

Interest expense in Q1 2009 was $108,000 compared to $857,000 in Q1 2008, a decrease of $749,000, primarily attributable to a $695,000 decrease in the interest expense and amortization of the discount related to the convertible notes which were paid off or converted to equity by December 27, 2007. In addition, the Company incurred lower interest expense to banks and related parties of $54,000, primarily due to the combination of lower debt obligations and lower interest rates.

Net income for Q1 2009 was $147,000, as compared to a net loss of $1.9 million in Q1 2008, for a profit improvement of approximately $2.1 million.

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

Liquidity and Capital Resources

At June 27, 2008, the Company had cash and cash equivalents of $1.5 million, an increase of $1.4 million from the March 31, 2008 balance of $82,000. The increase is attributable to an increase of cash from operating activities of $744,000, an increase in cash from investing activities of $762,000, offset by a decrease in cash of $115,000 from financing activities. The increase of $744,000 in cash resulting from operating activities was primarily attributable to a net income of $147,000 from operations, which includes approximately $160,000 in wafer fabrication consolidation expenses and $794,000 in non-cash depreciation and amortization expenses, offset by a net decrease in cash of approximately $231,000 due to changes in net assets and liabilities. The increase from investing activities of $762,000 was primarily the result of a $1.0 million reduction in restricted cash requirements related to the amended bank loan agreement which became effective at the end of the 1st quarter of fiscal year 2009, offset by capital expenditures of approximately $206,000 and patent expenditures of $32,000.

Operating Activities
 Net cash provided by operating activities was $744,000 for the three months period ended June 27, 2008. This included cash from operating activities of $975,000 (comprised of a net income of $147,000, plus $828,000 of non-cash expenses), less cash used for operating assets and liabilities of $231,000. This net cash used for operating assets and liabilities included an increase of $1.3 million of accounts payable and accrued expenses, offset by increases in accounts receivable of $1.1 million, inventories of $270,000 and prepaid/other assets of $109,000.

Investing Activities
 Net cash provided by investing activities was approximately $762,000 for the quarter ended June 27, 2008. The amount consisted of capital expenditures of approximately $206,000, patent expenditures of $32,000 offset by a $1.0 million reduction in restricted cash requirements related to the amended bank loan agreement which became effective at the end of the 1st quarter of fiscal year 2009.

Financing Activities
For the quarter ended June 27, 2008, net cash used in financing activities was $115,000 for principal payments made on the capital lease obligation.

The Company maintains a revolving line of credit with a regional bank (which was amended at the end of Q1 FY 2009), that provides for borrowings up to $2.5 million (formerly $3.0 million), with a minimum compensating balance requirement of $500,000 (formerly $1.5 million). The borrowings are based on 80% of the Company’s eligible accounts receivable and 25% of the Company’s eligible inventory, subject to certain limitations as defined by the agreement. At June 27, 2008, the outstanding balance on the line was $1.3 million. All business assets of the Company secure the line other than the intellectual property of the Company’s Picometrix subsidiary. The Loan Agreement contains customary representations, warranties and financial covenants including minimum debt service coverage ratio (as defined in the agreement). At June 27, 2008, the Company was in compliance with the financial covenants. The interest rate is variable at prime rate plus 2.0% and is adjusted quarterly. Interest is payable monthly, with principal due at maturity date on October 1, 2008. The prime interest rate was 5.0% at June 27, 2008.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). The Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements, and does not require any new fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Statement is effective for the fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Statement of Position (FSP) FAS No. 157-2, “Effective Date of FASB Statement No. 157”. This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The effective date for nonfinancial assets and nonfinancial liabilities has been delayed by one year to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FSP FAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13”. This FSP excludes certain leasing transactions accounted for under FASB Statement No. 13, “Accounting for Leases” from the scope of SFAS No. 157. The exclusion does not apply to fair value measurements of assets and liabilities recorded as a result of a lease transaction but measured pursuant to other pronouncements within the scope of SFAS No. 157. FSP FAS No. 157-1 is effective upon the Company’s initial adoption of SFAS No. 157. This FSP did not have a material impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” which applies to all entities with available-for-sale and trading securities. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The adoption of this pronouncement had no impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007),” Business Combinations” (“SFAS No. 141(R)”). The objective of SFAS No. 141(R) is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) includes both core principles and pertinent application guidance, eliminating the need for numerous EITF issues and other interpretative guidance, thereby reducing the complexity of existing GAAP. SFAS No. 141(R) is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning April 1, 2009.

In December 2007, the FASB issued SFAS No. 160,” Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. Since the Company currently has no minority interest, this standard will have no impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations”, and other US generally accepted accounting principles. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact FSP No. FAS 142-3 will have on its consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At June 27, 2008, most of the Company’s interest rate exposure is linked to the prime rate, subject to certain limitations, offset by cash investment index to the LIBOR rate. As such, the Company is at risk to the extent of changes in the prime rate and does not believe that moderate changes in the prime rate will materially affect its operating results or financial condition.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officers (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 27, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

The information regarding litigation proceedings described in our Annual Report on Form 10-K for the year ended March 31, 2008 is incorporated herein by reference. On October 12, 2007 API was served with a summons and complaint filed by Opto Diode Corporation in the Central District of California for patent infringement. The infringement is in reference to a product that the Company purchased from InfraTech, which was part of the PDI acquisition. The Company sold less than $30,000 of the named product since the acquisition. The Company settled on June 10, 2008 with Opto Diode Corporation without prejudice and without any financial payment and agreed to stop selling products which were in question. The Company settled its claim against InfraTech to recover legal fees and costs incurred in defending the patent claims brought by Opto Diode Corporation on July 3, 2008 and recovered approximately 75% ($40,000) of legal fees and costs incurred in defending the patent claims.

Item 1A. Risk Factors

There have been no material changes with respect to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

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

August 11, 2008

/s/ Richard Kurtz

Richard Kurtz
Chairman, Chief Executive Officer
and Director

/s/ Robin Risser
Robin Risser
Chief Financial Officer
and Director