Form 10-Q
period 2008-09-26
ADVANCED PHOTONIX INC
filed 2008-11-10
CIK 869986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2008
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

As of November 7, 2008, there were 24,089,726 of Class A Common Stock, $.001 par value, and 31,691 shares of Class B Common Stock, $.001 par value outstanding.

Advanced Photonix, Inc.
Form 10-Q
For the Quarter Ended September 26, 2008

Table of Contents

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at September 26, 2008 (unaudited) and March 31, 2008	3

	Condensed Consolidated Statements of Operations for the three-month and six-month periods ended September 26, 2008 and September 28, 2007(unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three-month periods ended September 26, 2008 and September 28, 2007 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	27

Item 1A	Risk Factors	27

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3	Defaults Upon Senior Securities	27

Item 4	Submission of Matters to a Vote of Security Holders	27

Item 5	Other Information	27

Item 6.	Exhibits	28

	Exh. 31.1 Section 302 Certification of Chief Executive Officer
	Exh. 31.2 Section 302 Certification of Chief Financial Officer
	Exh. 32.1 Section 906 Certification of Chief Executive Officer
	Exh. 32.2 Section 906 Certification of Chief Financial Officer

	Signatures	29

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ADVANCED PHOTONIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 26, 2008 (Unaudited)	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$389,000	$82,000
Restricted cash	500,000	1,500,000
Accounts receivable, net	5,188,000	3,202,000
Inventories, net	4,309,000	4,131,000
Prepaid expenses and other current assets	478,000	195,000
Total current assets	10,864,000	9,110,000
Equipment and leasehold improvements, net	4,599,000	4,757,000
Goodwill	4,579,000	4,579,000
Intangibles and patents, net	9,916,000	10,871,000
Other assets	385,000	386,000
TOTAL ASSETS	$30,343,000	$29,703,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Line of credit	$1,363,000	$1,300,000
Accounts payable	1,420,000	1,339,000
Accrued expenses	1,962,000	1,254,000
Current portion of long-term debt-related parties	1,851,000	900,000
Current portion of long term debt- capital lease obligations	—	460,000
Current portion of long term debt- bank term loan	398,000	—
Current portion of long-term debt - MEDC	322,000	62,000
Total current liabilities	7,316,000	5,315,000
Long-term debt, less current portion - MEDC	1,989,000	2,249,000
Long-term debt, less current portion - capital lease obligations	—	1,457,000
Long-term debt, less current portion - bank term loan	1,338,000	—
Long-term debt, less current portion - related parties	—	951,000
Total liabilities	10,643,000	9,972,000

Shareholders' equity:
Class A common stock, $.001 par value, 100,000,000 authorized; September 26, 2008 – 24,076,216 shares issued and outstanding, March 31, 2008– 23,977,678 shares issued and outstanding.	24,000	24,000
Class B common stock, $.001 par value; 4,420,113 shares authorized; September 26, 2008 and March 31, 2008 - 31,691 issued and outstanding.	—	—
Additional paid-in capital	52,298,000	52,150,000
Accumulated deficit	(32,622,000)	(32,443,000)
Total shareholders' equity	19,700,000	19,731,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,343,000	$29,703,000

See notes to condensed consolidated financial statements.

ADVANCED PHOTONIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Sales, net	$8,188,000	$6,529,000	$15,958,000	$12,674,000
Cost of products sold	4,624,000	3,784,000	8,638,000	7,459,000
Gross profit	3,564,000	2,745,000	7,320,000	5,215,000

Operating expenses:
Research, development and engineering	1,081,000	1,016,000	2,209,000	1,910,000
Sales and marketing	710,000	559,000	1,330,000	1,205,000
General and administrative	1,432,000	1,180,000	2,515,000	2,353,000
Amortization Expense	518,000	490,000	1,044,000	980,000
Wafer fabrication relocation expenses	48,000	268,000	208,000	611,000
Total operating expenses	3,789,000	3,513,000	7,306,000	7,059,000
(Loss) Income from operations	(225,000)	(768,000)	14,000	(1,844,000)

Other income (expense):
Interest income	12,000	26,000	28,000	47,000
Interest expense	(83,000)	(280,000)	(164,000)	(512,000)
Interest expense, related parties	(28,000)	(42,000)	(55,000)	(99,000)
Interest expense, debt discount	—	(805,000)	—	(1,373,000)
Other income/(expense)	(2,000)	12,000	(2,000)	18,000

Net loss	$(326,000)	$(1,857,000)	$(179,000)	$(3,763,000)

Basic and diluted loss per share	$(0.01)	$(0.09)	$(0.01)	$(0.19)
Weighted average common shares outstanding Basic and diluted	24,060,000	19,906,000	24,035,000	19,584,000

See notes to condensed consolidated financial statements.

ADVANCED PHOTONIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 26, 2008	September 28, 2007
OPERATING ACTIVITIES:
Net (loss)	$(179,000)	$(3,763,000)
Adjustment to reconcile net (loss) to net cash (used in) operating activities
Depreciation	536,000	522,000
Amortization	1,044,000	980,000
Stock-based compensation expense	100,000	133,000
Amortization, convertible note discount	—	1,373,000
Amortization, debt issue costs	—	60,000
Changes in operating assets and liabilities:
Accounts receivable	(1,986,000)	(544,000)
Inventories	(178,000)	631,000
Prepaid expenses and other assets	(281,000)	(130,000)
Accounts payable and accrued expenses	789,000	138,000
Net cash (used in) operating activities	(155,000)	(600,000)

INVESTING ACTIVITIES:
Capital expenditures	(378,000)	(687,000)
Change in restricted cash	1,000,000	—
Patent expenditures	(89,000)	(113,000)
Net cash provided by (used in) investing activities	533,000	(800,000)

FINANCING ACTIVITIES:
Proceeds from capital lease financing	—	433,000
Payments on capital lease financing	(1,917,000)	(153,000)
Proceeds from bank term loan	1,736,000	—
Borrowings on line of credit	63,000	159,000
Payments on long-term debt – related parties	—	(550,000)
Net proceeds from equity financing	—	4,321,000
Proceeds from exercise of stock options	47,000	54,000
Proceeds from MEDC term loan	—	357,000
Net cash (used in) provided by financing activities	(71,000)	4,621,000

Net increase in cash and cash equivalents	307,000	3,221,000
Cash and cash equivalents at beginning of year	82,000	3,274,000
Cash and cash equivalents at end of quarter	$389,000	$6,495,000

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,000	$55,000
Cash paid for interest	$150,000	$438,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Notes to Condensed Consolidated Financial Statements
September 26, 2008

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, Silicon Sensors Inc. (“SSI”) and Picometrix, LLC (“Picometrix”). The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Certain prior quarter amounts have been reclassified to conform to the current quarter presentation. Operating results for the six-month period ended September 26, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009.

These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Note 2. Recent Pronouncements and Accounting Changes

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position No. FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS No. 157-2 defers the effective date of SFAS No.157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP FAS No. 157-2. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Is Asset Not Active” (“FAS No. 157-3”) with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS No. 157-3 clarifies the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FAS No. 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS No. 157-3 in the second quarter did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). The objective of SFAS No. 141(R) is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) includes both core principles and pertinent application guidance, eliminating the need for numerous EITF issues and other interpretative guidance, thereby reducing the complexity of existing GAAP. SFAS No. 141(R) is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning April 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. Since the Company currently has no minority interest, this standard will have no impact on our financial position, results of operations or cash flows.

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

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1.  This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company is in the process of evaluating the impacts, if any, of adopting this FSP.

In June 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force, EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 addresses how an entity should evaluate whether an instrument is indexed to its own stock. The consensus is effective for fiscal years (and interim periods) beginning after December 15, 2008. The consensus must be applied to outstanding instruments as of the beginning of the fiscal year in which the consensus is adopted and should be treated as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company is in the process of evaluating the impacts, if any, of adopting this EITF.

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings per Share.” All prior period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of this FSP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early application is prohibited. This FSP is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Share-Based Compensation

The Company accounts for stock-based incentives plans, in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). The Company estimates the fair value of stock-based awards utilizing the Black-Scholes pricing model for stock options and the intrinsic value for restricted stock. The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The Black-Scholes fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include:

•
The time period that stock-based awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s short-cut approach pursuant to SAB No. 107, “Disclosure About Fair Value of Financial Statements”. The expected term assumption for awards issued during the three-month periods ended September 26, 2008 and September 28, 2007 was 6.3 years. As additional evidence develops from the employee’s stock trading history, the expected term assumption will be refined to capture the relevant trends.

•
The future volatility of the Company’s stock has been estimated based on the weekly stock price from the acquisition date of Picometrix LLC (May 2, 2005) to the date of the latest stock grant. The expected volatility assumption for awards issued during the three-month periods ending September 26, 2008 and September 28, 2007 was 40.8% and 49.9%, respectively. As additional evidence develops, the future volatility estimate will be refined to capture the relevant trends.

•
A dividend yield of zero has been assumed for awards issued during the three-month periods ended September 26, 2008 and September 28, 2007, based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.

•
The Company has based its risk-free interest rate assumption for awards issued during the three-month periods ended September 26, 2008 and September 28, 2007 on the implied yield available on U.S. Treasury issues with an equivalent expected term, which was 2.9% and 4.44% during the respective periods.

•
The forfeiture rate for awards issued during the three-month periods ended September 26, 2008 and September 28, 2007 were approximately 18.7% and was based on the Company’s actual historical forfeiture trend.

Under the provisions of SFAS No. 123(R), the Company recorded $66,000 and $48,000 of stock-based compensation expense (as classified in table below) in our consolidated statements of operations for the three-month periods ended September 26, 2008 and September 28, 2007, respectively, and $100,000 and $133,000 for the six-month periods ended September 26, 2008 and September 28, 2007, respectively.

	Three months ended		Six months ended
	Sept. 26, 2008	Sept. 28, 2007	Sept. 26, 2008	Sept. 28, 2007
Cost of Products Sold	$3,000	$5,000	$5,000	$11,000
Research and Development expense	18,000	11,000	25,000	29,000
General and Administrative expense	37,000	28,000	56,000	82,000
Sales and Marketing expense	8,000	4,000	14,000	11,000
Total Stock Based Compensation	$66,000	$48,000	$100,000	$133,000

At September 26, 2008, the total stock-based compensation expense related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $297,000. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 2.6 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Options
The Company has five stock equity plans: The 1990 Incentive Stock Option and Non-Qualified Stock Option Plan, the 1991 Directors’ Stock Option Plan (The Directors’ Plan), the 1997 Employee Stock Option Plan, the 2000 Stock Option Plan and the 2007 Equity Incentive Plan. As of September 26, 2008, there were 24,000 shares available for issuance under the 2000 Plan and 2,163,000 shares available for issuance under the 2007 Plan.

As of September 26, 2008, the Company’s various equity plans provide for the granting of non-qualified and incentive stock options and restricted stock awards to purchase up to 2,187,000 shares of common stock. Options typically vest at the rate of 25% per year over four years and are exercisable up to ten years from the date of issuance. The Directors’ Plan typically vested at the rate of 50% per year over two years. Under these plans, the option exercise price equals the stock’s market price on the date of grant. Options and restricted stock awards may be granted to employees, officers, directors and consultants.

During the three-month period ended September 26, 2008, the Company granted 28,000 stock options with an estimated total grant-date fair value of $49,000 and issued 26,738 shares of restricted stock at a grant date fair value of $50,000 ($1.87 per share). During the three months ended September 28, 2007, the Company granted 36,000 stock options with an estimated total grant-date fair value of $68,000.

Restricted shares are granted with a per share or unit purchase price at 100% of fair market value on the date of grant. The shares of restricted stock vest after either six or twelve months, and are not transferable for one year after the grant date. Stock-based compensation will be recognized over the expected vesting period of the stock options and restricted stock.

The following table summarizes information regarding options outstanding and options exercisable at September 26, 2008 and September 28, 2007 and the changes during the three months then ended:

	Number of Options Outstanding	Weighted Average Exercise Price per Share	Number of Shares Exercisable	Weighted Average Exercise Price per Share
	(000’s)		(000’s)
Balance of March 31, 2007	2,540	$1.90	1,978	$1.81
Granted	115	$1.80
Exercised	—	—
Expired	—	—
Balance of June 29, 2007	2,655	$1.88	2,192	$1.82
Granted	36	$1.89
Exercised	(81)	$0.65
Expired	—	—
Balance of September 28, 2007	2,610	$1.92	2,140	$1.87

	Number of Options Outstanding	Weighted Average Exercise Price per Share	Number of Shares Exercisable	Weighted Average Exercise Price per Share
	(000’s)		(000’s)
Balance of March 31, 2008	2,619	$1.92	2,198	$1.87
Granted	264	$1.50
Exercised	—	—
Expired	(38)	$1.25
Balance of June 27, 2008	2,845	$1.89	2,312	$1.90
Granted	28	$1.76
Exercised	(42)	$0.88
Expired	(21)	$1.75
Balance of September 26, 2008	2,810	$1.91	2,343	$1.93

Information regarding stock options outstanding as of September 26, 2008 is as follows:

		Option Outstanding
	(in 000s)	Weighted Average	Weighted Average
Price Range	Shares	Exercise Price	Remaining Life
$0.50 - $1.25	770	$0.75	1.94
$1.50 - $2.50	1,326	$1.90	5.56
$2.87 - $5.34	714	$3.18	5.26

		Options Exercisable
		Weighted Average	Weighted Average
Price Range	Shares	Exercise Price	Remaining Life
$0.50 - $1.25	769	$0.75	1.94
$1.50 - $2.50	908	$2.00	6.49
$2.87 - $5.34	666	$3.21	5.14

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

The Company maintains cash balances at four financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 (was increased to $250,000 on October 4, 2008). As of September 26, 2008, the Company had cash at one financial institution in excess of federally insured amounts. As excess cash is available, the Company invests in short-term and long-term investments, primarily consisting of Government Securities Money Market instruments, and Repurchase agreements. As of September 26, 2008 and March 31, 2008, cash deposits held at financial institutions in excess of FDIC insured amounts of $100,000 were $0.8 million and $1.4 million, respectively.

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At September 26, 2008, two (2) customers each comprised 10% or more of accounts receivable. As of March 31, 2008, no customer comprised 10% or more of accounts receivable.

Note 5. Detail of Certain Asset Accounts

Cash and Cash Equivalents
The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Compensating Cash Balance
At the end of Q2 FY 2009, the Company terminated its Line of Credit loan agreement with Fifth Third Bank and established a new Line of Credit Agreement with The PrivateBank and Trust Company with the following terms: A revolving line of credit of $3.0 million (formerly $2.5 million) with a minimum compensating balance requirement of $500,000. The new Loan Agreement contains customary representations, warranties and financial covenants including minimum debt service coverage ratio, Adjusted EBITDA level and Net Worth requirements (as defined in the agreement). At September 26, 2008, the Company was in compliance with the financial covenants. The interest rate is variable based on the prime rate plus 1% (previously prime plus 2%) and is adjusted quarterly. The Prime rate at September 26, 2008 was 5.0%. The new loan maturity date is now September 25, 2011.

Accounts Receivable
Receivables are stated at amounts estimated by management to be the net realizable value. The allowance for doubtful accounts is based on specific identification. Accounts receivable are charged off when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected.

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Any unanticipated change in the customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. At September 26, 2008, two (2) customers each comprised 10% or more of accounts receivable. As of March 31, 2008, no customer comprised 10% or more of accounts receivable.

Inventories
Inventories, which include material, labor and manufacturing overhead, are stated at the lower of standard cost (which approximates the first in, first out method) or market. Inventories consist of the following at September 26, 2008 and March 31, 2008.

	September 26, 2008	March 31, 2008
Raw material	$3,610,000	$3,260,000
Work-in-process	1,309,000	1,626,000
Finished products	528,000	229,000
Total inventories	5,447,000	5,115,000
Less reserve	(1,138,000)	(984,000)
Inventories, net	$4,309,000	$4,131,000

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

Goodwill and Intangible Assets
Intangible assets that have definite lives consist of the following (in thousands):

		September 26, 2008				March 31, 2008
	Weighted Average Lives	Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net	Carrying Value	Accumulated Amortization	Intangibles Net
Non-Compete agreement	3	Cash Flow	$130	$130	$—	$130	$117	$13
Customer list	15	Straight Line	475	328	147	475	322	153
Trademarks	15	Cash Flow	2,270	453	1,817	2,270	391	1,879
Customer relationships	5	Cash Flow	1,380	588	792	1,380	450	930
Technology	10	Cash Flow	10,950	4,411	6,539	10,950	3,592	7,358
Patents pending			492	—	492	424	—	424
Patents		Straight Line	209	80	129	187	73	114
Total Intangibles			$15,906	$5,990	$9,916	$15,816	$4,945	$10,871

Amortization expense for the six-month periods ended September 26, 2008 and September 28, 2007 was approximately $1.04 million and $976,000, respectively. Patent amortization expense, for the six-month periods ended September 26, 2008 and September 28, 2007 was approximately $7,000 and $4,000, respectively. The current patents held by the Company have remaining useful lives ranging from 2 years to 20 years.

Assuming no impairment to the intangible value, future amortization expense for intangible assets and patents are as follows:

Intangible Assets		Patents (a)
2009 (6 months)	$1,025,000	2009 (6 months)	$8,000
2010	2,035,000	2010	16,000
2011	1,584,000	2011	16,000
2012	1,305,000	2012	15,000
2013	1,088,000	2013	15,000
2014 & after	2,258,000	2014 & after	59,000
Total	$9,295,000	Total	$129,000

a)	Patent pending costs of $492,000 are not included in the chart above. These costs will be amortized beginning the month the patents are granted.

Note 6. Debt
Total outstanding debt of the Company as of September 26, 2008 and March 31, 2008 consisted of the following (dollars in thousands):

	As of
	September 26, 2008	March 31, 2008
Capital lease obligations	$—	$1,917
Bank term loan	1,736	—
Bank line of credit	1,363	1,300
MEDC loans	2,311	2,311
Debt to Related Parties	1,851	1,851
Total	$7,261	$7,379

Line of Credit
At the end of Q2 FY 2009, the Company terminated its Line of Credit loan agreement with Fifth Third Bank and established a new Line of Credit agreement with The PrivateBank and Trust Company with the following terms: A revolving line of credit of $3.0 million (formerly $2.5 million) with a minimum compensating balance requirement of $500,000. The new Loan Agreement contains customary representations, warranties and financial covenants including minimum debt service coverage ratio, Adjusted EBITDA level, and Net Worth requirements. (as defined in the agreement). At September 26, 2008, the Company was in compliance with the financial covenants. The interest rate is variable based on the prime rate plus 1% (previously prime plus 2%) and is adjusted quarterly. The prime rate at September 26, 2008 was 5.0%. The new loan maturity date is now September 25, 2011.

The Line of Credit Agreement is guaranteed by each of API’s wholly-owned subsidiaries and the loan is secured by a Security Agreement among API, its subsidiaries and The PrivateBank, pursuant to which API and its subsidiaries granted to The PrivateBank a first-priority security interest in certain described assets. During the quarter ending September 26, 2008, API had no additional draws under the current Loan Agreement. The outstanding balance as of September 26, 2008 is $1.36 million.

MEDC Loans, Capital Lease Obligations and Installment Loans
The Michigan Economic Development Corporation (MEDC) entered into two loan agreements with Picometrix LLC, one in fiscal 2004 (MEDC-loan 1) and one in fiscal 2005 (MEDC-loan 2). Both loans are unsecured. The remaining balance against each loan can be drawn against as the Company meets certain THz product development milestones.

The MEDC-loan 1 is for an amount up to $1,025,000 with an interest rate of 7% and is fully amortized by the end of an eight year period (ending on September 15, 2012). Interest accrued, but unpaid in the first four years of this agreement will be added to the then outstanding principal of this promissory note. Under the original terms of the promissory note interest accrue through October 2008 would be added to then outstanding principle of the note and the restate principle would be amortized over the remaining four years. Effective September 23, 2008, the MEDC-loan 1 of $1,025,000 was amended and restated to change the start date of repayment of principal and interest from October 2008 to October 2009. Commencing in October 2009, the Company will pay MEDC the restated principal and accrued interest on any unpaid balance over the remaining three years.

MEDC-loan 2 is for an amount up to $1.2 million with an interest rate of 7% and is fully amortized by the end of a six year period (ending on September 15, 2011). Interest accrued, but unpaid in the first two years of this agreement will be added to the then outstanding principal of this promissory note. During the third year of this agreement, the Company will pay interest on the restated principal of the Note. Commencing in October 2008, the Company will pay MEDC the restated principal and accrued interest on any unpaid balance over the remaining three years. Currently, the commencement of the repayment of this MEDC-loan 2 has been deferred to December 31, 2008, pending renegotiation of the terms of this loan.

In March 2007, API, as Lessee, entered into a Master Equipment Lease Agreement with Fifth Third Leasing Company, as Lessor, to finance the purchase of new manufacturing equipment up to an aggregate of $2,300,000 (Lease). API purchased equipment under the Lease until June 30, 2007. This lease was accounted for as a capital lease in accordance with SFAS No. 13. On September 25, 2008, the Company retired the Master Equipment Lease Agreement with Fifth Third Leasing Company by paying the principal amount of $1,736,000.

On September 25, 2008, the Company established a new credit facility with The PrivateBank and Trust Company, headquartered in Chicago, IL. As part of this new banking relationship, the Company established a three year Line of Credit of $3.0 million and an Equipment Installment Loan of $1.736 million amortized over a term of four years, both at an interest rate of prime plus 1%. The new Loan Agreements contain customary representations, warranties and financial covenants including minimum debt service coverage ratio, Adjusted EBITDA level, and Net Worth requirements (as defined in the agreement). The principal loan amount, with respect to the Line of Credit, is due on September 25, 2011, and, with respect to the Term Loan, is due on September 25, 2012, provided that if existing loans to the Company by the Michigan Economic Development Corporation have not converted to equity on or before August 31, 2011, the Line of Credit and the Term Loan shall each be due on August 31, 2011.  The Company utilized the Equipment Installment loan to retire the Master Equipment Lease Agreement with Fifth Third Leasing Company and drew down $1.36 million of the new line of credit and utilized these funds to retire the line of credit previously held by Fifth Third Bankcorp Trust.

Convertible Promissory Notes Payable
As of September 26, 2008 and September 28, 2007, the Company had outstanding convertible notes of zero and $5.5 million, respectively. These convertible notes were paid off or converted to equity in the quarter ended December 27, 2007. In the quarter ending September 28, 2007, the Company had interest expense of $934,000, comprised of $805,000 debt discount related to the warrants and intrinsic value and $129,000 of interest expense at prime plus 1%, related to the convertible notes. For the six-month period ended September 28, 2007, the Company had interest expense of $1.63 million, comprised of approximately $1.37 million debt discount related to the warrants and intrinsic value and $256,000 of interest expense at prime plus 1%, related to the convertible notes.

Related Party Debt
As a result of the acquisition of Picotronix, Inc. (dba Picometrix) in May 2005, the stockholders of Picometrix received four-year API promissory notes in the aggregate principal amount of $2.9 million ("Debt to Related Parties"). The notes are payable in four annual installments with the first being a payment of $500,000 paid May 2006, the second being a payment of $550,000 paid May 2007, the third being a payment of $900,000 originally due May 2008 and the fourth being a payment of $950,500 due May 2009. The notes bear an interest rate of prime plus 1.0% and are secured by all of the intellectual property of Picometrix. The interest rate at September 26, 2008 was 6.0%. API has the option of prepaying the debt to related parties without penalty. Note holders include Robin Risser and Steve Williamson, the Company’s CFO and CTO, respectively.

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

The balance expected to be incurred through the 4th quarter of fiscal 2009 is projected to be approximately $192,000. During the six months ended September 26, 2008 and September 28, 2007, wafer fabrication consolidation expenses amounted to $208,000 and $611,000, respectively. In accordance with SFAS No. 146, “Accounting for Cost Activities Associated with Exit or Disposal Activities”, all costs associated with the consolidation are recorded as expenses when incurred. Upon fiscal year 2009 completion of the wafer fabrication consolidation, the Company expects cost reduction through elimination of duplicate expenditures and yield improvements as well as an increase in new product development capability.

Note 8. Earnings Per Share

The Company’s net earnings per share calculations are in accordance with SFAS No. 128, “Earnings per Share”. Accordingly, basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares outstanding for each year. The calculation of earnings (loss) per share is as follows:

	Three months ended		Six months ended
Basic and Diluted	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
Weighted Average Basic Shares Outstanding	24,060,000	19,906,000	24,035,000	19,584,000
Net income (loss)	$(326,000)	$(1,857,000)	$(179,000)	$(3,763,000)
Basic earnings per share	$(0.01)	$(0.09)	$(0.01)	$(0.19)

The dilutive effect of stock options outstanding at September 26, 2008 and September 28, 2007 was not included in the calculation of diluted loss per share for the three-month and six-month periods because to do so would have had an anti-dilutive effect as the Company had a net loss for this period. As of September 26, 2008, the number of anti-dilutive shares excluded from diluted earnings per share totaled approximately 3.7 million shares, which includes 2.2 million anti-dilutive warrants.

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

Deferred Tax Asset Valuation Allowance
The Company records deferred income taxes for the future tax consequences of events that were recognized in the Company’s financial statements or tax returns. The Company records a valuation allowance against deferred tax assets in accordance with SFAS 109, “Accounting for Income Taxes,” when, in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future. Consistent with the March 31, 2008 10K, the Company has a full valuation allowance on its net Deferred Tax Assets as of September 26, 2008.

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

Results of Operations
Revenues
The Company predominantly operates in one industry segment, consisting of light and radiation detection devices. The Company sells its products to multiple markets including telecommunications, industrial sensing/non destructive testing (NDT), military-aerospace, medical, and homeland security.

Revenues by market consisted of the following (dollars in thousands):

	Three months ended				Six months ended
Revenues	September 26, 2008%		September 28, 2007%		September 26, 2008%		September 28, 2007%
Telecommunications	$1,490	18%	$1,589	24%	$3,689	23%	$2,847	21%
Industrial Sensing/NDT	3,111	38%	2,630	40%	6,322	40%	5,546	47%
Military/Aerospace	2,480	30%	950	15%	4,243	27%	1,821	14%
Medical	492	6%	1,360	21%	992	6%	2,460	18%
Homeland Security	615	8%	—	—	712	4%	—	—
Total Revenues	$8,188	100%	$6,529	100%	$15,958	100%	$12,674	100%

The Company's revenues for the quarter ended September 26, 2008 were $8.2 million, an increase of 25% (or $1.7 million) over revenues of $6.5 million for the quarter ended September 28, 2007. Year to date revenues were approximately $16 million, 26% higher (or approximately $3.3 million) over the previous six-month period. The Company had growth in four of its five markets offset by a substantial decrease in the medical market as compared to the comparable prior year period ended September 28, 2007.

Military/Aerospace market revenues for the second quarter were $2.48 million, an increase of 161% (or $1.53 million) from the comparable prior period revenues of $950,000. Military/Aerospace revenues for the six-month period were approximately $4.2 million, 133% (or approximately $2.4 million) higher than the comparable prior year period. The increases in both periods were attributable to customer orders which had been delayed from prior quarters, an increase in R&D contracts and an increase in demand. The Company expects significant military revenues for the remainder of FY 2009 to approximately equal the first six months of the year.

Industrial Sensing/NDT market revenues increased to $3.1 million in Q2 2009, and $6.3 million for the six-month period, increases of 18% (or $481,000) and 14% (or $751,000) from the comparable prior year periods. The increases were due primarily to increases in sales and research contracts for non-destructive testing equipment utilizing our proprietary terahertz technology. We expect revenues for the second half of the year to be slightly lower than the first six months of FY 2009.

Homeland Security revenues in Q2 2009 were $615,000 and $712,000 for the six month period. There were no Homeland Security sales in the comparable periods of the prior year. The sales in the current fiscal year are attributable to a THz development contract for the nuclear gauge replacement from the Department of Homeland Security. We expect Homeland Security revenues for the second half of the fiscal year to continue the same strong growth as demonstrated in the first half.

Telecommunications market revenues for the first six months were approximately 31% higher than the prior year; however they were 6% (or $99,000) lower for the quarter ended September 26, 2008 (Q2 2009) as compared to the quarter ended September 28, 2007 (Q2 2008). The Company believes this year to year quarterly variation in telecommunications revenues is primarily the result of variability in customer shipment requirements and not the result of a changing underlying market demand. The Company’s telecommunications revenues have been primarily driven by increased shipments of 40G client side products, and the Company expects growth in this segment to continue in the second half of the year driven by new products for the 40G line side.

Medical market revenues for Q2 2009 and for the six months then ended were $492,000 and $992,000, respectively, a decrease of 64% (or $868,000) and 60% (approximately $1,468,000) from the comparable periods in the prior year. The decreases are primarily a result of reduced demand but also reflect a customer having discontinued a specific product. The Company expects the medical market revenues in the second half of the year to equal the first half revenues.

Gross Profit
Gross Profit for Q2 2009 was $3.6 million compared to Q2 2008 of $2.7 million, or an increase of $819,000 on higher revenue volume of $1.7 million. Gross profit margins increased to 43.5% for Q2 2009 compared to 42.0% of sales for the comparable prior year. The improvement in gross profit margin was due primarily to increased revenue from products sold into the military and homeland security markets combined with cost reductions achieved through our facilities consolidation.

Year to date Gross Profit was $7.3 million (or 45.9% of revenue), compared to the first six months of FY 2008 of $5.2 million (or 41.1 % of revenue). The improvement in gross profit was due primarily to the favorable product mix of higher military, telecommunications, THz industrial sensing and homeland security revenues, combined with cost reductions achieved through our facilities consolidation.

Operating Expenses
Total operating expenses were $3.8 million during Q2 2009 as compared to $3.5 million in Q2 2008.

However, total operating expenses, excluding non-recurring wafer fabrications consolidation expenses, were $3.7 million for the quarter as compared to $3.2 million for Q2 2008, an increase of $496,000 or 15% compared to the prior year.

Total operating expenses for the six-month period ended September 26, 2008 were $7.3 million as compared to $7.1 million for same prior year period. The increase of $247,000 was primarily due to increases in other operating expenses of $586,000, increased amortization of intangible assets of $64,000, offset by $403,000 lower wafer fabrication relocation expenses. The increased operating expenses were due primarily to higher labor costs of $444,000 ($235,000 for engineering, $106,000 in G&A, and $103,000 in sales and marketing) and one time bank financing expenses of $73,000.

Research, development and engineering (RD&E) expenses increased 6%, or $65,000, to $1.1 million during Q2 2009 compared to $1.0 million in Q2 2008. The increase was primarily due to higher staffing required for development programs in the Terahertz and our high speed optical receiver (HSOR) product platforms.

Research, development and engineering (RD&E) expenses increased by $299,000 (or 16%) to $2.2 million during six months ended September 26, 2008 compared to $1.9 million for the six months ended September 28, 2007. The increase was primarily due to higher staffing required for development programs in the Terahertz and HSOR product platforms. The Company expects that future RD&E expenses will be at least the same level or greater during the current fiscal year, continuing its investment in high growth opportunities.

Sales and marketing expenses increased by $151,000 (or 27%) to $710,000 in Q2 2009, as compared to $559,000 for Q2 2008. The increase was primarily attributable to increased staffing, travel and trade show/marketing expenses.

Sales and marketing expenses increased by $125,000 (or 10%) to $1.3 million (8% of sales) for the six-month period ended September 26, 2008, as compared to $1.2 million (10% of sales) for the six-month period ended September 28, 2007. The increase was primarily attributable to the increased field sales activity.

The Company has and will continue to expand its sales and marketing for the growing telecom market and Terahertz product platforms for Industrial/NDT and homeland security markets. As a result, further increases in sales and marketing expenses are expected during the last half of fiscal year 2009.

Total general and administrative expenses (G&A) increased 21%, or $252,000, to approximately $1.4 million (17% of sales) in Q2 2009 as compared to $1.2 million (18% of sales) in Q2 2008. The increase was primarily the result of higher non-recurring costs related to the new loan facility and severance cost (approximately $115,000), higher costs for Sarbanes-Oxley compliance (approximately $34,000) and higher labor costs (approximately $103,000).

Total general and administrative expenses (G&A) increased by $162,000 (or 7%) to approximately $2.5 million (16% of sales) for the six-month period ended September 26, 2008 as compared to $2.35 million (19% of sales) for the six-month period ended September 28, 2007. These increases were primarily the result of higher non-recurring costs related to the new loan facility ($74,000) and to higher consulting costs of $67,000 for Sarbanes-Oxley compliance.

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

Amortization expense increased by 6%, or $28,000, to $518,000 in Q2 2009 compared to $490,000 in Q2 2008 due to the Company’s utilization of the cash flow amortization method on the majority of its intangible assets. Year to date amortization expense increased $64,000 to $1.04 million for the six months ended September 26, 2008 compared to $980,000 for the six months ended September 28, 2007.

The non-cash expensing of stock option grants included in operating expenses was $95,000 for the six-month period ended September 26, 2008 compared to $122,000 for the six months ended September 28, 2007, a decrease of $27,000.

Other operating expense incurred was related to the previously announced wafer fabrication consolidation to the Company’s Ann Arbor facility, which amounted to $48,000 in Q2 2009, compared to $268,000 in Q2 2008. The Company estimates wafer fabrication consolidation expense will total approximately $2.4 million over the consolidation period and has incurred $2.1 million since the start of this project. The balance expected to be incurred through the remainder of the fiscal year is approximately $200,000. The Company has completed the Wisconsin wafer fabrication consolidation and expects to complete the California consolidation during the year. The Company anticipates future benefits as a result of the wafer fabrication consolidation, including cost savings through increased efficiencies, reduced scrap, improved process capability, and higher yields. In addition, the Company believes that the consolidation will provide new capabilities for product development, leading to growth opportunities through new product introductions.

Financing and Other Income (Expense), net
Interest income in Q2 2009 totaled approximately $12,000, a decrease of $14,000 from Q2 2008 interest income of $26,000, due primarily to lower interest rates and lower bank balances for short term investments.

Interest income for the six months ended September 26, 2008 totaled approximately $28,000, a decrease of $19,000 from the six months ended September 28, 2007 amount of $47,000, due to lower interest rates and lower cash balances available for short-term investments.

Interest expense in Q2 2009 was $111,000 compared to $1.1 million in Q2 2008, a decrease of $1.0 million, primarily attributable to a $934,000 decrease in the interest expense and amortization of the discount related to the convertible notes which were paid off or converted to equity by December 27, 2007. In addition, the Company incurred lower interest expense to banks and related parties of $82,000, primarily due to the combination of lower debt obligations and lower interest rates.

Interest expense for the six months ended September 26, 2008 was $219,000 compared to $2.0 million for the six months ended September 28, 2007, a decrease of $1.8 million, primarily attributable to a $1.6 million decrease in the interest expense and amortization of the discount related to the convertible notes which were paid off or converted to equity by December 27, 2007. In addition, the Company incurred lower interest expense to banks and related parties of $136,000, primarily due to the combination of lower debt obligations and lower interest rates.

The Company incurred a net loss for Q2 2009 of $326,000 ($0.01 per share), as compared to a net loss of $1.9 million ($0.09 per share) in Q2 2008, for a decrease in losses of approximately $1.5 million.

Net loss for the six-month period ended September 26, 2008 was $179,000 ($0.01 per share), as compared to a net loss of $3.76 million ($0.19 per share) for the comparable prior year periods, a decreased loss of approximately $3.6 million. The decreased loss is primarily attributable to the decrease in non-cash interest expense related to the convertible notes, higher sales and improved gross margins and lower wafer fabrication relocation spending offset by higher other operating expenses.

Fluctuation in Operating Results
The Company’s operating results may fluctuate from period to period and will depend on numerous factors, including, but not limited to, customer demand and market acceptance of the Company’s products, new product introductions, product obsolescence, component price fluctuation, varying product mix, and other factors. If demand does not meet the Company’s expectations in any given quarter, the sales shortfall may result in an increased impact on operating results due to the Company’s inability to adjust operating expenditures quickly enough to compensate for such shortfall. The Company’s results of operations could be materially adversely affected by changes in economic conditions, governmental or customer spending patterns for the markets it serves. The current turbulence in the global financial markets and its potential impact on global demand for our customers’ products and their ability to finance capital expenditures could materially affect the Company’s operating results. In addition, any significant reduction in defense spending as a result of a change in governmental spending patterns could reduce demand for the Company’s product sold into the military market.

Liquidity and Capital Resources

At September 26, 2008, the Company had cash and cash equivalents of $389,000, an increase of $307,000 from the March 31, 2008 balance of $82,000. The higher balance is attributable to an increase of cash from investing activities of $533,000, offset by a decrease in cash from operating activities of $155,000, and a decrease in cash of $71,000 from financing activities.

Operating Activities
The decrease of $155,000 in cash resulting from operating activities was primarily attributable to net cash generated from operations of $1.5 million offset by net changes in operating assets and liabilities of $1.65 million, primarily the result of an increase in accounts receivable of $2.0 million due to revenue increases. Cash generated from operations of $1.5 million included a loss from operations of $179,000 (which includes approximately $208,000 in non-recurring wafer fabrication consolidation expenses) and $1.7 million in non-cash depreciation, amortization, and stock-based compensation expenses.

Investing Activities
The increase from investing activities of $533,000 was primarily the result of a $1.0 million reduction in restricted cash requirements related to the new bank loan agreement which became effective at the end of the 2nd quarter of fiscal year 2009, offset by capital expenditures of approximately $378,000 and patent expenditures of $89,000.

Financing Activities
The Company used ($71,000) in net financing activities through the first six months. Proceeds from financing were $1.846 million which included borrowing $1.736 million on a term loan from The PrivateBank, increasing line of credit borrowings by $63,000, and receiving $47,000 from stock options exercised during the six-month period ended September 26, 2008. These proceeds from financing were offset by the retirement of the capital lease of $1.917 million

The Company maintains a revolving line of credit with a regional bank (new loan agreement signed September 25, 2008), that provides for borrowings up to $3.0 million (formerly $2.5 million), with a minimum compensating balance requirement of $500,000. The borrowings are based on 80% of the Company’s eligible accounts receivable and 50% of the Company’s eligible inventory, subject to certain limitations as defined by the agreement. At September 26, 2008, the outstanding balance on the line was $1.36 million. All business assets of the Company secure the line other than the intellectual property of the Company’s Picometrix subsidiary. The loan agreement contains customary representations, warranties and financial covenants including minimum debt service coverage ratio, Adjusted EBITDA level, and Net Worth Requirements (as defined in the agreement). At September 26, 2008, the Company was in compliance with the financial covenants. The interest rate is variable at a prime rate plus 1.0% (formerly prime plus 2%) and is adjusted quarterly. Interest is payable monthly, with principal due at maturity date on September 25, 2011. The prime interest rate was 5.0% at September 26, 2008.

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

The Company has related party debt of $900,000 maturing on Dec. 2, 2008. The Company is currently in discussion with the related parties to restructure some or all of the payment due in December. The Company would not be able to make the December payment and still be in compliance with the convents on its financing facility.

We believe that existing cash and cash equivalents and cash flow from future operations in conjunction with the available credit facility will be sufficient to fund our anticipated cash needs at least for the next twelve months, provided the Company’s loans to related parties are restructured. However, we may require additional financing to fund our operations in the future and there can be no assurance that additional funds will be available, especially if we experience operating results below expectations, or, if financing is available, there can be no assurance as to the terms on which funds might be available. If adequate financing is not available as required, or is not available on favorable terms, our business, financial position and results of operations will be adversely affected.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued FASB Staff Position No. FAS No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP FAS No. 157-2”), which delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). FSP FAS No. 157-2 defers the effective date of SFAS No.157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of FSP FAS No. 157-2. The adoption of SFAS No. 157 did not have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Is Asset Not Active” (“FAS No. 157-3”) with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS No. 157-3 clarifies the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FAS No. 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS No. 157-3 in the second quarter did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141(R)”). The objective of SFAS No. 141(R) is to improve reporting by creating greater consistency in the accounting and financial reporting of business combinations, resulting in more complete, comparable and relevant information for investors and other users of financial statements. SFAS No. 141(R) requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS No. 141(R) includes both core principles and pertinent application guidance, eliminating the need for numerous EITF issues and other interpretative guidance, thereby reducing the complexity of existing GAAP. SFAS No. 141(R) is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning April 1, 2009.

In December 2007, the FASB issued SFAS No. 160,“Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed. Since the Company currently has no minority interest, this standard will have no impact on our financial position, results of operations or cash flows.

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

In June 2008, the FASB issued FASB Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings per Share.” All prior period earnings per share data presented shall be adjusted retrospectively to conform to the provisions of this FSP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early application is prohibited. This FSP is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (FSP) No. APB 14-1.  This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  The Company is in the process of evaluating the impacts, if any, of adopting this FSP.

In June 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force, EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 addresses how an entity should evaluate whether an instrument is indexed to its own stock. The consensus is effective for fiscal years (and interim periods) beginning after December 15, 2008. The consensus must be applied to outstanding instruments as of the beginning of the fiscal year in which the consensus is adopted and should be treated as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company is in the process of evaluating the impacts, if any, of adopting this EITF.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At September 26, 2008, most of the Company’s interest rate exposure is linked to the prime rate, subject to certain limitations, offset by cash investment indexed to the LIBOR rate. As such, the Company is at risk to the extent of changes in the prime rate and does not believe that moderate changes in the prime rate will materially affect its operating results or financial condition.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officers (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation. There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 26, 2008 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

The information regarding litigation proceedings described in our Annual Report on Form 10K for the year ended March 31, 2008 and in our Quarterly Report on Form 10Q for the quarter ended June 27, 2008 is incorporated herein by reference.
Item 1 A.  Risk Factors

The Company’s Annual Report on Form 10K for the fiscal year ended March 31, 2008 includes a detailed discussion of its risk factors. The information presented below adds an additional risk factor and should be read in conjunction with the risk factors and information disclosed in the Company’s Annual Report on Form 10K.

The volatility and disruption of the capital and credit markets and adverse changes in the global economy may negatively impact our ability to access financing as well as our revenues.

Our ability to obtain financing for acquisitions, the replacement of maturing liabilities (including related party debt as discussed in the Liquidity Section of the MD&A) or other general corporate and commercial purposes will depend on our operating and financial, business and other factors beyond our control. Due to the existing uncertainty in capital and credit markets, our access to capital may not be available on terns acceptable to the Company or at all. Further, if adverse regional and nation economic condition persist or worsen, we could experience decrease revenues from our operation attributable to decrease in consumer spending levels.

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

November 10, 2008

/s/ Richard Kurtz
Richard Kurtz
Chairman, Chief Executive Officer
and Director

/s/ Robin Risser
Robin Risser
Chief Financial Officer
and Director