Form 10-Q
period 2008-12-26
ADVANCED PHOTONIX INC
filed 2009-02-09
CIK 869986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 26, 2008
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

As of February 5, 2009, there were 24,089,726 of Class A Common Stock, $.001 par value, and 31,691 shares of Class B Common Stock, $.001 par value outstanding.

Advanced Photonix, Inc.
Form 10-Q
For the Quarter Ended December 26, 2008

Table of Contents
		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at December 26, 2008 (unaudited) and March 31, 2008	3

	Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended December 26, 2008 and December 28, 2007(unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended December 26, 2008 and December 28, 2007 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	29

Item 1A	Risk Factors	29

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3	Defaults Upon Senior Securities	29

Item 4	Submission of Matters to a Vote of Security Holders	29

Item 5	Other Information	29

Item 6.	Exhibits	30

	Exh. 31.1 Section 302 Certification of Chief Executive Officer
	Exh. 31.2 Section 302 Certification of Chief Financial Officer
	Exh. 32.1 Section 906 Certification of Chief Executive Officer
	Exh. 32.2 Section 906 Certification of Chief Financial Officer

	Signatures

PART I — FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ADVANCED PHOTONIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 26, 2008 (Unaudited)	March 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$1,623,000	$82,000
Restricted cash	500,000	1,500,000
Accounts receivable, net	4,441,000	3,202,000
Inventories, net	4,232,000	4,131,000
Prepaid expenses and other current assets	430,000	195,000
Total current assets	11,226,000	9,110,000
Equipment and leasehold improvements, net	4,508,000	4,757,000
Goodwill	4,579,000	4,579,000
Intangibles and patents, net	9,440,000	10,871,000
Other assets	387,000	386,000
TOTAL ASSETS	$30,140,000	$29,703,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Line of credit	$1,394,000	$1,300,000
Accounts payable	1,795,000	1,339,000
Accrued expenses	2,189,000	1,254,000
Current portion of long-term debt - related parties	1,401,000	900,000
Current portion of long term debt - capital lease obligations	—	460,000
Current portion of long term debt - bank term loan	1,663,000	—
Current portion of long-term debt - MEDC	211,000	62,000
Total current liabilities	8,653,000	5,315,000
Long-term debt, less current portion - MEDC	2,100,000	2,249,000
Long-term debt, less current portion - capital lease obligations	—	1,457,000
Long-term debt, less current portion - bank term loan	—	—
Long-term debt, less current portion - related parties	—	951,000
Total liabilities	10,753,000	9,972,000

Shareholders' equity:
Class A common stock, $.001 par value, 100,000,000 authorized; December 26, 2008 – 24,089,726 shares issued and outstanding, March 31, 2008– 23,977,678 shares issued and outstanding.	24,000	24,000
Class B common stock, $.001 par value; 4,420,113 shares authorized; December 26, 2008 and March 31, 2008 - 31,691 issued and outstanding.	—	—
Additional paid-in capital	52,345,000	52,150,000
Accumulated deficit	(32,982,000)	(32,443,000)
Total shareholders' equity	19,387,000	19,731,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,140,000	$29,703,000
See notes to condensed consolidated financial statements.

ADVANCED PHOTONIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 26, 2008	December 28, 2007	December 26, 2008	December 28, 2007
Sales, net	$7,606,000	$5,306,000	$23,565,000	$17,980,000
Cost of products sold	4,329,000	3,431,000	12,967,000	10,890,000
Gross profit	3,277,000	1,875,000	10,598,000	7,090,000

Operating expenses:
Research, development and engineering	1,112,000	1,034,000	3,321,000	2,944,000
Sales and marketing	605,000	462,000	1,935,000	1,667,000
General and administrative	1,236,000	1,209,000	3,751,000	3,562,000
Amortization expense	516,000	491,000	1,561,000	1,471,000
Dodgeville consolidation	—	534,000	—	534,000
Wafer fabrication relocation expenses	58,000	421,000	266,000	1,032,000
Total operating expenses	3,527,000	4,151,000	10,834,000	11,210,000
(Loss) Income from operations	(250,000)	(2,276,000)	(236,000)	(4,120,000)

Other income (expense):
Interest income	(3,000)	35,000	25,000	82,000
Interest expense	(84,000)	(95,000)	(248,000)	(547,000)
Interest expense, related parties	(22,000)	(39,000)	(77,000)	(138,000)
Interest expense, debt issue cost	—	(10,000)	—	(70,000)
Interest expense, debt discount	—	(299,000)	—	(1,672,000)
Other income/(expense)	—	(42,000)	(2,000)	(24,000)

Net loss	$(359,000)	$(2,726,000)	$(538,000)	$(6,489,000)

Basic and diluted loss per share	$(0.01)	$(0.11)	$(0.02)	$(0.31)
Weighted average common shares outstanding
Basic and diluted	24,109,000	23,804,000	24,057,000	20,996,000

See notes to condensed consolidated financial statements.

ADVANCED PHOTONIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 26, 2008	December 28, 2007
OPERATING ACTIVITIES:
Net (loss)	$(538,000)	$(6,489,000)
Adjustment to reconcile net (loss) to net cash provided by (used in) operating activities
Depreciation	861,000	858,000
Amortization	1,561,000	1,471,000
Stock-based compensation expense	145,000	201,000
Amortization, convertible note discount	—	1,672,000
Amortization, debt issue costs	—	70,000
Changes in operating assets and liabilities:
Accounts receivable	(1,239,000)	459,000
Inventories	(101,000)	762,000
Prepaid expenses and other assets	(236,000)	(113,000)
Accounts payable and accrued expenses	1,391,000	(719,000)
Net cash provided by (used in) operating activities	1,844,000	(1,828,000)

INVESTING ACTIVITIES:
Capital expenditures	(612,000)	(945,000)
Change in restricted cash	1,000,000	—
Patent expenditures	(129,000)	(151,000)
Net cash provided by (used in) investing activities	259,000	(1,096,000)

FINANCING ACTIVITIES:
Proceeds from capital lease financing	—	433,000
Payments on capital lease financing	(1,917,000)	(268,000)
Proceeds from bank term loan	1,736,000	—
Payment on bank term loan	(73,000)	—
Borrowings on line of credit	94,000	—
Payment of bank line of credit	—	(741,000)
Payments on long-term debt – related parties	(450,000)	(550,000)
Payment of convertible note – net of conversion into Company common stock ($3,150,000)	—	(2,375,000)
Net proceeds from equity financing	—	4,321,000
Proceeds from exercise of warrants	—	151,000
Proceeds from exercise of stock options	48,000	76,000
Proceeds from MEDC term loan	—	702,000
Net cash (used in) provided by financing activities	(562,000)	1,749,000
Net increase (decrease) in cash and cash equivalents	1,541,000	(1,175,000)
Cash and cash equivalents at beginning of year	82,000	3,274,000
Cash and cash equivalents at end of quarter	$1,623,000	$2,099,000
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$3,000	$55,000
Cash paid for interest	$211,000	$544,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Notes to Condensed Consolidated Financial Statements
December 26, 2008

Note 1   Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, Silicon Sensors Inc. (“SSI”) and Picometrix, LLC (“Picometrix”). The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included.  Certain prior quarter amounts have been reclassified to conform to the current quarter presentation.  Operating results for the nine-month period ended December 26, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009.

These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Note 2   Recent Pronouncements and Accounting Changes

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

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Is Asset Not Active” (“FAS No. 157-3”) with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS No. 157-3 clarifies the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FAS No. 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS No. 157-3 did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way–as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed.  Since the Company currently has no minority interest, this standard will have no impact on our financial position, results of operations or cash flows upon adoption.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (”FSP No. FAS 142-3”). The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations”, and other US generally accepted accounting principles. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, FSP No. FAS 142-3 will have on its consolidated financial statements.

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

Note 3  Share-Based Compensation

The Company accounts for stock-based incentives plans, in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”). The Company estimates the fair value of stock-based awards utilizing the Black-Scholes pricing model for stock options and the intrinsic value for restricted stock. The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The Black-Scholes fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include:

·
The time period that stock-based awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s short-cut approach pursuant to SAB No. 107, “Disclosure About Fair Value of Financial Statements”. The expected term assumption for awards issued during the nine-month periods ended December 26, 2008 and December 28, 2007 was 6.3 years. As additional evidence develops from the employee’s stock trading history, the expected term assumption will be refined to capture the relevant trends.

·
The future volatility of the Company’s stock has been estimated based on the weekly stock price from the acquisition date of Picometrix LLC (May 2, 2005) to the date of the latest stock grant. The expected volatility assumption for awards issued during the nine-month periods ending December 26, 2008 and December 28, 2007 averaged 41% and 45%, respectively. As additional evidence develops, the future volatility estimate will be refined to capture the relevant trends.

·
A dividend yield of zero has been assumed for awards issued during the nine-month periods ended December 26, 2008 and December 28, 2007, based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.

·
The Company has based its risk-free interest rate assumption for awards issued during the nine-month periods ended  December 26, 2008 and December 28, 2007 on the implied yield available on U.S. Treasury issues with an equivalent expected term, which averaged 3.5% and 4.6% during the respective periods.

·
The forfeiture rate for awards issued during the nine-month periods ended December 26, 2008 and December 28, 2007 were approximately 18.7% and was based on the Company’s actual historical forfeiture trend.

Under the provisions of SFAS No. 123(R), the Company recorded $45,000 and $68,000 of stock-based compensation expense (as classified in table below) in our consolidated statements of operations. for the three-month periods ended December 26, 2008 and December 28, 2007, respectively, and $145,000 and  $201,000 for the nine-month periods ended December 26, 2008 and December 28, 2007, respectively

	Three months ended		Nine months ended
	December 26, 2008	December 28, 2007	December 26, 2008	December 28, 2007
Cost of Products Sold	$4,000	$5,000	$9,000	$16,000
Research and Development expense	10,000	15,000	35,000	44,000
General and Administrative expense	25,000	41,000	81,000	123,000
Sales and Marketing expense	6,000	7,000	20,000	18,000
Total Stock Based Compensation	$45,000	$68,000	$145,000	$201,000

At December 26, 2008, the total stock-based compensation expense related to unvested stock options granted to employees under the Company’s stock option plans but not yet recognized was approximately $241,000. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 2.5 years and will be adjusted for subsequent changes in estimated forfeitures.

Stock Options
The Company has five stock equity plans:  The 1990 Incentive Stock Option and Non-Qualified Stock Option Plan, the 1991 Directors’ Stock Option Plan (The Directors’ Plan), the 1997 Employee Stock Option Plan, the 2000 Stock Option Plan and the 2007 Equity Incentive Plan.  As of December 26, 2008, there were 24,000 shares available for issuance under the 2000 Plan and 2,163,000 shares available for issuance under the 2007 Plan.

As of December 26, 2008, the Company’s various equity plans provide for the granting of non-qualified and incentive stock options and restricted stock awards to purchase up to 2,187,000 shares of common stock.  Options typically vest at the rate of 25% per year over four years and are exercisable up to ten years from the date of issuance.   The Directors’ Plan typically vested at the rate of 50% per year over two years. Under these plans, the option exercise price equals the stock’s market price on the date of grant.  Options and restricted stock awards may be granted to employees, officers, directors and consultants.

During the three-month period ended December 26, 2008, there were no stock options granted by the Company. During the three months ended December 28, 2007, the Company granted 30,000 stock options with an estimated total grant-date fair value of $33,390.

Restricted shares are granted with a per share or unit purchase price at 100% of fair market value on the date of grant. The shares of restricted stock vest after either six or twelve months, and are not transferable for one year after the grant date. Stock-based compensation will be recognized over the expected vesting period of the stock options and restricted stock.

The following table summarizes information regarding options outstanding and options exercisable at December 26, 2008 and December 28, 2007 and the changes during the three months then ended:

	Number of Options Outstanding	Weighted Average Exercise Price per Share	Number of Shares Exercisable	Weighted Average Exercise Price per Share
	(000’s)		(000’s)
Balance of March 31, 2007	2,540	$1.90	1,978	$1.81
Granted	115	$1.80
Exercised	—	—
Expired	—	—
Balance of June 29, 2007	2,655	$1.88	2,192	$1.82
Granted	36	$1.89
Exercised	81	$0.65
Expired	—	—
Balance of September 28, 2007	2,610	$1.92	2,140	$1.87
Granted	30	$2.07
Exercised	17	$1.34
Expired	1	$1.61
Balance of December 28, 2007	2,622	$1.92	2,191	$1.87

	Number of Options Outstanding	Weighted Average Exercise Price per Share	Number of Shares Exercisable	Weighted Average Exercise Price per Share
	(000’s)		(000’s)
Balance of March 31, 2008	2,619	$1.92	2,198	$1.87
Granted	264	$1.50
Exercised	—	—
Expired	(38)	$1.25
Balance of June 27, 2008	2,845	$1.89	2,312	$1.90
Granted	28	$1.76
Exercised	(42)	$0.88
Expired	(21)	$1.75
Balance of September 26, 2008	2,810	$1.91	2,343	$1.93
Granted	—	—
Exercised	(14)	$0.80
Expired	—	—
Balance of December 26, 2008	2,796	$1.91	2,384	$1.93

Information regarding stock options outstanding as of December 26, 2008 is as follows:

		Options Outstanding
	(in 000s)	Weighted Average	Weighted Average
Price Range	Shares	Exercise Price	Remaining Life
$0.50 - $1.25	756	$0.75	1.66
$1.50 - $2.50	1,334	$1.90	7.21
$2.68 - $5.34	706	$3.19	5.01

		Options Exercisable
	(in 000s)	Weighted Average	Weighted Average
Price Range	Shares	Exercise Price	Remaining Life
$0.50 - $1.25	756	$0.75	1.66
$1.50 - $2.50	962	$1.98	6.44
$2.68 - $5.34	666	$3.21	4.89

Note 4  Credit Risk

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

The Company maintains cash balances at four financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  As of December 26, 2008, the Company had cash at three financial institutions in excess of federally insured amounts.  As excess cash is available, the Company invests in short-term and long-term investments, primarily consisting of Government Securities Money Market instruments, and Repurchase agreements.  As of December 26, 2008, cash deposits held at financial institutions in excess of FDIC insured amounts of $250,000 were $1.5 million.   As of March 31, 2008, cash deposits held at financial institutions in excess of FDIC insured amounts of $100,000 were $1.4 million.

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At December 26, 2008, one (1) customer comprised 10% or more of accounts receivable.   As of March 31, 2008, no customer comprised 10% or more of accounts receivable.

Note 5  Detail of Certain Asset Accounts

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

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Any unanticipated change in the customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur.  At December 26, 2008, one (1) customer comprised 10% or more of accounts receivable.   As of March 31, 2008, no customer comprised 10% or more of accounts receivable.

Inventories
Inventories, which include material, labor and manufacturing overhead, are stated at the lower of standard cost (which approximates the first in, first out method) or market. Inventories consist of the following at December 26, 2008 and March 31, 2008.

	December 26, 2008	March 31, 2008
Raw material	$3,553,000	$3,260,000
Work-in-process	1,364,000	1,626,000
Finished products	351,000	229,000
Total inventories	5,268,000	5,115,000
Less reserve	(1,036,000)	(984,000)
Inventories, net	$4,232,000	$4,131,000

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

Goodwill and Intangible Assets
Intangible assets that have definite lives consist of the following (in thousands):

		December 26, 2008				March 31, 2008
	Weighted Average Lives	Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net	Carrying Value	Accumulated Amortization	Intangibles Net
Non-Compete agreement	3	Cash Flow	$130	$130	$—	$130	$117	$13
Customer list	15	Straight Line	475	331	144	475	322	153
Trademarks	15	Cash Flow	2,270	483	1,787	2,270	391	1,879
Customer relationships	5	Cash Flow	1,380	657	723	1,380	450	930
Technology	10	Cash Flow	10,950	4,821	6,129	10,950	3,592	7,358
Patents pending			525	—	525	424	—	424
Patents		Straight Line	216	84	132	187	73	114
Total Intangibles			$15,946	$6,506	$9,440	$15,816	$4,945	$10,871

Amortization expense for the nine-month periods ended December 26, 2008 and December 28, 2007 was approximately $1.550 million and $1.464 million, respectively. Patent amortization expense, for the nine-month periods ended December 26, 2008 and December 28, 2007 was approximately $11,000 and $7,000, respectively.  The current patents held by the Company have remaining useful lives ranging from 2 years to 20 years.

Assuming no impairment to the intangible value, future amortization expense for intangible assets and patents are as follows:

Intangible Assets		Patents (a)
2009 (3 months)	$513,000	2009 (3 months)	$4,000
2010	2,035,000	2010	16,000
2011	1,584,000	2011	16,000
2012	1,305,000	2012	15,000
2013	1,088,000	2013	15,000
2014 & after	2,258,000	2014 & after	66,000
Total	$8,783,000	Total	$132,000

a)	Patent pending costs of $525,000 are not included in the chart above. These costs will be amortized beginning the month the patents are granted.

Note 6  Debt
Total outstanding debt of the Company as of December 26, 2008 and March 31, 2008 consisted of the following (dollars in thousands):

	As of
	December 26, 2008	March 31, 2008
Capital lease obligations	$—	$1,917
Bank term loan	1,663	—
Bank line of credit	1,394	1,300
MEDC loans	2,311	2,311
Debt to Related Parties	1,401	1,851
Total	$6,769	$7,379

Line of Credit
At the end of Q2 FY 2009, the Company terminated its Line of Credit loan agreement with Fifth Third Bank and established a new Line of Credit agreement with The PrivateBank and Trust Company with the following terms: A revolving line of credit of $3.0 million (formerly $2.5 million) with a minimum compensating balance requirement of $500,000.  The new Loan Agreement contains customary representations, warranties and financial covenants including minimum debt service coverage ratio, Adjusted EBITDA level, and Net Worth requirements. (as defined in the agreement).  At December 26, 2008, the Company was in compliance with the debt service coverage ratio and Net Worth requirements, but was not in compliance with the Adjusted EBITDA level.  The Company has received a waiver from the bank regarding the default.  According to the terms of the loan agreement, the Adjusted EBITDA level is measured on a year to date basis for the September 30, 2008 and December 31, 2008 test dates and thereafter (beginning with March 31, 2009) on a trailing four quarter basis.  Management believes it is probable that the Company will not meet the Adjusted EBITDA level at March 31, 2009.  In accordance with EITF 86-30, “Classification of Obligations when a violation is waived by a Creditor”, the total term loan balance of $1.66 million has been classified as a current liability on the Company’s balance sheet. The interest rate is variable based on the prime rate plus 1% (previously prime plus 2%) and is adjusted quarterly.  The prime rate at December 26, 2008 was 3.25%. The new loan maturity date is now September 25, 2011.

The Line of Credit Agreement is guaranteed by each of API’s wholly-owned subsidiaries and the loan is secured by a Security Agreement among API, its subsidiaries and The PrivateBank, pursuant to which API and its subsidiaries granted to The PrivateBank a first-priority security interest in certain described assets.  During the quarter ending December 26, 2008, API had a draw of $31,000 under the current Loan Agreement.   The outstanding balance as of December 26, 2008 is $1.394 million.

MEDC Loans, Capital Lease Obligations and Installment Loans
The Michigan Economic Development Corporation (MEDC) entered into two loan agreements with Picometrix LLC, one in fiscal 2004 (MEDC-loan 1) and one in fiscal 2005 (MEDC-loan 2).  Both loans are unsecured.   The remaining balance against each loan can be drawn against as the Company meets certain THz product development milestones.

The MEDC-loan 1 is for an amount up to $1,025,000 with an interest rate of 7%.  Under the original terms of the promissory note, interest accrued but unpaid through October 2008 would be added to then outstanding principal balance of the note and the restated principal would be amortized over the remaining four years (September 15, 2012). Effective September 23, 2008, the MEDC-loan 1 of $1,025,000 was amended and restated to change the start date of repayment of principal and interest from October 2008 to October 2009.  Commencing in October 2009, the Company will pay MEDC the restated principal and accrued interest on any unpaid balance over the remaining three years.

MEDC-loan 2 is for an amount of $1.2 million with an interest rate of 7%.  Under the original terms of the promissory notes, interest accrued, but unpaid in the first two years of this agreement was added to the then outstanding principal of this promissory note.  During the third year of this agreement, the Company was to pay interest on the restated principal of the Note until October 2008, at which time the Company was to repay the restated principal over the remaining three years (September 15, 2011).  Effective January 26, 2009, the MEDC-loan 2 of $1.2 million was amended and restated to change the start date of repayment of principal and interest from October 2008 to November 2009 and to extend the repayment period to October 2012.  (See Note 9  Subsequent Events).  The current and long-term portions included in the December 26, 2008 balance sheet have been classified based on the terms of the January, 2009 amendment.

In March 2007, API, as Lessee, entered into a Master Equipment Lease Agreement with Fifth Third Leasing Company, as Lessor, to finance the purchase of new manufacturing equipment up to an aggregate of $2,300,000 (Lease).  API purchased equipment under the Lease until June 30, 2007. This lease was accounted for as a capital lease in accordance with SFAS No. 13.  On September 25, 2008, the Company retired the Master Equipment Lease Agreement with Fifth Third Leasing Company by paying the remaining principal amount of $1,736,000.

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

Convertible Promissory Notes Payable
As of December 26, 2008 and December 28, 2007, the Company had no outstanding convertible notes.   These convertible notes were paid off or converted to equity in the quarter ended December 28, 2007.  In the quarter ending December 28, 2007, the Company had interest expense of $299,000, comprised of $174,000 debt discount related to the warrants and intrinsic value and $125,000 of interest expense at prime plus 1%, related to the convertible notes.  For the nine-month period ended December 28, 2007, the Company had interest expense of $1.67 million, comprised of approximately $1.37 million debt discount related to the warrants and intrinsic value and $256,000 of interest expense at prime plus 1%, related to the convertible notes.

Related Party Debt
As a result of the acquisition of Picotronix, Inc. (dba Picometrix) in May 2005, the stockholders of Picometrix received four-year API promissory notes in the aggregate principal amount of $2.9 million ("Debt to Related Parties"). The notes bear an interest rate of prime plus 1.0% and are secured by all of the intellectual property of Picometrix. The interest rate at December 26, 2008 was 4.25%.  API has the option of prepaying the debt to related parties without penalty. Note holders include Robin Risser and Steve Williamson, the Company’s CFO and CTO, respectively.

As disclosed in the Form 8-K filed with the SEC on May 1, 2008, the Company and Messrs. Risser and Williamson entered into amendments to the Notes to extend the due date for the third installment under each of the Notes (in the aggregate amount of $900,000) to December 1, 2008 from the original agreement payment date of May 1, 2008.

As disclosed in the Form 8-K filed with the SEC on December 1, 2008, the Company and Messrs. Risser and Williamson further amended the Notes (the “Second Amendments”), to provide that the $1,850,500 aggregate principal balance of the Notes would be payable in three installments as follows:

December 1, 2008	$450,000
April 1, 2009	$450,000
November 2, 2009	$950,500

Prior to entering into the Second Amendments, the transactions were reviewed and approved by the Company’s Audit Committee pursuant to the Company’s policies relating to the review and approval of related party transactions since Mr. Risser currently serves as the Company’s Chief Financial Officer and Mr. Williamson currently serves as the Company’s Chief Technology Officer.

Note 7. Consolidation Activities

The Company is in the process of consolidating and modernizing its wafer fabrication facilities.  The Company estimates its wafer fabrication consolidation expense will total approximately $2.4 million.  Projected costs consist of labor and associated expense of approximately $1.1 million, accelerated depreciation expense on de-commissioned assets of $200,000 and travel, supplies, consulting and other related costs of $1.1 million. To date the Company has incurred approximately $2.2 million of such expense. Even though the Company had excess capacity in its Wisconsin and California production facilities, no abnormally low production levels were experienced. Unallocated overheads were recognized as an expense in the period in which they were incurred in accordance with SFAS No. 151, “Inventory Costs”, during the normal course of business.

The balance expected to be incurred through the 4th quarter of fiscal 2009 is projected to be approximately $134,000.  During the nine months ended December 26, 2008 and December 28, 2007, wafer fabrication consolidation expenses amounted to $266,000 and $1,032,000, respectively.  In accordance with SFAS No. 146, “Accounting for Cost Activities Associated with Exit or Disposal Activities”, all costs associated with the consolidation are recorded as expenses when incurred.  Upon fiscal year 2009 completion of the wafer fabrication consolidation, the Company expects cost reduction through elimination of duplicate expenditures and yield improvements as well as an increase in new product development capability.

During the second quarter of FY 2008 the Company undertook a review of its Optosolutions product operations as part of its ongoing efforts to integrate acquisitions and rationalize our overall cost structure. The review resulted in plans to achieve approximately $750,000 in pre-tax annual cost savings beginning in FY 2009 including a reduction of 10% of the total workforce and the consolidation of facilities, with the closure of our Silicon Sensor facility in Dodgeville, Wisconsin. The savings will come from the consolidation of the Wisconsin assembly operations into our Camarillo, CA facility. Actual spending related to the closure of the Wisconsin facility was $534,000 in Q3 2008.  The facility was closed December 31, 2007.

Note 8. Earnings Per Share

The Company’s net earnings per share calculations are in accordance with SFAS No. 128, “Earnings per Share”.  Accordingly, basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares outstanding for each year.  The calculation of earnings (loss) per share is as follows:

	Three months ended			Nine months ended
Basic and Diluted	December 26, 2008		December 28, 2007	December 26, 2008		December 28, 2007
Weighted Average Basic Shares Outstanding		24,109,000	23,804,000		24,057,000	20,996,000
Net income (loss)		$(359,000)	$(2,726,000)		$(538,000)	$(6,489,000)
Basic earnings per share	$	(0.01)	$(0.11)	$	(0.02)	$(0.31)

The dilutive effect of stock options outstanding at December 26, 2008 and December 28, 2007 was not included in the calculation of diluted loss per share for the three-month and nine-month periods because to do so would have had an anti-dilutive effect as the Company had a net loss for this period. As of December 26, 2008, the number of anti-dilutive shares excluded from diluted earnings per share totaled approximately 3.7 million shares, which includes 2.2 million anti-dilutive warrants.

Note 9.  Subsequent Events

As discussed in Note 6, effective January 26, 2009, the MEDC-loan 2 of $1.2 million was amended and restated to change the start date of repayment of principal and interest from October 2008 to November 2009 and to extend the repayment period to October 2012.  Commencing in November 2009, the Company will pay MEDC the restated principal and accrued interest over three years.

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

Deferred Tax Asset Valuation Allowance
The Company records deferred income taxes for the future tax consequences of events that were recognized in the Company’s financial statements or tax returns. The Company records a valuation allowance against deferred tax assets in accordance with SFAS 109, “Accounting for Income Taxes,” when, in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future.  Consistent with the March 31, 2008 10K, the Company has a full valuation allowance on its net Deferred Tax Assets as of December 26, 2008.

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

Revenues by market consisted of the following (dollars in thousands):

	Three months ended				Nine months ended
Revenues	December 26, 2008%		December 28, 2007%		December 26, 2008%		December 28, 2007%
Telecommunications	$1,521	20%	$1,480	28%	$5,211	22%	$4,302	24%
Industrial Sensing/NDT	2,915	38%	2,055	39%	9,237	39%	7,626	42%
Military/Aerospace	2,537	33%	1,229	23%	6,780	29%	3,050	17%
Medical	453	6%	372	7%	1,445	6%	2,832	16%
Homeland Security	180	3%	170	3%	892	4%	170	1%
Total Revenues	$7,606	100%	$5,306	100%	$23,565	100%	$17,980	100%

The Company's revenues for quarter ended December 26, 2008 were $7.6 million, an increase of 43% (or $2.3 million) over revenues of $5.3 million for quarter ended December 28, 2007.  The Company had growth in all five markets for the quarter ending December 26, 2008. Year to date revenues were approximately $23.6 million, 31% higher (or approximately $5.6 million) over the previous nine-month period. The Company had year to date growth in four of its five markets offset by a substantial decrease in the medical market as compared to the comparable prior year period ended December 28, 2007.

Military/Aerospace market revenues for the third quarter were $2.5 million, an increase of 106% (or $1.3 million) from the comparable prior period revenues of $1.2 million.  Military/Aerospace revenues for the nine-month period were approximately $6.8 million, 122% (or approximately $3.7 million) higher than the comparable prior year period.  The increases in both periods were attributable to customer orders which had been delayed from prior quarters, an increase in R&D contracts and an increase in demand.  The Company expects military revenues for the fourth quarter to be up compared to the prior year fourth quarter.

Industrial Sensing/NDT market revenues increased to $2.9 million in Q3 2009, and $9.2 million for the nine-month period, increases of 42% (or $860,000) and 21% (or $1.6 million) from the comparable prior year periods.  The increases were due primarily to increases in sales and research contracts for non-destructive testing equipment utilizing our proprietary terahertz technology. The Company expects Industrial Sensing/NDT revenues for the fourth quarter to be slightly down as compared to the prior year fourth quarter.

Homeland Security revenues in Q3 2009 were $180,000 and $892,000 for the nine month period. Homeland Security sales in the comparable periods of the prior year were $170,000 in Q3 2008 and YTD.  The sales in the current fiscal year are attributable to a THz development contract for the nuclear gauge replacement from the Department of Homeland Security. The Company expects Homeland Security revenues for the fourth quarter to remain flat as compared to the prior year fourth quarter.

Telecommunications market revenues for the first nine months were approximately 21% higher than the prior year; and were 3% higher for the quarter ended December 26, 2008 (Q3 2009) as compared to the quarter ended December 28, 2007 (Q3 2008). The Company believes the year to year variation in telecommunications revenues is primarily the result of variability in customer shipment requirements and not the result of a changing underlying market demand. The Company’s telecommunications revenues have been primarily driven by 40G client side products.   The Company expects growth, driven by new products for the 40G line side, to begin in the fourth quarter. The Company expects Telecommunications revenues for the fourth quarter to increase over the prior year fourth quarter.

Medical market revenues for Q3 2009 and for the nine months then ended were $453,000 and $1.44 million, respectively, an increase of 22% (or $81,000) over Q3 2008 and a decrease of 49% (approximately $1.4 million) from the comparable prior nine month period.  The decreases are primarily a result of reduced demand but also reflect a customer having discontinued a specific product.   The Company expects medical revenues for the fourth quarter to be substantially higher compared to the prior year fourth quarter.

Gross Profit
Gross Profit for Q3 2009 was $3.3 million compared to Q3 2008 of $1.9 million, or an increase of $1.4 million on higher revenue volume of $2.3 million.  Gross profit margins increased to 43.1% for Q3 2009 compared to 35.3% of sales for the comparable prior year. The improvement in gross profit margin was due primarily to increased volume combined with cost reductions achieved through our facilities consolidation.

Year to date Gross Profit was $10.6 million (or 45.0% of revenue), compared to the first nine months of FY 2008 of $7.1 million (or 39.4% of revenue). The improvement in gross profit was due primarily to the increased volume and favorable product mix, combined with cost reductions achieved through our facilities consolidation.

Operating Expenses
Total operating expenses were $3.5 million during Q3 2009 as compared to $4.2 million in Q3 2008.
However, total operating expenses, excluding non-recurring wafer fabrication relocation and Dodgeville consolidation expenses, were $3.5 million for the quarter as compared to $3.2 million for Q3 2008, an increase of approximately $273,000 or 9% compared to the prior year.  This increase was primarily driven by increased sales and marketing expenses of $143,000 related to increased revenue, increased R&D expenditures of $78,000 and increased G&A expenses of $27,000.

Total operating expenses for the nine-month period ended December 26, 2008 were $10.8 million as compared to $11.2 million for same prior year period, a decrease of $376,000.  This decrease was primarily due to decreased non-recurring expenses of $1.3 million of which $534,000 was related to the closure of our Dodgeville facility in Q3 2008, and $766,000 was related to lower wafer fabrication relocation expenses, offset by increased operating expenses of $834,000 and increased amortization expense of intangible assets of $90,000. This $834,000 increase was primarily driven by increased sales and marketing expenses of $268,000 related to increased revenue, increased R&D expenditures of $377,000 and increased G&A expenses of $189,000.

Research, development and engineering (RD&E) expenses increased 8%, or $78,000, to $1.1 million during Q3 2009 compared to $1.0 million in Q3 2008. The increase was primarily due to higher staffing required for development programs in the Terahertz and our high speed optical receiver (HSOR) product platforms.

Research, development and engineering (RD&E) expenses increased by $377,000 (or 13%) to $3.3 million during the nine months ended December 26, 2008 compared to $2.9 million for the nine months ended December 28, 2007.  The increase was primarily due to higher staffing required for development programs in the Terahertz and HSOR product platforms.  The Company expects that RD&E expenses will be at least the same level or greater during the balance of the fiscal year, continuing its investment in high growth opportunities.

Sales and marketing expenses increased by $143,000 (or 31%) to $605,000 in Q3 2009, as compared to $462,000 for Q3 2008. The increase was primarily attributable to increased staffing, travel and trade show/marketing expenses.

Sales and marketing expenses increased by $268,000 (or 16%) to $1.94 million (8% of sales) for the nine-month period ended December 26, 2008, as compared to $1.67 million (9% of sales) for the nine-month period ended December 28, 2007.  The increase was primarily attributable to the increased compensation and travel expense related to field sales activity.

The Company has and will continue to expand its sales and marketing for the growing Telecom, Industrial/NDT and homeland security markets.  As a result, further increases in sales and marketing expenses are expected in the fourth quarter of fiscal year 2009.

Total general and administrative expenses (G&A) increased by $27,000 (2%), to approximately $1.2 million (16% of sales) in Q3 2009 as compared to Q3 2008.

Total general and administrative expenses (G&A) increased by $189,000 (or 5%) to approximately $3.8 million (16% of sales) for the nine-month period ended December 26, 2008 as compared to $3.6 million (20% of sales) for the nine-month period ended December 28, 2007. These increases were primarily the result of higher non-recurring expenses of $74,000 related to the new loan facility, higher consulting expenses of $126,000, including Sarbanes-Oxley compliance, higher royalty expense of $56,000, offset by a net decrease in other operating expenses of $67,000.

The Company expects G&A expenses to increase for the year primarily driven by expenses relating to Section 404 of the Sarbanes-Oxley Act, the implementation of a new Enterprise Resource Planning software system and associated expenses resulting from increased revenue.   Currently, the Company is required to be compliant with Section 404 by the end of fiscal year 2010.  External costs required to be in compliance will materially increase in fiscal year 2010.

Amortization expense increased by 5%, or $25,000, to $516,000 in Q3 2009 compared to $491,000 in Q3 2008 due to the Company’s utilization of the cash flow amortization method on the majority of its intangible assets.  Year to date amortization expense increased $90,000 to $1.56 million for the nine months ended December 26, 2008 compared to $1.47 million for the nine months ended December 28, 2007.

The non-cash expensing of stock option grants included in cost of products sold and operating expenses was $145,000 for the nine-month period ended December 26, 2008 compared to $201,000 for the nine months ended December 28, 2007, a decrease of $56,000.

Other operating expense incurred was related to the previously announced wafer fabrication consolidation to the Company’s Ann Arbor facility, which amounted to $58,000 in Q3 2009, compared to $421,000 in Q3 2008. The Company estimates wafer fabrication consolidation expense will total approximately $2.4 million over the consolidation period and has incurred $2.2 million since the start of this project.    The balance expected to be incurred through the remainder of the fiscal year is approximately $134,000.  The Company has completed the Wisconsin wafer fabrication consolidation and expects to complete the California consolidation by fiscal 2009 year end.  The Company anticipates future benefits as a result of the wafer fabrication consolidation, including cost savings through increased efficiencies, reduced scrap, improved process capability, and higher yields.  In addition, the Company believes that the consolidation will provide new capabilities for product development, leading to growth opportunities through new product introductions.

Financing and Other Income (Expense), net
Interest income decreased in Q3 2009 by $38,000 from Q3 2008, due primarily to lower interest rates and lower bank balances for short term investments.

Interest income for the nine months ended December 26, 2008 totaled approximately $25,000, a decrease of $57,000 from the nine months ended December 28, 2007 amount of $82,000, due to lower interest rates and lower cash balances available for short-term investments.

Interest expense in Q3 2009 was $106,000 compared to $443,000 in Q3 2008, a decrease of $337,000.  This decrease was primarily attributable to a $309,000 decrease in the interest expense and amortization of the discount related to the convertible notes which were paid off or converted to equity in Q3 2008.  In addition, the Company incurred lower interest expense to banks and related parties of $28,000, primarily due to the combination of lower debt obligations and lower interest rates.

Interest expense for the nine months ended December 26, 2008 was $325,000 compared to $2.4 million for the nine months ended December 28, 2007, a decrease of $2.1 million.  This decrease was primarily attributable to a $1.7 million decrease in the interest expense and amortization of the discount related to the convertible notes which were paid off or converted to equity in Q3 2008.  In addition, the Company incurred lower interest expense to banks and related parties of $360,000, primarily due to the combination of lower debt obligations and lower interest rates.

The Company incurred a net loss for Q3 2009 of $359,000 ($0.01 per share), as compared to a net loss of $2.7 million ($0.11 per share) in Q3 2008, for a decrease in losses of approximately $2.4 million.

Net loss for the nine-month period ended December 26, 2008 was $538,000 ($0.02 per share), as compared to a net loss of $6.49 million ($0.31 per share) for the comparable prior year periods, a decreased loss of approximately $5.95 million. The decreased loss is primarily attributable to the decrease in non-cash interest expense related to the convertible notes, higher revenue and improved gross margins and lower wafer fabrication relocation spending offset by higher other operating expenses.

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

Liquidity and Capital Resources

At December 26, 2008, the Company had cash and cash equivalents of $1.6 million, an increase of $1.54 million from the March 31, 2008 balance of $82,000.  The higher balance is attributable to an increase of cash from operating activities of $1.84 million and investing activities of $259,000, offset by a decrease in cash of $562,000 from financing activities.

Operating Activities
The increase of $1.84 million in cash resulting from operating activities was primarily attributable to net cash generated from operations of $2.0 million offset by net reduction in operating assets and liabilities of $185,000.  This net reduction was primarily the result of an increase in accounts receivable of $1.2 million due to revenue increases offset by an increase in accounts payable and other accruals of $1.4 million.  Cash generated from operations of $2.0 million included a loss from operations of $538,000 (which includes approximately $266,000 in non-recurring wafer fabrication consolidation expenses) and $2.6 million in non-cash depreciation, amortization, and stock-based compensation expenses.

Investing Activities
The increase from investing activities of $259,000 was primarily the result of a $1.0 million reduction in restricted cash requirements related to the new bank loan agreement which became effective at the end of the 2nd quarter of fiscal year 2009, offset by capital expenditures of approximately $612,000 and patent expenditures of $129,000.

Financing Activities
The Company used ($562,000) in net financing activities through the first nine months.  Proceeds from financing were $1.878 million which included borrowing $1.736 million on a term loan  from The PrivateBank,  line of credit borrowings of $94,000, and  $48,000 from stock options exercised. These proceeds from financing were offset by the retirement of the capital lease of $1.917 million ( including the $1.736 million payoff on September 25, 2008, see Note 6), principal payments of $73,000 on the bank term loan and a related party loan payment of $450,000.

The Company maintains a revolving line of credit with a regional bank (new loan agreement signed September 25, 2008), that provides for borrowings up to $3.0 million (formerly $2.5 million), with a minimum compensating balance requirement of $500,000. The borrowings are based on 80% of the Company’s eligible accounts receivable and 50% of the Company’s eligible inventory, subject to certain limitations as defined by the agreement.  At December 26, 2008, the outstanding balance on the line was $1.39 million.  All business assets of the Company secure the line other than the intellectual property of the Company’s Picometrix subsidiary.   The loan agreement contains customary representations, warranties and financial covenants including minimum debt service coverage ratio, Adjusted EBITDA level, and Net Worth Requirements (as defined in the agreement).  At December 26, 2008, the Company was in compliance with the debt service coverage ratio and Net Worth requirements, but was not in compliance with the Adjusted EBITDA level.  The Company has received a waiver from the bank regarding the default. According to the terms of the loan agreement, the Adjusted EBITDA level is measured on a year to date basis for the September 30, 2008 and December 31, 2008 test dates and thereafter (beginning with March 31, 2009) on a trailing four quarter basis.  Management believes it is probable that the Company will not meet the Adjusted EBITDA level at March 31, 2009.  In accordance with EITF 86-30, “Classification of Obligations when a violation is waived by a Creditor”, the total term loan balance of $1.66 million has been classified as a current liability on the Company’s balance sheet. The interest rate is variable at a prime rate plus 1.0% (formerly prime plus 2%) and is adjusted quarterly.  Interest is payable monthly, with principal due at maturity date on September 25, 2011.  The prime interest rate was 3.25% at December 26, 2008.

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

As disclosed in the Form 8-K filed with the SEC on December 1, 2008, the Company and Messrs. Risser and Williamson amended the Related Party Notes (the “Second Amendments”), to provide that the $1,850,500 aggregate principal balance of the Notes would be payable in three installments as follows:
December 1, 2008	$450,000
April 1, 2009	$450,000
November 2, 2009	$950,500

Prior to entering into the Second Amendments, the transaction was reviewed and approved by the Company’s Audit Committee pursuant to the Company’s policies relating to the review and approval of related party transactions since Mr. Risser currently serves as the Company’s Chief Financial Officer and Mr. Williamson currently serves as the Company’s Chief Technology Officer.

We believe that existing cash and cash equivalents and cash flow from future operations in conjunction with the available credit facility will be sufficient to fund our anticipated cash needs at least for the next twelve months. However, we may require additional financing to fund our operations in the future and there can be no assurance that additional funds will be available, especially if we experience operating results below expectations, or, if financing is available, there can be no assurance as to the terms on which funds might be available. If adequate financing is not available as required, or is not available on favorable terms, our business, financial position and results of operations will be adversely affected.

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

In October 2008, the FASB issued FSP FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Is Asset Not Active” (“FAS No. 157-3”) with an immediate effective date, including prior periods for which financial statements have not been issued. FSP FAS No. 157-3 clarifies the application of fair value in inactive markets and allows for the use of management’s internal assumptions about future cash flows with appropriately risk-adjusted discount rates when relevant observable market data does not exist. The objective of FAS No. 157 has not changed and continues to be the determination of the price that would be received in an orderly transaction that is not a forced liquidation or distressed sale at the measurement date. The adoption of FSP FAS No. 157-3 did not have a material effect on the Company’s results of operations, financial position or liquidity.

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

In December 2007, the FASB issued SFAS No. 160,“Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”).  SFAS No. 160 improves the relevance, comparability, and transparency of financial information provided to investors by requiring all entities to report non-controlling (minority) interests in subsidiaries in the same way—as equity in the consolidated financial statements. Moreover, SFAS No. 160 eliminates the diversity that currently exists in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS No. 160 is effective as of the start of fiscal years beginning after December 15, 2008. Early adoption is not allowed.  Since the Company currently has no minority interest, this standard will have no impact on our financial position, results of operations or cash flows upon adoption.

In April 2008, the FASB issued FASB Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (”FSP No. FAS 142-3”). The final FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The FSP is intended to improve the consistency between the useful life of an intangible asset determined under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations”, and other US generally accepted accounting principles. The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact, if any, FSP No. FAS 142-3 will have on its consolidated financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At December 26, 2008, most of the Company’s interest rate exposure is linked to the prime rate, subject to certain limitations, offset by cash investment indexed to the LIBOR rate. As such, the Company is at risk to the extent of changes in the prime rate and does not believe that moderate changes in the prime rate will materially affect its operating results or financial condition.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officers (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation.  There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 26, 2008 that has materially affected or is reasonably likely to materially affect the Company’s  internal control over financial reporting.

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

Our ability to obtain financing for acquisitions, the replacement of maturing liabilities (including related party debt as discussed in the Liquidity Section of the MD&A) or other general corporate and commercial purposes will depend on our operating and financial, business and other factors beyond our control. Due to the existing uncertainty in capital and credit markets, our access to capital may not be available on terms acceptable to the Company or at all. Further, if adverse regional and national economic conditions persist or worsen, we could experience decreased revenues from our operations attributable to decreases in our customer or consumer spending levels.

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

February 9, 2009

/s/ Richard Kurtz
Richard Kurtz
Chairman, Chief Executive Officer
and Director

/s/ Robin Risser
Robin Risser
Chief Financial Officer
and Director