Form 10-Q
period 2009-06-26
ADVANCED PHOTONIX INC
filed 2009-08-10
CIK 869986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2009

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition from ______ to ______

Commission File Number 1-11056

ADVANCED PHOTONIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0325826
(State or other jurisdiction of incorporation	(I.R.S. Employer Identification Number)
or organization)

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
      YES ☑      NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      YES ☐      NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
      YES ☐      NO ☑

As of August 5, 2009, there were 24,284,726 of Class A Common Stock, $.001 par value, and 31,691 shares of Class B Common Stock, $.001 par value outstanding.

Advanced Photonix, Inc.
Form 10-Q
For the Quarter Ended June 26, 2009

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ADVANCED PHOTONIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 26, 2009	March 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,760,000	$2,072,000
Restricted cash	500,000	500,000
Accounts receivable, net	3,881,000	3,284,000
Inventories, net	3,834,000	3,669,000
Prepaid expenses and other current assets	370,000	252,000
Total current assets	10,345,000	9,777,000
Equipment and leasehold improvements, net	4,109,000	4,322,000
Goodwill	4,579,000	4,579,000
Intangibles and patents, net	8,535,000	8,975,000
Other assets	388,000	388,000
Total Assets	$27,956,000	$28,041,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,215,000	$1,356,000
Accrued compensation	1,378,000	1,037,000
Current portion of fair value warrant liability	46,000	--
Accrued interest	548,000	513,000
Other accrued expenses	643,000	615,000
Current portion of long-term debt - related parties	1,401,000	1,401,000
Current portion of long term debt - bank term loan	434,000	434,000
Current portion of long-term debt - MEDC	570,000	353,000
Total current liabilities	6,235,000	5,709,000
Long-term debt, less current portion - MEDC	1,654,000	1,871,000
Long-term debt – bank line of credit	1,394,000	1,394,000
Long-term fair value warrant liability less current portion	209,000	--
Long-term debt, less current portion - bank term loan	1,013,000	1,121,000
Total liabilities	10,505,000	10,095,000

Commitments and contingencies
Shareholders' equity:
Class A redeemable convertible preferred stock, $.001 par value; 780,000 shares
authorized; 40,000 outstanding	--	--
Class A Common Stock, $.001 par value, 100,000,000 authorized; June 26, 2009 –
24,284,726 shares issued and outstanding, March 31, 2009 – 24,089,726 shares issued
and outstanding	24,000	24,000
Class B Common Stock, $.001 par value; 4,420,113 shares authorized; June 26, 2009
and March 31, 2009 - 31,691 issued and outstanding	--	--
Additional paid-in capital	49,875,000	52,400,000
Accumulated deficit	(32,448,000)	(34,478,000)
Total shareholders' equity	17,451,000	17,946,000
Total Liabilities and Shareholders’ Equity	$27,956,000	$28,041,000

See notes to condensed consolidated financial statements.

ADVANCED PHOTONIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 26, 2009	June 27, 2008
Sales, net	$5,934,000	$7,770,000
Cost of products sold	2,937,000	4,014,000
Gross profit	2,997,000	3,756,000

Operating expenses:
Research, development and engineering	1,063,000	1,128,000
Sales and marketing	451,000	620,000
General and administrative	1,173,000	1,083,000
Amortization expense	515,000	526,000
Wafer fabrication relocation expenses	40,000	160,000
Total operating expenses	3,242,000	3,517,000
Income (loss) from operations	(245,000)	239,000

Other income (expense):
Interest income	1,000	16,000
Interest expense	(67,000)	(81,000)
Interest expense, related parties	(14,000)	(27,000)
Income on change in fair value of warrant liability	39,000	--
Other income/(expense)	(10,000)	--

Net income (loss)	$(296,000)	$147,000

Net income (loss) per share
Basic	$(0.01)	$0.01
Diluted	$(0.01)	$0.01
Weighted average common shares outstanding
Basic	24,135,000	24,010,000
Diluted	24,135,000	24,370,000

See notes to condensed consolidated financial statements.

ADVANCED PHOTONIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 26, 2009	June 27, 2008
OPERATING ACTIVITIES:
Net income (loss)	$(296,000)	$147,000
Adjustment to reconcile net income (loss) to net cash provided by (used in)
operating activities
Depreciation	294,000	268,000
Amortization	515,000	526,000
Stock-based compensation expense	95,000	34,000
Change in fair value of warrant liability	(39,000)	--
Changes in operating assets and liabilities:
Accounts receivable	(597,000)	(1,146,000)
Inventories	(165,000)	(270,000)
Prepaid expenses and other assets	(118,000)	(109,000)
Accounts payable and accrued expenses	263,000	1,294,000
Net cash provided by (used in) operating activities	(48,000)	744,000
INVESTING ACTIVITIES:
Capital expenditures	(81,000)	(206,000)
Change in restricted cash	--	1,000,000
Patent expenditures	(75,000)	(32,000)
Net cash provided by (used in) investing activities	(156,000)	762,000

FINANCING ACTIVITIES:
Payments on capital lease financing	--	(115,000)
Payment on bank term loan	(108,000)	--
Net cash (used in) financing activities	(108,000)	(115,000)
Net increase (decrease) in cash and cash equivalents	(312,000)	1,391,000
Cash and cash equivalents at beginning of quarter	2,072,000	82,000
Cash and cash equivalents at end of quarter	$1,760,000	$1,473,000

Supplemental disclosure of cash flow information:	June 26, 2009	June 27, 2008
Cash paid for income taxes	$--	$--
Cash paid for interest	$46,000	$70,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Notes to Condensed Consolidated Financial Statements
June 26, 2009

Note 1. Basis of Presentation

Business Description

General – Advanced Photonix, Inc. ® (the Company, we or API), was incorporated under the laws of the State of Delaware in June 1988. The Company is engaged in the development and manufacture of optoelectronic devices and value-added sub-systems and systems. The Company serves a variety of global Original Equipment Manufacturers (OEMs), in a variety of industries. The Company supports the customers from the initial concept and design phase of the product, through testing to full-scale production. The Company has two manufacturing facilities located in Camarillo, California and Ann Arbor, Michigan.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, Silicon Sensors Inc. (“SSI”) and Picometrix, LLC (“Picometrix”). The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. The Company evaluates subsequent events through the date the accompanying financial statements were issued, which was August 10, 2009. Operating results for the three month period ended June 26, 2009 are not necessarily indicative of the results that may be expected for the balance of the fiscal year ending March 31, 2010.

These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Note 2. Recent Pronouncements and Accounting Changes

In June 2008, the FASB ratified the consensus reached by the Emerging Issues Task Force, EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 addresses how an entity should evaluate whether an instrument is indexed to its own stock. The consensus is effective for fiscal years (and interim periods) beginning after December 15, 2008. The consensus must be applied to outstanding instruments as of the beginning of the fiscal year in which the consensus is adopted and should be treated as a cumulative-effect adjustment to the opening balance of retained earnings. Early adoption is not permitted. The Company adopted the provisions of EITF 07-5 on April 1, 2009. See Note 7 for a discussion on the impact that the adoption of EITF 07-5 had on the Company’s financial statements.

In April 2009, the FASB issued FASB Staff Position (“FSP”) SFAS No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. FSP SFAS No. 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP No. 107-1 is effective for interim and annual periods ending after June 15, 2009. The adoption of FSP SFAS No. 107-1 and APB 28-1 in the first quarter of FY 2010 is included in Note 10 to the condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, (“SFAS No. 165”). SFAS No. 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively. The Company has adopted SFAS No. 165 effective with the Q1 2010 financial statements. The adoption of SFAS No. 165 has no impact on our condensed consolidated financial statements.

On July 1, 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “Accounting Standards Codification” (Codification) as the single official source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). Once effective, all other non-grandfathered, non-SEC accounting literature not included in the Codification becomes non-authoritative. SFAS No. 168 supersedes all existing, non-SEC accounting and reporting standards applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. As the Codification does not change GAAP, the Company does not expect SFAS 168 to have a material impact on its financial statements. Previous references to applicable literature via our disclosures will be updated with references to the new Codification sections.

The Company adopted the following accounting standards in the first quarter of FY 2010, none of which had a material effect on the Company’s results of operations, financial position, or liquidity.

  FASB Staff Position (“FSP”) SFAS No. 157-2, “Effective Date of FASB Statement No. 157”

  SFAS No. 141 (Revised 2007), “Business Combinations”

  SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”

  FSP No. 142-3, ”Determining the Useful Life of Intangible Assets”

  FSP No. ABP 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion”

  FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities”

  FSP SFAS No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”

Note 3. Share-Based Compensation

The Company has five stock equity plans: The 1990 Incentive Stock Option and Non-Qualified Stock Option Plan, the 1991 Directors’ Stock Option Plan (The Directors’ Plan), the 1997 Employee Stock Option Plan, the 2000 Stock Option Plan and the 2007 Equity Incentive Plan. As of June 26, 2009, under all of our plans, there were 7,200,000 shares authorized for issuance, with 1,986,510 shares remaining available for future grant.

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

Restricted shares are granted with a per share or unit purchase price at 100% of fair market value on the date of grant. The shares of restricted stock vest after either three, six or twelve months, and are not transferable for one year after the grant date. Stock-based compensation will be recognized over the expected vesting period of the stock options and restricted stock.

During the three month period ended June 26, 2009, there were 78,000 stock options and 195,000 restricted shares granted by the Company at an estimated grant-date fair value of $21,978 for the stock options and $126,150 for the restricted shares.

The following table summarizes information regarding options outstanding and options exercisable at June 26, 2009 and June 27, 2008 and the changes during the three months then ended:

	Number of	Weighted	Number of	Weighted
	Options	Average	Shares	Average
	Outstanding	Exercise Price	Exercisable	Exercise Price
	(000’s)	per Share	(000’s)	per Share
Balance of March 31, 2008	2,619	$1.92	2,198	$1.87
Granted	264	$1.50
Exercised	--	--
Expired	(38)	$1.25
Balance of June 27, 2008	2,845	$1.89	2,312	$1.90

Balance of March 31, 2009	2,746	$1.92	2,374	$1.93
Granted	78	$0.63
Exercised	--	--
Expired	(20)	$1.80
Balance of June 26, 2009	2,804	$1.92	2,493	$1.92

Information regarding stock options outstanding as of June 26, 2009 is as follows:

	(in 000s)	Weighted Average	Weighted Average
Price Range	Shares	Exercise Price	Remaining Life
		Options Outstanding
$0.50 - $1.25	834	$0.74	5.04
$1.50 - $2.50	1,265	$1.96	6.50
$2.68 - $5.34	705	$3.19	4.51
		Options Exercisable
$0.50 - $1.25	755	$0.75	1.19
$1.50 - $2.50	1,072	$1.96	6.03
$2.68 - $5.34	666	$3.21	4.39

The intrinsic value of options exercised in quarters ending June 26, 2009 and June 27, 2008 was zero in each quarter since no options were exercised.

During FY 2009 and FY 2010, restricted shares were issued to certain individuals. The restricted share transactions are summarized below.

	Shares	Weighted Average Grant
	(000)	Date Fair Value
Unvested, March 31, 2008	--	--
Granted	29	$1.50
Vested	--	--
Expired	--	--
Unvested, June 27, 2008	29	$1.50

	Shares	Weighted Average Grant
	(000)	Date Fair Value
Unvested, March 31, 2009	29	$1.50
Granted	195	$0.65
Vested	(29)	$1.50
Expired	--	--
Unvested, June 26, 2009	195	$0.65

The total fair value of restricted shares vesting during the first quarter of FY 2010 was $20,300. Share price on the date of vesting was $0.70.

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

  The time period that stock-based awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s short-cut approach pursuant to SAB No. 107, “Disclosure About Fair Value of Financial Statements”. The expected term assumption for awards issued during the three month periods ended June 26, 2009 and June 27, 2008 was 6.3 years. As additional evidence develops from the employee’s stock trading history, the expected term assumption will be refined to capture the relevant trends.

  The future volatility of the Company’s stock has been estimated based on the weekly stock price from the acquisition date of Picometrix LLC (May 2, 2005) to the date of the latest stock grant. The expected volatility assumption for awards issued during the three month periods ending June 26, 2009 and June 27, 2008 averaged 42% and 41%, respectively. As additional evidence develops, the future volatility estimate will be refined to capture the relevant trends.

  A dividend yield of zero has been assumed for awards issued during the three month periods ended June 26, 2009 and June 27, 2008, based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.

  The Company has based its risk-free interest rate assumption for awards issued during the three month periods ended June 26, 2009 and June 27, 2008 on the implied yield available on U.S. Treasury issues with an equivalent expected term, which averaged 2.2% and 3.5% during the respective periods.

  The forfeiture rate, for awards issued during the three month periods ended June 26, 2009 and June 27, 2008, were approximately 20.4% and 18.7%, respectively, and was based on the Company’s actual historical forfeiture trend.

Under the provisions of SFAS No. 123(R), the Company recorded $95,000 and $34,000 of stock-based compensation expense (as classified in table below) in our consolidated statements of operations for the three month periods ended June 26, 2009 and June 27, 2008, respectively.

	Three months ended
	June 26, 2009	June 27, 2008
Cost of Products Sold	$ 3,000	$ 2,000
Research and Development expense	23,000	7,000
General and Administrative expense	64,000	19,000
Sales and Marketing expense	5,000	6,000
Total Stock Based Compensation	$ 95,000	$ 34,000

At June 26, 2009, the total stock-based compensation expense related to unvested stock options and restricted shares granted to employees under the Company’s stock option plans but not yet recognized was approximately $232,000. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 1.8 years and will be adjusted for subsequent changes in estimated forfeitures.

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

The Company maintains cash balances at five financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of June 26, 2009, the Company had cash at three financial institutions in excess of federally insured amounts. As excess cash is available, the Company invests in short-term and long-term investments, primarily consisting of Government Securities Money Market instruments, and Repurchase agreements. As of June 26, 2009, cash deposits held at financial institutions in excess of FDIC insured amounts of $250,000 were $1.7 million. As of March 31, 2009, cash deposits held at financial institutions in excess of FDIC insured amounts of $250,000 were $2.0 million.

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At June 26, 2009, one customer comprised 10% or more of accounts receivable. As of March 31, 2009, one customer comprised 10% or more of accounts receivable.

Note 5. Detail of Certain Asset Accounts

Cash and Cash Equivalents - The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Compensating Cash Balance - During FY 2009, the Company established a Line of Credit Agreement with The PrivateBank and Trust Company with a minimum compensating balance requirement of $500,000. This amount has been separately disclosed on the accompanying balance sheets as restricted cash.

Accounts Receivable - Receivables are stated at amounts estimated by management to be the net realizable value. The allowance for doubtful accounts is based on specific identification. Accounts receivable are charged off when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected.

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Any unanticipated change in the customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. The allowance for doubtful accounts on both June 26, 2009 and March 31, 2009 was $62,000.

Inventories - Inventories, which include material, labor and manufacturing overhead, are stated at the lower of standard cost (which approximates the first in, first out method) or market. Inventories consist of the following at June 26, 2009 and March 31, 2009.

	June 26, 2009	March 31, 2009
Raw material	$3,387,000	$3,316,000
Work-in-process	944,000	808,000
Finished products	443,000	392,000
Total inventories	4,774,000	4,516,000
Less reserve	(940,000)	(847,000)
Inventories, net	$3,834,000	$3,669,000

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

Goodwill and Intangible Assets - Intangible assets that have definite lives consist of the following (in thousands):

		June 26, 2009				March 31, 2009
	Weighted	Amortization	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Average	Method	Value	Amortization	Net	Value	Amortization	Net
	Lives
Non-	3
Compete		Cash Flow	$130	$130	$--	$130	$130	$--
agreement
Customer	15	Straight Line	475	337	138	475	334	141
list
Trademarks	15	Cash Flow	2,270	548	1,722	2,270	514	1,756
Customer	5	Cash Flow	1,380	795	585	1,380	726	654
relationships
Technology	10	Cash Flow	10,950	5,633	5,317	10,950	5,231	5,719
Patents pending			570	--	570	502	--	502
Patents		Straight Line	302	99	203	295	92	203
Total Intangibles			$16,077	$7,542	8,535	$16,002	$7,027	$8,975

Amortization expense for the three month periods ended June 26, 2009 and June 27, 2008 was approximately $508,000 and $526,000, respectively. Patent amortization expense, for the three month periods ended June 26, 2009 and June 27, 2008 was approximately $7,000 and $2,000, respectively. The current patents held by the Company have remaining useful lives ranging from 2 years to 20 years.

Assuming no impairment to the intangible value, future amortization expense for intangible assets and patents are as follows:

Intangible Assets (000’s)			Patents (a) (000’s)
2010	(9 months)	$1,527	2010	(9 months)	$18
2011		1,584	2011		24
2012		1,305	2012		24
2013		1,088	2013		24
2014		901	2014		24
2015	& after	1,357	2015	& after	89
Total		$7,762	Total		$203

a)	Patent pending costs of $570,000 are not included in the chart above. These costs will be amortized beginning the month the patents are granted.

Note 6. Debt

Total outstanding debt of the Company as of June 26, 2009 and March 31, 2009 consisted of the following (dollars in thousands):

	As of
	June 26, 2009	March 31, 2009
Bank term loan	$1,447	$1,555
Bank line of credit	1,394	1,394
MEDC loans	2,224	2,224
Debt to Related Parties	1,401	1,401
Total	$6,466	$6,574

Line of Credit – During FY 2009, the Company established a Line of Credit agreement with The PrivateBank and Trust Company. As part of this banking relationship, the Company established a three year Line of Credit of $3.0 million at an interest rate of prime plus 1%, adjusted quarterly. The prime rate at June 26, 2009 was 3.25%. The facility contains customary representations, warranties and financial covenants including minimum debt service coverage ratio, Adjusted EBITDA level, and Net Worth requirements (as defined in the agreement). The principal loan amount is due on September 25, 2011, provided that if existing loans to the Company by the Michigan Economic Development Corporation have not converted to equity on or before August 31, 2011, the outstanding principal shall be due on August 31, 2011. The availability under the facility will be determined by the calculation of a borrowing base that includes a percentage of accounts receivable and inventory.

On May 29, 2009, the Company amended its Line of Credit loan agreement effective March 31, 2009. According to the terms of the amended loan agreement, the Adjusted EBITDA level is measured on a year to date basis for the June 26, 2009, September 25, 2009, December 25, 2009 and March 31, 2010 test dates and thereafter on a trailing four quarter basis. In addition, the Debt Service Coverage ratio and the Net Worth covenants were amended. The amended minimum Debt Service Coverage ratio is 1.0 to 1.0 for the first quarter, 1.25 to 1.0 for the second quarter and 1.5 to 1.0 thereafter. The amended minimum Net Worth covenant is $15.5 million and will increase by 10% of Net Income for each fiscal year that the Company reports net income.

The line of credit Agreement is guaranteed by each of API’s wholly-owned subsidiaries and the loan is secured by a Security Agreement among API, its subsidiaries and The PrivateBank, pursuant to which API and its subsidiaries granted to The PrivateBank a first-priority security interest in certain described assets. At June 26, 2009, the Company was in compliance with the Debt Service Coverage ratio, Net Worth requirements and with the Adjusted EBITDA level. The outstanding line of credit balance as of June 26, 2009 is $1.4 million.

MEDC Loans - The Michigan Economic Development Corporation (MEDC) entered into two loan agreements with Picometrix LLC, one in fiscal 2004 (MEDC-loan 1) and one in fiscal 2005 (MEDC-loan 2). Both loans are unsecured.

The MEDC-loan 1 is for $1.025 million with an interest rate of 7%. Under the original terms of the promissory note, interest accrued but unpaid through October 2008 would be added to then outstanding principal balance of the note and the restated principal would be amortized over the remaining four years (September 15, 2012). Effective September 23, 2008, the MEDC-loan 1 of $1,025,000 was amended and restated to change the start date of repayment of principal and interest from October 2008 to October 2009. Commencing in October 2009, the Company will pay MEDC the restated principal and accrued interest on any unpaid balance over the remaining three years.

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

Included in Accrued interest on the condensed consolidated balance sheet at June 26, 2009 and March 31, 2009 is approximately $525,000 and $488,000, respectively, of accrued interest that will be rolled into the principal of the MEDC loans when the repayment periods begin as described above.

Related Party Debt - As a result of the acquisition of Picotronix, Inc. (dba Picometrix) in May 2005, the stockholders of Picometrix received four-year API promissory notes in the aggregate principal amount of $2.9 million ("Debt to Related Parties"). The notes bear an interest rate of prime plus 1.0% and are secured by all of the intellectual property of Picometrix. The interest rate at June 26, 2009 was 4.25%. API has the option of prepaying the debt to related parties without penalty. Note holders include Robin Risser and Steve Williamson, the Company’s CFO and CTO, respectively.

The Company’s only significant related party transactions relate to the payment of principal and interest on the Related Party Debt. The Company and the note holders entered into amendments to the Notes to extend the due date for the remaining principal balance of the Notes (in the aggregate amount of $1,400,500) to March 1, 2010 payable in two installments as follows:

December 1, 2009	$450,000
March 1, 2010	$950,500

On June 26, 2009, the remaining balance on the notes was $1.4 million. Robin Risser and Steve Williamson, the Company’s CFO and CTO, respectively, are the note holders.

Interest payments made to Related Parties during the quarters ending June 26, 2009 and June 27, 2008 were $14,676 and $33,296, respectively.

Note 7. Stockholders’ Equity

At March 31, 2009, the Company had the following warrants outstanding and exercisable:

	Shares (000’s)	Exercise Price
Convertible Note – 1st Tranche	695	$ 1.7444
Convertible Note – 2nd Tranche	695	$ 1.7444
Private Placement	741	$ 1.8500

The exercise price for the Convertible Note warrants are subject to adjustment, based on a formula contained in the Convertible Note agreement, if common stock is issued in the future below the $1.7444 exercise price. Such adjustments cannot reduce the exercise price below $1.70 without obtaining shareholder approval. The exercise price for the Private Placement warrants are subject to adjustment based on a formula contained in the Private Placement agreement, if common stock is issued in the future below the $1.85 exercise price. Such adjustments cannot reduce the exercise price below $1.79 without obtaining shareholder approval.

As a result of adopting EITF 07-5 on April 1, 2009 as discussed in Note 2, the above mentioned warrants, which previously were treated as equity, are no longer afforded equity treatment because of their exercise price reset features. On April 1, 2009, the Company reclassified from Additional paid-in-capital, as a cumulative effect adjustment, a $2,326,000 decrease in accumulated deficit and the initial recognition of a $294,000 warrant liability, to reflect the fair value of the warrants on that date. The fair value liability of these warrants decreased to approximately $255,000 as of June 26, 2009 and as such, the Company recorded $39,000 as other income from the change in the fair value of these warrants for the three months ended June 26, 2009.

The fair value of the warrants was estimated using the Black-Scholes option pricing model using the following assumptions:

	June 26, 2009	April 1, 2009
Expected term (in years)	.8 – 3.3	1.1 – 3.5
Volatility	76.01% - 104.13%	72.09% - 97.99%
Expected dividend	--	--
Risk-free interest rate	0.58% - 1.16%	0.58% - 1.16%

Expected volatility is based primarily on historical volatility. Historical volatility is based on the weekly stock price for the most recent period equivalent to the term of the warrants. A dividend yield of zero has been assumed based on the Company’s actual past experience and the fact that the Company does not anticipate paying a dividend on its shares in the future. The Company has based its risk-free interest on the implied yield available on U.S. Treasury issues with equivalent expected term.

The inputs used to determine the fair value of the warrants are classified as a Level 2 input in accordance with SFAS No. 157 “Fair Value Measurements”.

Note 8. Consolidation Activities

Wafer Fabrication consolidation - The Company completed the consolidation and modernization of its wafer fabrication facilities during Q1 2010. Prior to this consolidation, the Company had excess wafer fabrication capacity at its three locations (including Dodgeville, WI), with the Ann Arbor, MI facility having the most modern infrastructure. The wafer fabrication facilities and equipment in its Wisconsin and California facilities had similar capabilities and both required substantial upgrade and improvement in order to maintain production capabilities. Since the Ann Arbor facility, when equipped, would have the physical capacity to produce all of the Company’s current and foreseeable wafer requirements and would not significantly impact current production requirements during any upgrade process, management decided to consolidate all optoelectronic wafer fabrication into the Ann Arbor facility.

The Company spent approximately $2.3 million wafer fabrication consolidation expense to complete the consolidation. The costs incurred consisted of labor and associated expense of $1.1 million, travel and relocation costs of $169,000, accelerated depreciation expense on de-commissioned assets of $150,000 and supplies, consulting and other related costs of $854,000 and $40,000 to re-provision the California clean room into a hybrid assembly area. In accordance with SFAS No. 146, “Accounting for Cost Activities Associated with Exit or Disposal Activities”, all costs associated with the consolidation were recorded as expenses when incurred. With the completion of the wafer fabrication consolidation, the Company expects to realize cost reductions through elimination of duplicate expenditures and yield improvements as well as an increase in new product development capability. Related costs incurred in Q1 FY 2010 were $40,000.

Note 9. Earnings Per Share

The Company’s net earnings per share calculations are in accordance with SFAS No. 128, “Earnings per Share”. Accordingly, basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares outstanding for each year. The calculation of earnings (loss) per share is as follows:

	Three months ended
Basic and Diluted	June 26, 2009	June 27, 2008
Weighted Average Basic Shares Outstanding	24,135,000	24,010,000
Dilutive effect of Stock Options and Warrants	--	360,000
Weighted Average Diluted Shares Outstanding	24,135,000	24,370,000
Net income (loss)	$(296,000)	$147,000
Basic earnings (loss) per share	$(0.01)	$0.01
Diluted earnings (loss) per share	$(0.01)	$0.01

The dilutive effect of stock options outstanding at June 26, 2009 was not included in the calculation of diluted loss per share for the three month period because to do so would have had an anti-dilutive effect as the Company had a net loss for this period. As of June 26, 2009, the number of anti-dilutive shares excluded from diluted earnings per share totaled approximately 4.6 million shares, which includes 2.1 million anti-dilutive warrants.

On April 1, 2009, the Company adopted FASB FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”), which requires that unvested restricted stock with a non-forfeitable right to receive dividends be included in the two-class method of computing earnings per share. FSP EITF 03-6-1 did not have a material impact on our reported earnings per share amounts.

Note 10. Fair Value of Financial Instruments

The carrying value of all financial instruments potentially subject to valuation risk (principally consisting of cash equivalents, accounts receivable, accounts payable, and debt) approximates the fair value based upon the short-term nature of these instruments, and in the case of debt, the prevailing interest rates available to the Company.

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

Application of Critical Accounting Policies
Application of the Company’s accounting policies requires management to make certain judgments and estimates about the amounts reflected in the financial statements. Management uses historical experience and all available information to make these estimates and judgments, although differing amounts could be reported if there are changes in the assumptions and estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory allowances, valuation of intangible assets and goodwill, depreciation and amortization, warranty costs, taxes and contingencies. Management has identified the following accounting policies as critical to an understanding of its financial statements and/or as areas most dependent on management’s judgment and estimates.

Global Economic Conditions
The credit markets and the financial services industry continue to experience a period of significant disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, severely diminished liquidity and credit availability and a significant level of intervention from the United States and other governments. Continued concerns about the systemic impact of potential long-term or widespread recession, energy costs, geopolitical issues, the availability and cost of credit, the global commercial and residential real estate markets and related mortgage markets and reduced consumer confidence have contributed to increased market volatility and diminished expectations for most developed and emerging economies continuing into 2010. As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Continued turbulence in the United States and international markets and economies could restrict our ability to refinance our existing indebtedness, increase our costs of borrowing, limit our access to capital necessary to meet our liquidity needs and materially harm our operations or our ability to implement our business strategy.

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

Impairment of Long-Lived Assets
As of June 26, 2009 and March 31, 2009, our consolidated balance sheet included $4.6 million in goodwill. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our business acquisitions.

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

The Company’s evaluation as of March 31, 2009 indicated there were no impairments. As of March 31, 2009, our market capitalization calculated as described as above, had fallen to $17.1 million and our carrying value, including goodwill, had decreased to $17.9 million. We applied a 25% control premium to market capitalization to determine a fair value of $21.4 million. We believe that including a control premium at this level is supported by recent transaction data in our industry. Absent the inclusion of a control premium greater than 4% for FY 2009, our carrying value would have exceeded fair value, requiring a step two analysis which may have resulted in an impairment of goodwill.

We determined in the first quarter 2010 that there were no events or changes in circumstances since the end of fiscal year 2009 requiring an impairment test. Our stock price has fluctuated from a high of $0.73 to a low of $0.59 during the first quarter of FY 2010. The current macroeconomic environment continues to be challenging and we cannot be certain of the duration of these conditions and their potential impact on our stock price performance. If our recent stock price decline persists and our market capitalization remains below our carrying value for a sustained period, it is reasonably likely that a goodwill impairment assessment prior to the next annual review in the fourth quarter of fiscal 2010 would be necessary and an impairment of goodwill may be recorded.

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

Deferred Tax Asset Valuation Allowance
The Company records deferred income taxes for the future tax consequences of events that were recognized in the Company’s financial statements or tax returns. The Company records a valuation allowance against deferred tax assets in accordance with SFAS 109, “Accounting for Income Taxes,” when, in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future. Consistent with the March 31, 2009 10K, the Company has a full valuation allowance on its net Deferred Tax Assets as of June 26, 2009.

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

Revenues by market consisted of the following (dollars in thousands):

	Three months ended
Revenues	June 26, 2009		June 27, 2008
Telecommunications	$1,701	29%	$2,199	28%
Industrial Sensing/NDT	2,126	36%	3,211	41%
Military/Aerospace	1,937	32%	1,763	23%
Medical	122	2%	500	7%
Homeland Security	48	1%	97	1%
Total Revenues	$5,934	100%	$7,770	100%

The Company's revenues for the quarter ended June 26, 2009 were $5.9 million, a decrease of 24% (or $1.8 million) over revenues of $7.8 million for the quarter ended June 27, 2008. The Company had growth in only one of the five markets for the quarter ending June 26, 2009.

Military/Aerospace market revenues in Q1 2010 were $1.9 million, an increase of 10% (or $174,000) from the comparable prior period revenues of $1.8 million. The increases were attributable primarily to an increase in Terahertz contracts. The Company expects military revenues to be up for the year compared to the prior year.

Industrial Sensing/NDT market revenues decreased to $2.1 million in Q1 2010, a decrease of 34% (or $1.1 million) from the comparable prior year period. The Company’s Industrial Sensing/NDT revenue in the first quarter continued to experience a slow down as our customers responded to reduced demand as the result of the recession and our customers delayed capital expenditures which delayed purchases of our terahertz products. The Company expects Industrial Sensing/NDT revenues to improve in the second half of the year as the economy begins its anticipated climb out of the recession; however, we expect an overall decline in the Industrial Sensing/NDT market for fiscal year compared to the prior year.

Homeland Security revenues in Q1 2010 were $48,000 compared to $97,000 in the same quarter of the prior year. The sales in the current fiscal year are attributable to a THz development contract for the nuclear gauge replacement from the Department of Homeland Security. The Company expects Homeland Security revenues for the remainder of the year to be down significantly as compared to the prior year as a result of the terahertz development contract ending in September 2009.

Telecommunications market revenues of $1.7 million for Q1 2010 were approximately 23% lower (or $498,000) than the same quarter of the prior year. The Company’s telecommunications revenues for the first half of the first quarter continued to experience a slow down as our customers responded to the recession by implementing inventory reduction programs and delaying second source initiatives for the 40G line side products. Based on customer guidance, the reduced demand was not the result of changing underlying market demand for 40G infrastructure capacity expansion. Consistent with this guidance, most of their inventory reduction programs were completed in the first quarter of FY 2010 as evidenced by a 147% growth in our Telecommunications market revenues in Q1 2010 compared to Q4 2009. We expect a return to more normal growth for the balance of the fiscal year.

Medical market revenues for Q1 2010 were $122,000, a decrease of 76% (or $378,000) from Q1 2009. This decrease was primarily a result of the Company’s decision to eliminate business at a customer that did not meet its profitability criteria. The Company expects Medical market revenues to be slightly lower for the year as compared the prior year.

Gross Profit
Gross Profit for Q1 2010 was $3.0 million compared to Q1 2009 of $3.8 million, or a decrease of $759,000 on lower revenue volume of $1.8 million. Gross profit margins increased slightly to 51% for Q1 2010 compared to 48% of sales for the comparable prior year. The improvement in gross profit margin was due primarily to favorable product mix and cost reductions now being realized through our prior years’ facilities consolidation activities.

Operating Expenses
Total operating expenses were $3.2 million during Q1 2010 as compared to $3.5 million in Q1 2009. This decrease was primarily driven by lower sales and marketing expenses of $169,000 related to the decrease in revenue and our cost reduction program, decreased R&D expenses of $65,000 and lower spending on the Wafer Fabrication consolidation of $120,000 as a result of the completion of this consolidation during Q1 2010. These decreases were partially offset by an increase in G&A expenses of $90,000.

Research, development and engineering (RD&E) expenses decreased by $65,000 in Q1 2010 compared to Q1 2009, primarily due to lower spending on development programs in our high speed optical receiver (HSOR) product platform, offset by increased spending in our Terahertz product platform. The Company expects to continue to increase investment in the next generation 40G/100G HSOR products and THz applications in FY 2010 in order to gain HSOR market share and move THz from the laboratory to the factory floor.

Sales and marketing expenses decreased $169,000 (or 27%) to $451,000 in Q1 2010, as compared to $620,000 for Q1 2009. The decrease was primarily attributable to lower compensation expenses driven by the Company’s cost saving measures implemented in response to the recession and lower sales volume.

The Company has and will continue to focus its sales and marketing activity for the growing Telecom and Industrial/NDT markets. However, sales and marketing expenses are expected to decrease during the balance of FY 2010.

Total general and administrative expenses (G&A) increased by $90,000 (8%), to approximately $1.2 million (20% of sales) in Q1 2010 as compared to Q1 2009. This increase was primarily attributable to increased depreciation associated with the implementation of the company wide Enterprise Resource Planning system and increased cost associated with Section 404 Sarbanes-Oxley Act compliance.

The Company expects G&A expenses to remain relatively constant for the balance of the year with planned cost reductions offset by increased expenses relating to Section 404 of the Sarbanes-Oxley Act. Currently, the Company is required to be compliant with the external reporting requirements of Section 404 by the end of fiscal year 2010. External costs required to be in compliance will materially increase in fiscal year 2010.

Amortization expense decreased by 2% to $515,000 in Q1 2010 compared to $528,000 in Q1 2009 due to the Company’s utilization of the cash flow amortization method on the majority of its intangible assets.

The non-cash expensing of stock option and restricted stock grants included in cost of products sold and operating expenses was $95,000 for the three months period ended June 26, 2009 compared to $34,000 for the three months ended June 27, 2008, an increase of $61,000.

Other operating expense incurred was related to the previously announced wafer fabrication consolidation to the Company’s Ann Arbor facility, which amounted to $40,000 in Q1 2010, compared to $160,000 in Q1 2009. Wafer fabrication consolidation was completed in the first quarter of 2010.

Other Income (Expense), net
Interest income decreased in Q1 2010 by $15,000 from Q1 2009, due primarily to lower interest rates and lower bank balances for short term investments.

Interest expense in Q1 2010 was $81,000 compared to $108,000 in Q1 2009, a decrease of $27,000. The Company incurred lower interest expense to banks and related parties primarily due to the combination of lower debt obligations and lower interest rates.

As discussed in Note 7 to the Condensed Consolidated Financial Statements, the adoption of EITF 07-5 on April 1, 2009 requires our standing warrants be recorded as a liability at fair value with subsequent changes in fair value recorded in earnings. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent that the fair value of the warrant liability increases or decreases, we record a loss or income in our statements of income. The income of $39,000 on change in fair value of the warrant liability in the first quarter of FY 2010 is primarily due to the change in the current expected stock price, volatility, interest rates and contractual life of the warrants which are the primary assumptions applied to the Black-Scholes model which we have used to calculate the fair value of the warrants.

The Company incurred a net loss for Q1 2010 of $296,000 ($0.01 per share), as compared to a net profit of $147,000 ($0.01 per share) in Q1 2009, for an increase in losses of approximately $443,000.

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

Liquidity and Capital Resources
At June 26, 2009, the Company had cash and cash equivalents of $1.8 million, a decrease of $312,000 from the March 31, 2009 balance of $2.1 million. The lower balance is attributable to a decrease of cash from operating activities of $48,000, a decrease in investing activities of $156,000, and a decrease in cash of $108,000 from financing activities.

Operating Activities
The decrease of $48,000 in cash resulting from operating activities was primarily attributable to net cash generated from operations of $569,000 offset by net reduction in operating assets and liabilities of $617,000. This net reduction was primarily the result of an increase in accounts receivable of $597,000, inventory of $165,000 and prepaid/other assets of $118,000 offset by an increase in accounts payable and other accruals of $263,000. Cash generated from operations of $569,000 included a loss from operations of $296,000, income of $39,000 to record a change in fair value of warrants and $904,000 in non-cash depreciation, amortization, and stock-based compensation expenses.

Investing Activities
The Company used $156,000 in investing activities for capital expenditures of $81,000 (which includes $40,000 to complete the conversion of the California clean room to hybrid assembly manufacturing space) and patent expenditures of $75,000.

Financing Activities
For the quarter ended June 26, 2009, the Company used $108,000 in net cash from financing activities to pay down on the bank term loan.

On May 29, 2009, the Company amended its credit facility with The PrivateBank and Trust Company, headquartered in Chicago, IL effective March 31, 2009. As part of this amendment, the Company continued its three year Line of Credit of $3.0 million, with a minimum compensating balance requirement of $500,000. The borrowings are based on 80% of the Company’s eligible accounts receivable and 50% of the Company’s eligible inventory, subject to certain limitations as defined by the agreement. The line of credit is guaranteed by each of API’s wholly-owned subsidiaries and the loan is secured by a Security Agreement among API, its subsidiaries and The PrivateBank, pursuant to which API and its subsidiaries granted to The PrivateBank a first-priority security interest in certain described assets. All business assets of the Company secure the line other than the intellectual property of the Company’s Picometrix subsidiary. The amended loan agreement contains customary representations, warranties and financial covenants including minimum debt service coverage ratio, Adjusted EBITDA level, and Net Worth Requirements (as defined in the agreement). According to the terms of the amended loan agreement, the Adjusted EBITDA level is measured on a year to date basis for the June 26, 2009, September 25, 2009, December 25, 2009 and March 31, 2010 test dates and thereafter on a trailing four quarter basis. In addition, the Debt Service Coverage ratio and the Net Worth covenants were amended. The amended minimum Debt Service Coverage ratio is 1.0 to 1.0 for the first quarter, 1.25 to 1.0 for the second quarter and 1.5 to 1.0 thereafter. The amended minimum Net Worth covenant is $15.5 million and will increase by 10% of Net Income for each fiscal year that the Company reports net income.

At June 26, 2009, the Company was in compliance with the financial covenants. The interest rate is variable at a prime rate plus 1.0% and is adjusted quarterly. Interest is payable monthly, with principal due at maturity date on September 25, 2011. The prime interest rate was 3.25% at June 26, 2009. At June 26, 2009, the outstanding balance on the line was $1.4 million.

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

Recent Pronouncements and Accounting Changes
See “Note 2. Recent Pronouncements and Accounting Changes” regarding the effect of certain recent accounting pronouncements on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At June 26, 2009, most of the Company’s interest rate exposure is linked to the prime rate, subject to certain limitations, offset by cash investment indexed to the prime rate. As such, the Company is at risk to the extent of changes in the prime rate and does not believe that moderate changes in the prime rate will materially affect our operating results or financial condition.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officers (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act)) as of the end of the period covered by this quarterly report and believe that the Company’s disclosure controls and procedures are effective based on the required evaluation.

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 26, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

The information regarding litigation proceedings described in our Annual Report on Form 10K for the year ended March 31, 2009 is incorporated herein by reference.

Item 1A. Risk Factors

The Company’s Annual Report on Form 10K for the fiscal year ended March 31, 2009 includes a detailed discussion of its risk factors. This 10-Q should be read in conjunction with the risk factors and information disclosed in the Company’s Annual Report on Form 10K.

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

August 10, 2009

/s/ Richard Kurtz
Richard Kurtz
Chairman, Chief Executive Officer
and Director

/s/ Robin Risser
Robin Risser
Chief Financial Officer
and Director