Form 10-Q
period 2009-09-25
ADVANCED PHOTONIX INC
filed 2009-11-09
CIK 869986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2009

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
      YES ☐      NO ☑

As of November 4, 2009, there were 24,453,978 of Class A Common Stock, $.001 par value, and 31,691 shares of Class B Common Stock, $.001 par value outstanding.

Advanced Photonix, Inc.
Form 10-Q
For the Quarter Ended September 25, 2009

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ADVANCED PHOTONIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 25, 2009	March 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,642,000	$2,072,000
Restricted cash	500,000	500,000
Accounts receivable, net	3,199,000	3,284,000
Inventories, net	3,782,000	3,669,000
Prepaid expenses and other current assets	348,000	252,000
Total current assets	9,471,000	9,777,000
Equipment and leasehold improvements, net	3,842,000	4,322,000
Goodwill	4,579,000	4,579,000
Intangibles and patents, net	8,032,000	8,975,000
Other assets	388,000	388,000
Total Assets	$26,312,000	$28,041,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,079,000	$1,356,000
Accrued compensation	911,000	1,037,000
Current portion of fair value warrant liability	22,000	--
Accrued interest	586,000	513,000
Other accrued expenses	643,000	615,000
Current portion of long-term debt - related parties	1,401,000	1,401,000
Current portion of long term debt - bank term loan	434,000	434,000
Current portion of long-term debt – MEDC	789,000	353,000
Total current liabilities	5,865,000	5,709,000
Long-term debt, less current portion - MEDC	1,435,000	1,871,000
Long-term debt – bank line of credit	1,394,000	1,394,000
Long-term fair value warrant liability less current portion	325,000	--
Long-term debt, less current portion - bank term loan	904,000	1,121,000
Total liabilities	9,923,000	10,095,000

Commitments and contingencies
Shareholders' equity:
Class A redeemable convertible preferred stock, $.001 par value; 780,000 shares
authorized; 40,000 shares outstanding	--	--
Class A Common Stock, $.001 par value, 100,000,000 authorized; September 25,
2009 – 24,433,978 shares issued and outstanding, March 31, 2009 – 24,089,726
shares issued and outstanding	24,000	24,000
Class B Common Stock, $.001 par value; 4,420,113 shares authorized; September
25, 2009 and March 31, 2009 - 31,691 issued and outstanding	--	--
Additional paid-in capital	50,006,000	52,400,000
Accumulated deficit	(33,641,000)	(34,478,000)
Total shareholders' equity	16,389,000	17,946,000
Total Liabilities and Shareholders’ Equity	$26,312,000	$28,041,000

See notes to condensed consolidated financial statements.

ADVANCED PHOTONIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	September 25,	September 26,	September 25,	September 26,
	2009	2008	2009	2008
Sales, net	$5,424,000	$8,188,000	$11,358,000	$15,958,000
Cost of products sold	3,360,000	4,624,000	6,297,000	8,638,000
Gross profit	2,064,000	3,564,000	5,061,000	7,320,000

Operating expenses:
Research, development and engineering	1,167,000	1,081,000	2,230,000	2,209,000
Sales and marketing	418,000	710,000	869,000	1,330,000
General and administrative	981,000	1,432,000	2,154,000	2,515,000
Amortization expense	518,000	518,000	1,033,000	1,044,000
Wafer fabrication relocation expenses	--	48,000	40,000	208,000
Total operating expenses	3,084,000	3,789,000	6,326,000	7,306,000
Income (loss) from operations	(1,020,000)	(225,000)	(1,265,000)	14,000

Other income (expense):
Interest income	2,000	12,000	3,000	28,000
Interest expense	(69,000)	(83,000)	(136,000)	(164,000)
Interest expense, related parties	(15,000)	(28,000)	(29,000)	(55,000)
Change in fair value of warrant liability	(92,000)	--	(53,000)	--
Other income/(expense)	2,000	(2,000)	(8,000)	(2,000)

Net income (loss)	$(1,192,000)	$(326,000)	$(1,488,000)	$(179,000)

Basic and diluted loss per share	$(0.05)	$(0.01)	$(0.06)	$(0.01)
Weighted average common shares
outstanding
Basic and diluted	24,343,000	24,060,000	24,241,000	24,035,000

See notes to condensed consolidated financial statements.

ADVANCED PHOTONIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	September 25, 2009	September 26, 2008
OPERATING ACTIVITIES:
Net loss	$(1,488,000)	$(179,000)
Adjustment to reconcile net loss to net cash used in operating activities
Depreciation	573,000	536,000
Amortization	1,033,000	1,044,000
Stock-based compensation expense	225,000	100,000
Change in fair value of warrant liability	53,000	--
Changes in operating assets and liabilities:
Accounts receivable	85,000	(1,986,000)
Inventories	(113,000)	(178,000)
Prepaid expenses and other assets	(97,000)	(281,000)
Accounts payable and accrued expenses	(302,000)	789,000
Net cash used in operating activities	(31,000)	(155,000)
INVESTING ACTIVITIES:
Capital expenditures	(93,000)	(378,000)
Change in restricted cash	--	1,000,000
Patent expenditures	(89,000)	(89,000)
Net cash provided by (used in) investing activities	(182,000)	533,000

FINANCING ACTIVITIES:
Payments on capital lease financing	--	(1,917,000)
Proceeds from bank term loan	--	1,736,000
Borrowings on line of credit	--	63,000
Payment on bank term loan	(217,000)	--
Proceeds from exercise of stock options	--	47,000
Net cash used in financing activities	(217,000)	(71,000)
Net increase (decrease) in cash and cash equivalents	(430,000)	307,000
Cash and cash equivalents at beginning of quarter	2,072,000	82,000
Cash and cash equivalents at end of quarter	$1,642,000	$389,000

Supplemental disclosure of cash flow information:	September 25, 2009	September 26, 2008
Cash paid for income taxes	$--	$3,000
Cash paid for interest	$92,000	$150,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Notes to Condensed Consolidated Financial Statements
September 25, 2009

Note 1. Basis of Presentation

Business Description

General – Advanced Photonix, Inc.® (the Company, we or API), was incorporated under the laws of the State of Delaware in June 1988. The Company is engaged in the development and manufacture of optoelectronic devices and value-added sub-systems and systems. The Company serves a variety of global Original Equipment Manufacturers (OEMs), in a variety of industries. The Company supports the customers from the initial concept and design phase of the product, through testing to full-scale production. The Company has two manufacturing facilities located in Camarillo, California and Ann Arbor, Michigan.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, Silicon Sensors Inc. (“SSI”) and Picometrix, LLC (“Picometrix”). The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. The Company evaluates subsequent events through the date the accompanying financial statements were issued, which was November 9, 2009. Operating results for the three-month and six-month periods ended September 25, 2009 are not necessarily indicative of the results that may be expected for the balance of the fiscal year ending March 31, 2010.

These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Note 2. Recent Pronouncements and Accounting Changes

On July 1, 2009, the FASB issued FASB ASC 105 (Prior authoritative literature: SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162”), (“SFAS No. 168”). FASB ASC 105 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” and establishes the “Accounting Standards Codification” (Codification) as the single official source of authoritative U.S. accounting and reporting standards for nongovernmental entities, in addition to guidance issued by the Securities and Exchange Commission (SEC). All other non-grandfathered, non-SEC accounting literature not included in the Codification becomes non-authoritative. The ASC supersedes all existing, non-SEC accounting and reporting standards applied by non-governmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP). FASB ASC 105 is effective for interim and annual periods ending after September 15, 2009. As the Codification does not change GAAP, the implementation did not have a material impact on the Company’s financial statements.

In June 2008, the FASB ratified guidance that addresses how an entity should evaluate whether an instrument is indexed to its own stock. The guidance is effective for fiscal years (and interim periods) beginning after December 15, 2008. The guidance must be applied to outstanding instruments as of the beginning of the fiscal year in which the guidance is adopted and should be treated as a cumulative-effect adjustment to the opening balance of retained earnings. The Company adopted this provision on April 1, 2009. See Note 7 for a discussion on the impact that this adoption had on the Company’s financial statements.

In April 2009, the FASB issued new guidance that enhances consistency in financial reporting by increasing the frequency of disclosures on fair value of financial instruments. The guidance requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. This guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance in the first quarter of FY 2010 is included in Note 10 to the condensed consolidated financial statements.

In May 2009, the FASB issued new guidance pertaining to subsequent events which is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively. The Company has adopted this guidance effective with the Q1 2010 financial statements. The adoption of this guidance had no impact on our condensed consolidated financial statements.

During Q1 2010, the Company adopted various accounting standards related to fair value measurements, non-controlling interests, useful life of intangible assets, accounting for convertible debt instruments that may be settled in cash upon conversion, participating securities, and business combinations. The adoption of these new standards did not have a material effect on the Company’s results of operations, financial position, or liquidity.

Note 3. Share-Based Compensation

The Company has five stock equity plans: The 1990 Incentive Stock Option and Non-Qualified Stock Option Plan, the 1991 Directors’ Stock Option Plan (The Directors’ Plan), the 1997 Employee Stock Option Plan, the 2000 Stock Option Plan and the 2007 Equity Incentive Plan. As of September 25, 2009, under all of our plans, there were 7,200,000 shares authorized for issuance, with 1,817,010 shares remaining available for future grant.

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

During the three month period ended September 25, 2009, there were 149,000 restricted shares granted by the Company at an estimated grant-date fair value of $100,000. There were no stock options granted during the three month period ended September 25, 2009. During the three months ended September 26, 2008, the Company granted 28,000 stock options with an estimated total grant-date fair value of $49,000 and issued 26,738 shares of restricted stock at a grant fair value of $50,000 ($1.87 per share).

The following table summarizes information regarding options outstanding and options exercisable at September 25, 2009 and September 26, 2008 and the changes during the periods then ended:

	Number of	Weighted	Number of	Weighted
	Options	Average	Shares	Average
	Outstanding	Exercise Price	Exercisable	Exercise Price
	(000’s)	per Share	(000’s)	per Share
Balance of March 31, 2008	2,619	$1.92	2,198	$1.87
Granted	264	$1.50
Exercised	--	--
Expired	(38)	$1.25
Balance of June 27, 2008	2,845	$1.89	2,312	$1.90
Granted	28	$1.76
Exercised	(42)	$0.88
Expired	(21)	$1.75
Balance of September 26, 2008	2,810	$1.91	2,343	$1.93

	Number of	Weighted	Number of	Weighted
	Options	Average	Shares	Average
	Outstanding	Exercise Price	Exercisable	Exercise Price
	(000’s)	per Share	(000’s)	per Share
Balance of March 31, 2009	2,746	$1.92	2,374	$1.93
Granted	78	$.63
Exercised	--	--
Expired	(20)	$1.80
Balance of June 26, 2009	2,804	$1.92	2,493	$1.92
Granted	--	$--
Exercised	--	--
Expired	(10)	$2.12
Balance of September 25, 2009	2,794	$1.88	2,547	$1.94

Information regarding stock options outstanding as of September 25, 2009 is as follows:

	Shares	Weighted Average	Weighted Average
Price Range	(in 000’s)	Exercise Price	Remaining Life in Years
		Options Outstanding
$0.50 - $1.25	833	$0.74	4.79
$1.50 - $2.50	1,255	$1.90	6.20
$2.68 - $5.34	706	$3.19	4.25
		Options Exercisable
$0.50 - $1.25	755	$0.75	0.94
$1.50 - $2.50	1,086	$1.95	5.79
$2.68 - $5.34	706	$3.19	4.25

The intrinsic value of options exercised in quarters ending September 25, 2009 and September 26, 2008 was zero in each quarter since no options were exercised.

During FY 2009 and FY 2010, restricted shares were issued to certain individuals. The restricted share transactions are summarized below:

		Weighted Average Grant
	Shares (in 000’s)	Date Fair Value per share
Unvested, March 31, 2008	--	--
Granted	29	$1.50
Vested	--	--
Expired	--	--
Unvested, June 27, 2008	29	$1.50
Granted	27	$1.87
Vested	--	--
Expired	--	--
Unvested, September 26, 2008	56	$1.68

		Weighted Average Grant
	Shares (in 000’s)	Date Fair Value per share
Unvested, March 31, 2009	29	$1.50
Granted	195	$0.65
Vested	(29)	$1.50
Expired	--	--
Unvested, June 26, 2009	195	$0.65
Granted	149	$0.67
Vested	(160)	$0.65
Expired	--	--
Unvested, September 25, 2009	184	$0.67

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

  The time period that stock-based awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s short-cut approach pursuant to SAB No. 107, “Disclosure About Fair Value of Financial Statements”. The expected term assumption for awards issued during the three month periods ended September 25, 2009 and September 26, 2008 was 6.3 years. As additional evidence develops from the employee’s stock trading history, the expected term assumption will be refined to capture the relevant trends.

  The future volatility of the Company’s stock has been estimated based on the weekly stock price from the acquisition date of Picometrix LLC (May 2, 2005) to the date of the latest stock grant. The expected volatility assumption for awards issued during the three month periods ending September 25, 2009 and September 26, 2008 averaged 70% and 61%, respectively. As additional evidence develops, the future volatility estimate will be refined to capture the relevant trends.

  A dividend yield of zero has been assumed for awards issued during the three month periods ended September 25, 2009 and September 26, 2008, based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.

  The Company has based its risk-free interest rate assumption for awards issued during the three month periods ended September 25, 2009 and September 26, 2008 on the implied yield available on U.S. Treasury issues with an equivalent expected term, which averaged 2.2% and 2.9% during the respective periods.

  The forfeiture rate, for awards issued during the three month periods ended September 25, 2009 and September 26, 2008, were approximately 19.0% and 18.7%, respectively, and was based on the Company’s actual historical forfeiture trend.

The Company recorded $130,000 and $66,000 of stock-based compensation expense (as classified in table below) in our consolidated statements of operations for the three month periods ended September 25, 2009 and September 26, 2008, respectively, and $225,000 and $100,000 for the six-month periods ended September 25, 2009 and September 26, 2008, respectively.

	Three months ended		Six months ended
	Sept. 25, 2009	Sept. 26, 2008	Sept. 25, 2009	Sept. 26, 2008
Cost of Products Sold	$6,000	$3,000	$9,000	$5,000
Research and Development expense	29,000	18,000	52,000	25,000
General and Administrative expense	90,000	37,000	154,000	56,000
Sales and Marketing expense	5,000	8,000	10,000	14,000
Total Stock Based Compensation	$130,000	$66,000	$225,000	$100,000

At September 25, 2009, the total stock-based compensation expense related to unvested stock options and restricted shares granted to employees under the Company’s stock option plans but not yet recognized was approximately $245,000. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 1.9 years and will be adjusted for subsequent changes in estimated forfeitures.

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

The Company maintains cash balances at five financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of September 25, 2009, the Company had cash at two financial institutions in excess of federally insured amounts. As excess cash is available, the Company invests in short-term and long-term investments, primarily consisting of Government Securities Money Market instruments, and Repurchase agreements. As of September 25, 2009, cash deposits held at financial institutions in excess of FDIC insured amounts of $250,000 were $1.8 million. As of March 31, 2009, cash deposits held at financial institutions in excess of FDIC insured amounts of $250,000 were $2.0 million.

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At September 25, 2009, two customers each comprised 10% or more of accounts receivable. As of March 31, 2009, one customer comprised 10% or more of accounts receivable.

Note 5. Detail of Certain Asset Accounts

Cash and Cash Equivalents - The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Compensating Cash Balance - During FY 2009, the Company established a Credit Facility with The PrivateBank and Trust Company with a minimum compensating balance requirement of $500,000. This amount has been separately disclosed on the accompanying balance sheets as restricted cash.

Accounts Receivable - Receivables are stated at amounts estimated by management to be the net realizable value. The allowance for doubtful accounts is based on specific identification. Accounts receivable are charged off when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected.

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Any unanticipated change in the customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. The allowance for doubtful accounts on September 25, 2009 was $61,000 and on March 31, 2009 was $62,000.

Inventories - Inventories, which include material, labor and manufacturing overhead, are stated at the lower of standard cost (which approximates the first in, first out method) or market. Inventories consist of the following at September 25, 2009 and March 31, 2009:

	September 25, 2009	March 31, 2009
Raw material	$3,515,000	$3,316,000
Work-in-process	735,000	808,000
Finished products	525,000	392,000
Total inventories	4,775,000	4,516,000
Less reserve	(993,000)	(847,000)
Inventories, net	$3,782,000	$3,669,000

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

Intangible Assets - Intangible assets that have definite lives consist of the following (dollars in thousands):

	Weighted	September 25, 2009				March 31, 2009
	Average	Amortization	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives in	Method	Value	Amortization	Net	Value	Amortization	Net
	Years
Non-
Compete	3	Cash Flow	$130	$130	$--	$130	$130	$--
agreement
Customer
list	15	Straight Line	475	341	134	475	334	141
Trademarks	15	Cash Flow	2,270	583	1,687	2,270	514	1,756
Customer
relationships	5	Cash Flow	1,380	864	516	1,380	726	654
Technology	10	Cash Flow	10,950	6,034	4,916	10,950	5,231	5,719
Patents pending			483	--	483	502	--	502
Patents		Straight Line	404	108	296	295	92	203
Total Intangibles			$16,092	$8,060	$8,032	$16,002	$7,027	$8,975

Amortization expense for both the six-month periods ended September 25, 2009 and September 26, 2008 was approximately $1.0 million. Patent amortization expense, for the six-month periods ended September 25, 2009 and September 26, 2008, was approximately $16,000 and $7,000, respectively. The current patents held by the Company have remaining useful lives ranging from 2 years to 20 years.

Assuming no impairment to the intangible value, future amortization expense for intangible assets and patents are as follows:

Intangible Assets (000’s)		Patents (a) (000’s)
2010 (6 months)	$1,018	2010 (6 months)	$18
2011	1,584	2011	35
2012	1,305	2012	35
2013	1,088	2013	35
2014	901	2014	35
2015 & after	1,357	2015 & after	138
Total	$7,253	Total	$296

a)	Patent pending costs of $483,000 are not included in the chart above. These costs will be amortized beginning the month the patents are granted.

Note 6. Debt

Total outstanding debt of the Company as of September 25, 2009 and March 31, 2009 consisted of the following (dollars in thousands):

	As of
	September 25, 2009	March 31, 2009
Bank term loan	$1,338	$1,555
Bank line of credit	1,394	1,394
MEDC loans	2,224	2,224
Debt to Related Parties	1,401	1,401
Total	$6,357	$6,574

Line of Credit – During FY 2009, the Company established a Line of Credit agreement with The PrivateBank and Trust Company. As part of this banking relationship, the Company established a three year Line of Credit of $3.0 million at an interest rate of prime plus 1%, adjusted quarterly. The prime rate at September 25, 2009 was 3.25%. The facility contains customary representations, warranties and financial covenants including minimum debt service coverage ratio, Adjusted EBITDA level, and Net Worth requirements (as defined in the agreement). The principal loan amount is due on September 25, 2011, provided that if existing loans to the Company by the Michigan Economic Development Corporation have not converted to equity on or before August 31, 2011, the outstanding principal shall be due on August 31, 2011. The availability under the facility will be determined by the calculation of a borrowing base that includes a percentage of accounts receivable and inventory.

On May 29, 2009, the Company amended its Line of Credit agreement effective March 31, 2009. According to the terms of the amended loan agreement, the Adjusted EBITDA level is measured on a year to date basis for the June 26, 2009, September 25, 2009, December 25, 2009 and March 31, 2010 test dates and thereafter on a trailing four quarter basis. In addition, the Debt Service Coverage ratio and the Net Worth covenants were amended. The amended minimum Debt Service Coverage ratio is 1.0 to 1.0 for the first quarter of FY 2010, 1.25 to 1.0 for the second quarter of FY 2010 and 1.5 to 1.0 thereafter. The amended minimum Net Worth covenant is $15.5 million and will increase by 10% of Net Income for each fiscal year that the Company reports net income.

The line of credit Agreement is guaranteed by each of API’s wholly-owned subsidiaries and the loan is secured by a Security Agreement among API, its subsidiaries and The PrivateBank, pursuant to which API and its subsidiaries granted to The PrivateBank a first-priority security interest in certain described assets. At September 25, 2009, the Company was in compliance with the Debt Service Coverage ratio, Net Worth requirements and with the Adjusted EBITDA level. The outstanding line of credit balance as of September 25, 2009 is $1.4 million.

The requirements under the Adjusted EBITDA and Debt Service Coverage covenants escalate in future periods. The Company's ability to meet these covenants in the future, as well as our Net Worth covenant, is dependent upon continued improvement in our operating results and, if necessary, the Company's ability to raise capital and/or restructure debt. Failure to meet these future covenants could result in the need to obtain waivers or modify our lending arrangements.

While we believe relations with our Lenders are good and we have received waivers as necessary in the past, there can be no assurance that such waivers will always be obtained when needed. If we are unable to obtain a waiver from our Lenders, we may need to implement alternative plans to provide us with sufficient levels of liquidity and working capital. There can be no assurance that such alternatives would be available on acceptable terms and conditions or that we would be successful in our implementation of such plans.

The recent disruption in credit markets and our recent operating losses make it uncertain whether we will be able to access the credit markets when necessary or desirable. If we are not able to access credit markets and obtain financing on commercially reasonable terms when needed, our business could be materially harmed and our results of operations could be adversely affected.

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

MEDC-loan 2 is for $1.2 million with an interest rate of 7%. Under the original terms of the promissory note, interest accrued, but unpaid in the first two years of this agreement was added to the then outstanding principal of this promissory note. During the third year of this agreement, the Company was to pay interest on the restated principal of the Note until October 2008, at which time the Company was to repay the restated principal over the remaining three years (September 15, 2011). Effective January 26, 2009, the MEDC-loan 2 of $1.2 million was amended and restated to change the start date of repayment of principal and interest from October 2008 to November 2009 and to extend the repayment period to October 2012.

Included in Accrued interest on the condensed consolidated balance sheet at September 25, 2009 and March 31, 2009 is approximately $564,000 and $488,000, respectively, of accrued interest that will be rolled into the principal of the MEDC loans when the repayment periods begin as described above.

Related Party Debt - As a result of the acquisition of Picotronix, Inc. (dba Picometrix) in May 2005, the stockholders of Picometrix received four-year API promissory notes in the aggregate principal amount of $2.9 million ("Debt to Related Parties"). The notes bear an interest rate of prime plus 1.0% and are secured by all of the intellectual property of Picometrix. The interest rate at September 25, 2009 was 4.25%. API has the option of prepaying the debt to related parties without penalty. Note holders include Robin Risser and Steve Williamson, the Company’s CFO and CTO, respectively.

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

On September 25, 2009, the remaining balance on the notes was $1.4 million. Robin Risser and Steve Williamson, the Company’s CFO and CTO, respectively, are the note holders.

Interest payments made to Related Parties during the six-month periods ended September 25, 2009 and September 26, 2008 were $29,516 and $61,345, respectively.

Note 7. Stockholders’ Equity

At March 31, 2009, the Company had the following warrants outstanding and exercisable:

	Shares (000’s)	Exercise Price
Convertible Note – 1st Tranche	695	$1.7444
Convertible Note – 2nd Tranche	695	$1.7444
Private Placement	741	$1.8500

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

As a result of adopting the FASB’s guidance on how an entity should evaluate whether an instrument is indexed to its own stock on April 1, 2009 (as discussed in Note 2), the above mentioned warrants, which previously were treated as equity, are no longer afforded equity treatment because of their exercise price reset features. On April 1, 2009, the Company reclassified from additional paid-in-capital, as a cumulative effect adjustment, a $2,326,000 decrease in accumulated deficit and the initial recognition of a $294,000 warrant liability, to reflect the fair value of the warrants on that date. The fair value liability of these warrants decreased to approximately $255,000 as of June 26, 2009 and subsequently increased to approximately $347,000 as of September 25, 2009. As a result, the Company recorded $39,000 and ($92,000) as other income (expense) from the change in the fair value of these warrants for the three months ended June 26, 2009 and September 25, 2009, respectively.

The fair value of the warrants was estimated using the Black-Scholes option pricing model using the following assumptions:

	September 25, 2009	April 1, 2009
Expected term (in years)	.6 – 2.9	1.1 – 3.5
Volatility	76.47% - 82.97%	72.09% - 97.99%
Expected dividend	--	--
Risk-free interest rate	0.58% - 1.16%	0.58% - 1.16%

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

The inputs used to determine the fair value of the warrants are classified as Level 2 inputs.

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

The Company spent approximately $2.3 million wafer fabrication consolidation expense to complete the consolidation. The costs incurred consisted of labor and associated expense of $1.1 million, travel and relocation costs of $169,000, accelerated depreciation expense on de-commissioned assets of $150,000 and supplies, consulting and other related costs of $854,000 and $40,000 to re-provision the California clean room into a hybrid assembly area. All costs associated with the consolidation were recorded as expenses when incurred. As a result of the completion of the wafer fabrication consolidation, the Company expects to realize cost reductions through elimination of duplicate expenditures and yield improvements as well as an increase in new product development capability. Related costs incurred for the six-month periods ended September 25, 2009 and September 26, 2008 were $40,000 and $208,000, respectively.

Note 9. Earnings Per Share

The Company’s net earnings per share calculations are in accordance with FASB ASC 260-10 (prior authoritative literature: SFAS No. 128, “Earnings per Share”). Accordingly, basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares outstanding for each year. The calculation of earnings (loss) per share is as follows:

	Three months ended		Six months ended
Basic and Diluted	September 25, 2009	September 26, 2008	September 25, 2009	September 26, 2008
Weighted Average Basic Shares Outstanding	24,343,000	24,060,000	24,241,000	24,035,000
Dilutive effect of Stock Options and Warrants	--	--	--	--
Weighted Average Diluted Shares Outstanding	24,343,000	24,060,000	24,241,000	24,035,000
Net income (loss)	$(1,192,000)	$(326,000)	$(1,488,000)	$(179,000)
Basic earnings (loss) per share	$(0.05)	$(0.01)	$(0.06)	$(0.01)
Diluted earnings (loss) per share	$(0.05)	$(0.01)	$(0.06)	$(0.01)

The dilutive effect of stock options for the periods presented was not included in the calculation of diluted loss per share because to do so would have had an anti-dilutive effect as the Company had a net loss for these periods. As of September 25, 2009, the number of anti-dilutive shares excluded from diluted earnings per share totaled approximately 4.3 million shares, which includes 2.1 million anti-dilutive warrants.

On April 1, 2009, the Company adopted the FASB’s guidance on determining whether instruments granted in share-based payment transactions are participating securities which requires that unvested restricted stock with a non-forfeitable right to receive dividends be included in the two-class method of computing earnings per share. This guidance did not have a material impact on our reported earnings per share amounts.

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

Revenue Recognition
Revenue is derived principally from the sales of the Company’s products. The Company recognizes revenue when the basic criteria of SEC Staff Accounting Bulletin No. 104 are met. Specifically, the Company recognizes revenue when persuasive evidence of an arrangement exists, usually in the form of a purchase order, when shipment has occurred since its terms are FOB source, or when services have been rendered, title and risk of loss have passed to the customer, the price is fixed or determinable and collection is reasonably assured in terms of both credit worthiness of the customer and there are no post shipment obligations or uncertainties with respect to customer acceptance.

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

The Company predominantly sells directly to original equipment manufacturers with a direct sales force. The Company sells in limited circumstances through distributors. Sales through distributors represent approximately 6% of total revenue. Significant terms and conditions of distributor agreements include FOB source, net 30 days payment terms, with no return or exchange rights, and no price protection. Since the product transfers title to the distributor at the time of shipment by the Company, the products are not considered inventory on consignment.

Revenue is also derived from technology research and development contracts. We recognize revenue from these contracts as services and/or materials are provided.

Impairment of Long-Lived Assets
As of September 25, 2009 and March 31, 2009, our consolidated balance sheet included $4.6 million in goodwill. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our business acquisitions.

In accordance with FASB guidance, goodwill and intangible assets that are not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of the asset with its carrying amount, as defined. This guidance requires a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

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

We determined in the six-month period ended September 25, 2009 that there were no events or changes in circumstances since the end of fiscal year 2009 requiring an impairment test. Our stock price has fluctuated from a high of $0.87 to a low of $0.55 during the second quarter of FY 2010. The current macroeconomic environment continues to be challenging and we cannot be certain of the duration of these conditions and their potential impact on our stock price performance. If our stock price declines and such a decline persists and our market capitalization falls below our carrying value for a sustained period, it is reasonably likely that a goodwill impairment assessment prior to the next annual review in the fourth quarter of fiscal 2010 would be necessary and an impairment of goodwill may be recorded.

In accordance with FASB guidance, the carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value. The Company’s evaluation for the fiscal year ended March 31, 2009, indicated there were no impairments.

We determined in the six-month period ended September 25, 2009 that there were no events or changes in circumstances since the end of fiscal year 2009 that would indicate that a potential impairment has occurred. We may subsequently experience unforeseen issues that may adversely affect our business and may trigger an evaluation of the recoverability of the carrying value of our long-lived assets. Future determinations of significant write-offs of our long-lived assets could have a negative impact on our results of operations and financial condition.

Deferred Tax Asset Valuation Allowance
The Company records deferred income taxes for the future tax consequences of events that were recognized in the Company’s financial statements or tax returns. The Company records a valuation allowance against deferred tax assets when, in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future. Consistent with the March 31, 2009 10-K, the Company has a full valuation allowance on its net Deferred Tax Assets as of September 25, 2009.

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

RESULTS OF OPERATIONS

In anticipation of the economic slowdown, the Company instituted company-wide cost reduction measures to mitigate the impact of the revenue shortfall. These included headcount reductions, benefit reductions and wage freezes. In addition, the Company deferred all non-essential capital expenditures. These measures, combined with prior cost savings through facility consolidations over the past few years, have significantly lowered the Company’s breakeven cash flow during this fiscal year. During the first half of the year, these cost reduction measures have saved approximately $1.8 million in cost of goods sold overhead and operating expenses without sacrificing the investments necessary in new product developments that will drive growth as the economy emerges from the recession. Despite a 29% drop in year-to-date revenue, the Company’s gross margin percentage remained flat during the 1st half of the year due to the above cost saving measures and product mix.

Revenues
The Company predominantly operates in one industry segment, consisting of light and radiation detection devices. The Company sells its products to multiple markets including telecommunications, industrial sensing/non destructive testing (NDT), military-aerospace, medical, and homeland security.

Revenues by market consisted of the following (dollars in thousands):

	Three months ended				Six months ended
Revenues	September 25, 2009		September 26, 2008		September 25, 2009		September 26, 2008
Telecommunications	$1,489	28%	$1,490	18%	$3,189	28%	$3,689	23%
Industrial Sensing/NDT	1,864	34%	3,111	38%	3,990	35%	6,322	40%
Military/Aerospace	1,813	33%	2,480	30%	3,750	33%	4,243	27%
Medical	138	3%	492	6%	260	2%	992	6%
Homeland Security	120	2%	615	8%	169	2%	712	4%
Total Revenues	$5,424	100%	$8,188	100%	$11,358	100%	$15,958	100%

The Company's revenues for the quarter ended September 25, 2009 were $5.4 million, a decrease of 34% (or $2.8 million) from revenues of $8.2 million for the quarter ended September 26, 2008. Year to date revenues were approximately $11.4 million, 29% lower (or approximately $4.6 million) from the prior year. The Company experienced significant reductions in four of the five markets for the quarter ending September 25, 2009. On a year to date basis, all five markets were lower than the same period in the prior year.

Telecommunications market revenues of $1.5 million for Q2 2010 were flat compared to the prior year quarter. For the six-month period ending September 25, 2009, revenues were $3.2 million, down $500,000 (14%) from the prior year. The Company’s telecommunications revenues for the first half of the year continued to reflect the economic slowdown as our customers responded to the recession by implementing inventory reduction programs and delaying second source initiatives for the 40G line side products. During the second quarter, customer inventory reduction programs were largely completed and second source initiatives are slowly coming on line. Customers are purchasing to orders rather than to forecast in response to the uncertain economic conditions. Based on customer guidance, the reduced demand was not the result of changing underlying market demand for 40G infrastructure capacity expansion. During the quarter, the Company announced a HSOR worldwide multi-source agreement (MSA) for the emerging 100G market expected to begin ramping up in calendar year 2011.

Medical market revenues for Q2 2010 were $138,000, a decrease of 72% (or $354,000) from Q2 2009. Revenues for the six-months ending September 25, 2009 were $260,000, down $732,000 (74%) from the prior year. This decrease was primarily a result of the Company’s decision to eliminate business at a customer that did not meet its profitability criteria. The Company expects Medical market revenues to be lower for the year as compared to the prior year.

Military/Aerospace market revenues in Q2 2010 were $1.8 million, a decrease of 27% (or $667,000) from the comparable prior period revenues of $2.5 million. Military/Aerospace market revenues for the six-month period were approximately $3.7 million, 12% (or approximately $500,000) lower than the comparable prior year period. The decreases were attributable primarily to lower customer requirements, offset partially by an increase in Terahertz contracts. The Company expects military revenues to be up for the year compared to the prior year.

Industrial Sensing/NDT market revenues decreased to $1.9 million in Q2 2010 and $4.0 million for the six-month period, decreases of 40% (or $1.2 million) and 37% (or $2.3 million) from the comparable prior year periods. The Company’s Industrial Sensing/NDT revenue in the second quarter continued to experience a slow down as our customers responded to reduced demand as the result of the recession and our customers delayed capital expenditures which delayed purchases of our terahertz products. The Company expects Industrial Sensing/NDT revenues to improve in the second half of the year as the economy begins its anticipated climb out of the recession; however, we expect an overall decline in the Industrial Sensing/NDT market for fiscal year 2010 compared to the prior year.

Homeland Security revenues in Q2 2010 were $120,000 and $169,000 for the six-month period. The sales in the current fiscal year are attributable to a THz development contract for the nuclear gauge replacement from the Department of Homeland Security. The Company expects Homeland Security revenues for the remainder of the year to be down significantly as compared to the prior year as a result of the terahertz development contract ending in September 2009.

Gross Profit
Gross profit for Q2 2010 was $2.1 million compared to Q2 2009 of $3.6 million, or a decrease of $1.5 million on lower revenue volume of $2.8 million. Gross profit margins decreased to 38% for Q2 2010 compared to 44% of sales for the comparable prior year. The lower gross profit margin was due primarily to lower volume, offset partially by cost reductions now being realized through our FY2010 company-wide cost reduction initiative and prior years’ facilities consolidation activities.

Year to date Gross profit was $5.1 million (or 45% of revenue), compared to the first six months of FY 2009 of $7.3 million (or 46% of revenue). The lower gross profit margin was due primarily to lower volume, offset partially by cost reductions now being realized through our FY2010 company-wide cost reduction initiative and prior years’ facilities consolidation activities. Despite a 29% drop in revenue, the Company’s gross margin percentage remained flat during the 1st half of the year.

Operating Expenses
Total operating expenses were $3.1 million during Q2 2010 as compared to $3.8 million in Q2 2009, a decrease of approximately $700,000. This decrease was primarily driven by SG&A cost savings initiatives, lower sales and marketing expenses related to the decrease in revenue, combined with the completion of the Wafer Fabrication consolidation in Q1 2010. These decreases were partially offset by an increase in R&D expenses.

Total operating expenses for the six-month period ended September 25, 2009 were $6.3 million as compared to $7.3 million for the same prior year period, a decrease of $1 million. This decrease was primarily driven by SG&A cost savings initiatives, lower sales and marketing expenses related to the decrease in revenue, combined with the completion of the Wafer Fabrication consolidation in Q1 2010. These decreases were partially offset by a slight increase in R&D expenses.

Research, development and engineering (RD&E) expenses increased by $86,000 in Q2 2010 compared to Q2 2009, primarily due to higher spending on product development in our high speed optical receiver (HSOR) and Terahertz product platforms.

Research, development and engineering (RD&E) expenses were relatively flat for the six month period ended September 25, 2009 compared to the six month period ended September 26, 2008. The Company plans to continue to invest in the next generation 40G/100G HSOR products and THz applications in FY 2010 in order to gain HSOR market share and move THz from the laboratory to the factory floor.

Sales and marketing expenses decreased $292,000 (or 41%) to $418,000 in Q2 2010, as compared to $710,000 for Q2 2009. The decrease was primarily attributable to lower compensation expenses driven by the Company’s cost saving measures implemented in response to the recession and lower sales volume.

Sales and marketing expenses decreased $461,000 (or 35%) to $869,000 for the six month period ended September 25, 2009, compared to $1.3 million for six month period ended September 26, 2008. The decrease was primarily attributable to lower compensation expenses driven by the Company’s cost saving measures implemented in response to the recession and lower sales volume.

The Company has and will continue to focus its sales and marketing activity for the growing Telecom and Industrial/NDT markets. However, sales and marketing expense savings are expected to continue for the balance of FY 2010.

Total general and administrative expenses (G&A) had decreased $451,000 (31%), to approximately $981,000 (18% of sales) in Q2 2010 as compared to $1.4 million (17% of sales) in Q2 2009. This 31% decrease was primarily attributable to the Company’s cost savings initiatives resulting from labor and other spending reductions.

Total general and administrative expenses (G&A) decreased by $361,000 (14%), to approximately $2.2 million (19% of sales) for the six month period ended September 25, 2009, compared to $2.5 million (16% of sales) for six month period ended September 26, 2008. This 14% decrease was primarily attributable to the Company’s cost savings initiatives resulting from labor and other spending reductions.

The Company expects to tightly control G&A expenses for the remainder of the year. Planned FY 2010 expenditures associated with the external reporting requirements of Section 404 of the Sarbanes-Oxley Act by the end of fiscal year 2010 have been delayed as a result of a recent Security & Exchange Commission announcement that delayed the external reporting requirements until the end of fiscal year 2011.

Amortization expense of $518,000 in Q2 2010 was the same as Q2 2009. For the six month period ended September 25, 2009, amortization expense decreased 1% to $1.033 million compared to $1.044 million for the six month period ended September 26, 2008, due to the Company’s utilization of the cash flow amortization method on the majority of its intangible assets.

The non-cash expensing of stock option and restricted stock grants included in operating expenses was $130,000 for the three month period ended September 25, 2009 compared to $66,000 for the three months ended September 26, 2008, an increase of $64,000.

The non-cash expensing of stock option and restricted stock grants included in operating expenses was $225,000 for the six month period ended September 25, 2009 compared to $100,000 for the six months ended September 26, 2008, an increase of $125,000.

Other operating expenses incurred related to the previously announced wafer fabrication consolidation to the Company’s Ann Arbor facility, which amounted to $40,000 for the six month period ended September 25, 2009, compared to $208,000 for the six month period ended September 26, 2008. Wafer fabrication consolidation was completed in the first quarter of 2010.

Other Income (Expense), net
Interest income decreased in Q2 2010 by $10,000 from Q2 2009, due primarily to lower interest rates and lower bank balances for short term investments.

Interest income for the six month period ended September 25, 2009 totaled approximately $3,000, a decrease of $25,000 from the six month period ended September 26, 2008, due to lower interest rates and lower cash balances available for short-term investments.

Interest expense in Q2 2010 was $84,000 compared to $111,000 in Q2 2009, a decrease of $27,000. The Company incurred lower interest expense to banks and related parties primarily due to the combination of lower debt obligations and lower interest rates.

Interest expense for the six month period ended September 25, 2009 was $165,000, compared to $219,000 for the six month period ended September 26, 2008, a decrease of $54,000. The Company incurred lower interest expense to banks and related parties, primarily due to the combination of lower debt obligations and lower interest rates.

As discussed in Note 7 to the Condensed Consolidated Financial Statements, the adoption of the FASB’s guidance on determining whether instruments granted in share-based payment transactions are participating securities on April 1, 2009 requires our outstanding warrants to be recorded as a liability at fair value with subsequent changes in fair value recorded in earnings. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent that the fair value of the warrant liability increases or decreases, the Company records an expense or income in our statements of operations. The expense of $92,000 on the change in fair value of the warrant liability in the second quarter of FY 2010 is primarily due to the change in the expected volatility, interest rates and contractual life of the warrants which are the primary assumptions applied to the Black-Scholes model used to calculate the fair value of the warrants.

For the six month period ended September 25, 2009, the Company incurred a net expense of $53,000 on the change in fair value of the warrant liability.

The Company incurred a net loss for Q2 2010 of approximately $1.2 million ($0.05 per share), as compared to a net loss of $326,000 ($0.01 per share) in Q2 2009, for an increase in losses of approximately $866,000.

Net loss for the six month period ended September 25, 2009 was $1.488 million ($0.06 per share), as compared to a net loss of $179,000 ($0.01 per share for the comparable prior year periods, an increase in loss of approximately $1.3 million. The increase in losses for the quarter and on a year-to-date basis is primarily attributable to lower revenue resulting in lower gross margins offset by reduced operating expenses.

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

Liquidity and Capital Resources

At September 25, 2009, the Company had cash and cash equivalents of $1.6 million, a decrease of $430,000 from the March 31, 2009 balance of $2.1 million. The lower balance is attributable to a decrease of cash from operating activities of $31,000, a decrease from investing activities of $182,000, and a decrease of $217,000 from financing activities.

Operating Activities
The decrease of $31,000 in cash resulting from operating activities was primarily attributable to net cash generated from operations of $396,000 offset by a net reduction in operating assets and liabilities of $427,000. This net reduction in operating assets and liabilities was primarily the result of a decrease in accounts receivable of $85,000, offset by increases in inventory of $113,000, increases in prepaid/other assets of $97,000, and increases in accounts payable and other accruals of $302,000. Cash generated from operations of $396,000 included a loss from operations of $1.5 million, offset by non-cash expenses of $53,000 to record a change in fair value of warrants and $1.8 million in depreciation, amortization, and stock-based compensation expenses.

Investing Activities
The Company used $182,000 in investing activities for capital expenditures of $93,000 (which includes $40,000 to complete the conversion of the California clean room to hybrid assembly manufacturing space) and patent expenditures of $89,000.

Financing Activities
For the six months ended September 25, 2009, the Company used $217,000 in net cash from financing activities to pay down on the bank term loan.

On May 29, 2009, the Company amended its credit facility with The PrivateBank and Trust Company, headquartered in Chicago, IL effective March 31, 2009. As part of this amendment, the Company continued its three year Line of Credit of $3.0 million, with a minimum compensating balance requirement of $500,000. The borrowings are based on 80% of the Company’s eligible accounts receivable and 50% of the Company’s eligible inventory, subject to certain limitations as defined by the agreement. The line of credit is guaranteed by each of API’s wholly-owned subsidiaries and the loan is secured by a Security Agreement among API, its subsidiaries and The PrivateBank, pursuant to which API and its subsidiaries granted to The PrivateBank a first-priority security interest in certain described assets. All business assets of the Company secure the line other than the intellectual property of the Company’s Picometrix subsidiary. The amended loan agreement contains customary representations, warranties and financial covenants including minimum debt service coverage ratio, Adjusted EBITDA level, and Net Worth Requirements (as defined in the agreement). According to the terms of the amended loan agreement, the Adjusted EBITDA level is measured on a year to date basis for the June 26, 2009, September 25, 2009, December 25, 2009 and March 31, 2010 test dates and thereafter on a trailing four quarter basis. In addition, the Debt Service Coverage ratio and the Net Worth covenants were amended. The amended minimum Debt Service Coverage ratio is 1.0 to 1.0 for the first quarter FY 2010, 1.25 to 1.0 for the second quarter FY 2010, and 1.5 to 1.0 thereafter. The amended minimum Net Worth covenant is $15.5 million and will increase by 10% of Net Income for each fiscal year that the Company reports net income.

At September 25, 2009, the Company was in compliance with the financial covenants. The interest rate is variable at a prime rate plus 1.0% and is adjusted quarterly. Interest is payable monthly, with principal due at maturity date on September 25, 2011, provided that if existing loans to the Company by the Michigan Economic Development Corporation have not been converted to equity on or before August 31, 2011. The outstanding principal shall be due August 31, 2011. The prime interest rate was 3.25% at September 25, 2009. At September 25, 2009, the outstanding balance on the line was $1.4 million.

The requirements under the Adjusted EBITDA and Debt Service Coverage covenants escalate in future periods. The Company's ability to meet these covenants in the future, as well as our Net Worth covenant, is dependent upon continued improvement in our operating results and, if necessary, the Company's ability to raise capital and/or restructure debt. Failure to meet these future covenants could result in the need to obtain waivers or modify our lending arrangements.

While we believe relations with our Lenders are good and we have received waivers as necessary in the past, there can be no assurance that such waivers will always be obtained when needed. If we are unable to obtain a waiver from our Lenders, we may need to implement alternative plans to provide us with sufficient levels of liquidity and working capital. There can be no assurance that such alternatives would be available on acceptable terms and conditions or that we would be successful in our implementation of such plans.

The recent disruption in credit markets and our recent operating losses make it uncertain whether we will be able to access the credit markets when necessary or desirable. If we are not able to access credit markets and obtain financing on commercially reasonable terms when needed, our business could be materially harmed and our results of operations could be adversely affected.

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

The Company believes that existing cash and cash equivalents and cash flow from future operations in conjunction with the available credit facility will be sufficient to fund our anticipated cash needs at least for the next twelve months. However, we may require additional financing to fund our operations in the future and there can be no assurance that additional funds will be available, especially if we experience operating results below expectations, or, if financing is available, there can be no assurance as to the terms on which funds might be available. If adequate financing is not available as required, or is not available on favorable terms, our business, financial position and results of operations will be adversely affected.

Recent Pronouncements and Accounting Changes
See “Note 2. Recent Pronouncements and Accounting Changes” regarding the effect of certain recent accounting pronouncements on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At September 25, 2009, most of the Company’s interest rate exposure is linked to the prime rate, subject to certain limitations, offset by cash investment indexed to the prime rate. As such, the Company is at risk to the extent of changes in the prime rate and does not believe that moderate changes in the prime rate will materially affect our operating results or financial condition.

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

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended September 25, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

November 9, 2009

/s/ Richard Kurtz
Richard Kurtz
Chairman, Chief Executive Officer
and Director

/s/ Robin Risser
Robin Risser
Chief Financial Officer
and Director