Form 10-Q
period 2009-12-25
ADVANCED PHOTONIX INC
filed 2010-02-08
CIK 869986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 25, 2009

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
      YES       NO

As of February 3, 2010, there were 24,463,978 of Class A Common Stock, $.001 par value, and 31,691 shares of Class B Common Stock, $.001 par value outstanding.

Advanced Photonix, Inc.
Form 10-Q
For the Quarter Ended December 25, 2009

Table of Contents

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at December 25, 2009 (unaudited) and March 31, 2009	3

	Condensed Consolidated Statements of Operations for the three-month and nine-month periods ended December 25, 2009 and December 26, 2008 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended December 25, 2009 and December 26, 2008 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	29

Item 1A	Risk Factors	29

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3	Defaults Upon Senior Securities	30

Item 5	Other Information	30

Item 6	Exhibits	31–36

	Exhibit 31.1 Section 302 Certification of Chief Executive Officer
	Exhibit 31.2 Section 302 Certification of Chief Financial Officer
	Exhibit 32.1 Section 906 Certification of Chief Executive Officer
	Exhibit 32.2 Section 906 Certification of Chief Financial Officer

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

ADVANCED PHOTONIX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 25, 2009	March 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,007,000	$2,072,000
Restricted cash	500,000	500,000
Accounts receivable, net	2,505,000	3,284,000
Inventories, net	3,681,000	3,669,000
Prepaid expenses and other current assets	338,000	252,000
Total current assets	9,031,000	9,777,000
Equipment and leasehold improvements, net	3,568,000	4,322,000
Goodwill	4,579,000	4,579,000
Intangibles and patents, net	7,605,000	8,975,000
Other assets	110,000	388,000
Total Assets	$24,893,000	$28,041,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,030,000	$1,356,000
Accrued compensation	940,000	1,037,000
Accrued interest	624,000	513,000
Other accrued expenses	740,000	615,000
Current portion of long-term debt - related parties	450,000	1,401,000
Current portion of long-term debt - bank line of credit	1,394,000	--
Current portion of long-term debt - bank term loan	1,229,000	434,000
Current portion of long-term debt - MEDC	1,014,000	353,000
Total current liabilities	7,421,000	5,709,000
Long-term debt, less current portion - MEDC	1,210,000	1,871,000
Long-term debt, less current portion - bank line of credit	--	1,394,000
Long-term fair value warrant liability	172,000	--
Long-term debt, less current portion - related parties	951,000	--
Long-term debt, less current portion - bank term loan	--	1,121,000
Total liabilities	9,754,000	10,095,000

Commitments and contingencies
Shareholders' equity:
Class A redeemable convertible preferred stock, $.001 par value; 780,000 shares authorized; 40,000 shares outstanding	--	--
Class A Common Stock, $.001 par value, 100,000,000 authorized; December 25, 2009 – 24,463,978 shares issued and outstanding, March 31, 2009 – 24,089,726 shares issued and outstanding	24,000	24,000
Class B Common Stock, $.001 par value; 4,420,113 shares authorized; December 25, 2009 and March 31, 2009 - 31,691 issued and outstanding	--	--
Additional paid-in capital	50,100,000	52,400,000
Accumulated deficit	(34,985,000)	(34,478,000)
Total shareholders' equity	15,139,000	17,946,000
Total Liabilities and Shareholders’ Equity	$24,893,000	$28,041,000

See notes to condensed consolidated financial statements.

ADVANCED PHOTONIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 25,	December 26,	December 25,	December 26,
	2009	2008	2009	2008
Sales, net	$4,588,000	$7,606,000	$15,947,000	$23,565,000
Cost of products sold	3,009,000	4,329,000	9,306,000	12,967,000
Gross profit	1,579,000	3,277,000	6,641,000	10,598,000

Operating expenses:
Research, development and engineering	1,183,000	1,112,000	3,413,000	3,321,000
Sales and marketing	380,000	605,000	1,249,000	1,935,000
General and administrative	998,000	1,236,000	3,152,000	3,751,000
Amortization expense	518,000	516,000	1,552,000	1,561,000
Wafer fabrication relocation expenses	--	58,000	40,000	266,000
Total operating expenses	3,079,000	3,527,000	9,406,000	10,834,000
Income (loss) from operations	(1,500,000)	(250,000)	(2,765,000)	(236,000)

Other income (expense):
Interest income	1,000	(3,000)	4,000	25,000
Interest expense	(66,000)	(84,000)	(202,000)	(248,000)
Interest expense, related parties	(15,000)	(22,000)	(44,000)	(77,000)
Change in fair value of warrant liability	174,000	--	121,000	--
Other income/(expense)	62,000	--	54,000	(2,000)

Net income (loss)	$(1,344,000)	$(359,000)	$(2,832,000)	$(538,000)

Basic and diluted loss per share	$(0.05)	$(0.01)	$(0.12)	$(0.02)
Weighted average common shares outstanding
Basic and diluted	24,483,000	24,109,000	24,323,000	24,057,000

See notes to condensed consolidated financial statements.

ADVANCED PHOTONIX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 25, 2009	December 26, 2008
OPERATING ACTIVITIES:
Net loss	$(2,832,000)	$(538,000)
Adjustment to reconcile net loss to net cash provided by operating activities
Depreciation	847,000	861,000
Amortization	1,552,000	1,561,000
Stock-based compensation expense	303,000	145,000
Change in fair value of warrant liability	(121,000)	--
Changes in operating assets and liabilities:
Accounts receivable	779,000	(1,239,000)
Inventories	(12,000)	(101,000)
Prepaid expenses and other assets	192,000	(236,000)
Accounts payable and accrued expenses	(187,000)	1,391,000
Net cash provided by operating activities	521,000	1,844,000

INVESTING ACTIVITIES:
Capital expenditures	(93,000)	(612,000)
Change in restricted cash	--	1,000,000
Patent expenditures	(182,000)	(129,000)
Net cash provided by (used in) investing activities	(275,000)	259,000

FINANCING ACTIVITIES:
Payments on capital lease financing	--	(1,917,000)
Proceeds from bank term loan	--	1,736,000
Borrowings on line of credit	--	94,000
Payment on bank term loan	(326,000)	(73,000)
Payments on long-term debt – related parties	--	(450,000)
Proceeds from exercise of stock options	15,000	48,000
Net cash used in financing activities	(311,000)	(562,000)
Net increase (decrease) in cash and cash equivalents	(65,000)	1,541,000
Cash and cash equivalents at beginning of period	2,072,000	82,000
Cash and cash equivalents at end of period	$2,007,000	$1,623,000

Supplemental disclosure of cash flow information:	December 25, 2009	December 26, 2008
Cash paid for income taxes	$--	$3,000
Cash paid for interest	$136,000	$211,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Notes to Condensed Consolidated Financial Statements
December 25, 2009

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, Silicon Sensors Inc. (“SSI”) and Picometrix, LLC (“Picometrix”). The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. The Company evaluates subsequent events through the date the accompanying financial statements were issued, which was February 8, 2010. Operating results for the three-month and nine-month periods ended December 25, 2009 are not necessarily indicative of the results that may be expected for the balance of the fiscal year ending March 31, 2010.

These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Note 2. Recent Pronouncements and Accounting Changes

In August 2009, the FASB issued new guidance related to measuring certain liabilities at fair value which provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value utilizing one or more of the following techniques: (1) a valuation technique that uses quoted prices for identical or similar liabilities when traded as assets; or (2) another valuation technique that is consistent with the principles of existing guidance, such as a present value technique or market approach. The new guidance became effective for the Company during the current quarter and did not have a material impact on the Company’s financial statements.

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

Note 3. Share-Based Compensation

The Company has five stock equity plans: The 1990 Incentive Stock Option and Non-Qualified Stock Option Plan, the 1991 Directors’ Stock Option Plan (The Directors’ Plan), the 1997 Employee Stock Option Plan, the 2000 Stock Option Plan and the 2007 Equity Incentive Plan. As of December 25, 2009, under all of our plans, there were 7,200,000 shares authorized for issuance, with 1,865,010 shares remaining available for future grant.

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

During the three month periods ended December 25, 2009 and December 26, 2008, there were no restricted shares granted by the Company. There were no stock options granted during the three month periods ended December 25, 2009 and December 26, 2008. For the nine-month period ended December 25, 2009; there were 78,000 stock options granted and 344,000 restricted shares granted by the Company. For the nine-month period ended December 26, 2008, the Company granted 292,000 stock options and 56,000 restricted shares.

The following table summarizes information regarding options outstanding and options exercisable at December 26, 2008 and December 25, 2009 and the changes during the periods then ended:

	Number of	Weighted	Number of	Weighted
	Options	Average	Shares	Average
	Outstanding	Exercise Price	Exercisable	Exercise Price
	(000’s)	per Share	(000’s)	per Share
Balance of March 31, 2008	2,619	$1.92	2,198	$1.87
Granted	264	$1.50
Exercised	--	--
Expired	(38)	$1.25
Balance of June 27, 2008	2,845	$1.89	2,312	$1.90
Granted	28	$1.76
Exercised	(42)	$0.88
Expired	(21)	$1.75
Balance of September 26, 2008	2,810	$1.91	2,343	$1.93
Granted	--	--
Exercised	(14)	$0.80
Expired	--	--
Balance of December 26, 2008	2,796	$1.91	2,384	$1.93

	Number of	Weighted	Number of	Weighted
	Options	Average	Shares	Average
	Outstanding	Exercise Price	Exercisable	Exercise Price
	(000’s)	per Share	(000’s)	per Share
Balance of March 31, 2009	2,746	$1.92	2,374	$1.93
Granted	78	$0.63
Exercised	--	--
Expired	(20)	$1.80
Balance of June 26, 2009	2,804	$1.92	2,493	$1.92
Granted	--	--
Exercised	--	--
Expired	(10)	$2.12
Balance of September 25, 2009	2,794	$1.88	2,547	$1.94
Granted	--	--
Exercised	(30)	$0.52
Expired	(78)	$1.07
Balance of December 25, 2009	2,686	$1.92	2,474	$1.96

Information regarding stock options outstanding as of December 25, 2009 is as follows:

	Shares	Weighted Average	Weighted Average
Price Range	(in 000’s)	Exercise Price	Remaining Life in Years
Options Outstanding
$0.50 - $1.25	754	$0.75	6.3
$1.50 - $2.50	1,226	$1.90	5.6
$2.68 - $5.34	706	$3.19	4.0
Options Exercisable
$0.50 - $1.25	712	$0.75	3.8
$1.50 - $2.50	1,056	$1.96	5.3
$2.68 - $5.34	706	$3.19	4.0

The intrinsic value of options exercised in quarter ending December 25, 2009 was zero since no options were exercised and approximately $15,100 in quarter ending December 26, 2008. The intrinsic value of options exercised for the nine months ended December 25, 2009 and December 26, 2008 was approximately $7,200 and $47,100, respectively.

During FY 2009 and FY 2010, restricted shares were issued to certain individuals. The restricted share transactions are summarized below:

	Shares (in	Weighted Average Grant
	000’s)	Date Fair Value per share
Unvested, March 31, 2008	--	--
Granted	29	$1.50
Vested	--	--
Expired	--	--
Unvested, June 27, 2008	29	$1.50
Granted	27	$1.87
Vested	--	--
Expired	--	--
Unvested, September 26, 2008	56	$1.68
Granted	--	--
Vested	--	--
Expired	--	--
Unvested, December 26, 2008	56	$1.68

	Shares	Weighted Average Grant
	(in 000’s)	Date Fair Value per share
Unvested, March 31, 2009	29	$1.50
Granted	195	$0.65
Vested	(29)	$1.50
Expired	--	--
Unvested, June 26, 2009	195	$0.65
Granted	149	$0.67
Vested	(160)	$0.65
Expired	--	--
Unvested, September 25, 2009	184	$0.67
Granted	--
Vested	(10)	$0.66
Expired	--
Unvested, December 25, 2009	174	$0.66

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
  The time period that stock-based awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s short-cut approach pursuant to SAB No. 107, “Disclosure About Fair Value of Financial Statements”. The expected term assumption for awards issued during the three month periods ended December 25, 2009 and December 26, 2008 was 6.3 years. As additional evidence develops from the employee’s stock trading history, the expected term assumption will be refined to capture the relevant trends.

  The future volatility of the Company’s stock has been estimated based on the weekly stock price from the acquisition date of Picometrix LLC (May 2, 2005) to the date of the latest stock grant. The expected volatility assumption for awards issued during the three month periods ending December 25, 2009 and December 26, 2008 averaged 70% and 41%, respectively. As additional evidence develops, the future volatility estimate will be refined to capture the relevant trends.

  A dividend yield of zero has been assumed for awards issued during the three month periods ended December 25, 2009 and December 26, 2008, based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.

  The Company has based its risk-free interest rate assumption for awards issued during the three month periods ended December 25, 2009 and December 26, 2008 on the implied yield available on U.S. Treasury issues with an equivalent expected term, which averaged 2.2% and 3.5% during the respective periods.

  The forfeiture rate, for awards issued during the three month periods ended December 25, 2009 and December 26, 2008, were approximately 19.0% and 18.7%, respectively, and was based on the Company’s actual historical forfeiture trend.
The Company recorded $78,000 and $45,000 of stock-based compensation expense (as classified in table below) in our consolidated statements of operations for the three month periods ended December 25, 2009 and December 26, 2008, respectively, and $303,000 and $145,000 for the nine-month periods ended December 25, 2009 and December 26, 2008, respectively.

	Three months ended		Nine months ended
	December 25, 2009	December 26, 2008	December 25, 2009	December 26, 2008
Cost of Products Sold	$3,000	$4,000	$12,000	$9,000
Research and Development expense	9,000	10,000	61,000	35,000
General and Administrative expense	63,000	25,000	217,000	81,000
Sales and Marketing expense	3,000	6,000	13,000	20,000
Total Stock Based Compensation	$78,000	$45,000	$303,000	$145,000

At December 25, 2009, the total stock-based compensation expense related to unvested stock options and restricted shares granted to employees under the Company’s stock option plans but not yet recognized was approximately $154,000. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 1.6 years and will be adjusted for subsequent changes in estimated forfeitures.

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

The Company maintains cash balances at four financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of December 25, 2009, the Company had cash at three financial institutions in excess of federally insured amounts. As excess cash is available, the Company invests in short-term and long-term investments, primarily consisting of Government Securities Money Market instruments, and Repurchase agreements. As of December 25, 2009, cash deposits held at financial institutions in excess of FDIC insured amounts of $250,000 were approximately $1.7 million. As of March 31, 2009, cash deposits held at financial institutions in excess of FDIC insured amounts of $250,000 were approximately $2.0 million.

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At December 25, 2009, one (1) customer comprised 10% or more of accounts receivable. As of March 31, 2009, one customer comprised 10% or more of accounts receivable.

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

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Any unanticipated change in the customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. The allowance for doubtful accounts on December 25, 2009 was $59,000 and on March 31, 2009 was $62,000.

Inventories - Inventories, which include material, labor and manufacturing overhead, are stated at the lower of standard cost (which approximates the first in, first out method) or market. Inventories consist of the following at December 25, 2009 and March 31, 2009:

	December 25, 2009	March 31, 2009
Raw material	$3,572,000	$3,316,000
Work-in-process	737,000	808,000
Finished products	444,000	392,000
Total inventories	4,753,000	4,516,000
Less reserve	(1,072,000)	(847,000)
Inventories, net	$3,681,000	$3,669,000

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

Intangible Assets - Intangible assets that have definite lives consist of the following (dollars in thousands):

	Weighted	December 25, 2009				March 31, 2009
	Average	Amortization	Carrying	Accumulated	Intangibles	Carrying	Accumulated	Intangibles
	Lives in	Method	Value	Amortization	Net	Value	Amortization	Net
	Years
Non-
Compete	3	Cash Flow	$130	$130	$--	$130	$130	$--
agreement
Customer
list	15	Straight Line	475	344	131	475	334	141
Trademarks	15	Cash Flow	2,270	618	1,652	2,270	514	1,756
Customer
relationships	5	Cash Flow	1,380	933	447	1,380	726	654
Technology	10	Cash Flow	10,950	6,436	4,514	10,950	5,231	5,719
Patents pending			550	--	550	502	--	502
Patents		Straight Line	429	118	311	295	92	203
Total Intangibles			$16,184	$8,579	$7,605	$16,002	$7,027	$8,975

Amortization expense for both the nine-month periods ended December 25, 2009 and December 26, 2008 was approximately $1.6 million. Patent amortization expense for the nine-month periods ended December 25, 2009 and December 26, 2008, was approximately $26,000 and $11,000, respectively. The current patents held by the Company have remaining useful lives ranging from 2 years to 20 years.

Assuming no impairment to the intangible value, future amortization expense for intangible assets and patents are as follows:

Intangible Assets (000’s)		Patents (a) (000’s)
2010 (3 months)	$509	2010 (3 months)	$11
2011	1,584	2011	38
2012	1,305	2012	38
2013	1,088	2013	37
2014	901	2014	37
2015 & after	1,357	2015 & after	150
Total	$6,744	Total	$311

a)	Patent pending costs of $550,000 are not included in the chart above. These costs will be amortized beginning the month the patents are granted.

Note 6. Debt

Total outstanding debt of the Company as of December 25, 2009 and March 31, 2009 consisted of the following (dollars in thousands):

	As of
	December 25, 2009	March 31, 2009
Bank term loan	$1,229	$1,555
Bank line of credit	1,394	1,394
MEDC loans	2,224	2,224
Debt to Related Parties	1,401	1,401
Total	$6,248	$6,574

Term Loan and Line of Credit – During FY 2009, the Company established a new credit facility with The PrivateBank and Trust Company. As part of this banking relationship, the Company established a three year Line of Credit of $3.0 million at an interest rate of prime plus 1%, adjusted quarterly. In addition, the Company also established an Equipment Installment Loan of $1.736 million amortized over a term of four years at an interest rate of prime plus 1%. The prime rate at December 25, 2009 was 3.25%. The facility contains customary representations, warranties and financial covenants including minimum debt service coverage ratio, Adjusted EBITDA level, and Net Worth requirements (as defined in the agreement). The principal loan amount of the Line of Credit is due on December 25, 2011, and the principal amount of the Term Loan is due on September 25, 2011, provided that if existing loans to the Company by the Michigan Economic Development Corporation have not converted to equity on or before August 31, 2011, the outstanding principal shall be due on August 31, 2011. The availability under the Line of Credit will be determined by the calculation of a borrowing base that includes a percentage of accounts receivable and inventory.

On May 29, 2009, the Company amended its credit facility effective March 31, 2009. According to the terms of the amended loan agreement, the Adjusted EBITDA level is measured on a year to date basis for the June 26, 2009, September 25, 2009, December 25, 2009 and March 31, 2010 test dates and thereafter on a trailing four quarter basis. In addition, the Debt Service Coverage ratio and the Net Worth covenants were amended. The amended minimum Debt Service Coverage ratio is 1.0 to 1.0 for the first quarter of FY 2010, 1.25 to 1.0 for the second quarter of FY 2010 and 1.5 to 1.0 thereafter. The amended minimum Net Worth covenant is $15.5 million and will increase by 10% of Net Income for each fiscal year that the Company reports net income.

The line of credit Agreement is guaranteed by each of API’s wholly-owned subsidiaries and the loan is secured by a Security Agreement among API, its subsidiaries and The PrivateBank, pursuant to which API and its subsidiaries granted to The PrivateBank a first-priority security interest in certain described assets.

At December 25, 2009, the Company was not in compliance with the Debt Service Coverage ratio, Net Worth requirements or with the Adjusted EBITDA level and the Company believes it is probable such covenants will not be met at March 31, 2010. This constitutes an event of default under the terms of our credit facility agreement which gives The PrivateBank and Trust Company the ability to provide us with notice that they are exercising their rights under the credit facility by demanding payment in full of the outstanding indebtedness under our credit facility. Although we have not received such notice from The PrivateBank and Trust Company, we have classified the outstanding balances under the Line of Credit and Term Loan as current liabilities on the consolidated condensed balance sheet at December 25, 2009.

While the Company believes we have good relations with our Lender, we can provide no assurance that we will be able to amend our current credit facility agreement that we are currently discussing. Our recent operating results have caused our failure to meet the financial covenants of our existing credit facility. We have had a covenant violation in the past and successfully negotiated an amended credit facility and we are in active discussions with our current Lender to amend our current credit facility agreement. If we do not succeed in negotiating an amended agreement or replacement financing, our Lender would be able to commence foreclosure on some or all of our assets that serve as collateral for the debt owed our Lender, or exercise other rights and remedies given them under our current credit facility. Substantially all of our tangible assets serve as collateral for the debt that is owed our Lender.

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

The MEDC-loan 1 is for $1.025 million with an interest rate of 7%. Under the original terms of the promissory note, interest accrued but unpaid through October 2008 would be added to then outstanding principal balance of the note and the restated principal would be amortized over the remaining four years (December 15, 2012). Effective December 23, 2008, the MEDC-loan 1 was amended and restated to change the start date of repayment of principal and interest from October 2008 to October 2009. Commencing in October 2009, the Company was schedule to pay the MEDC the restated principal and accrued interest on any unpaid balance over the remaining three years. The Company is currently in negotiations with the MEDC to amend the MEDC loan 1. The Company and the MEDC have mutually agreed that the payment of restated principal and accrued interest is suspended until the renegotiated MEDC loan 1 has been completed. The Company anticipates that the amendment will be completed in the 4th quarter.

MEDC-loan 2 is for $1.2 million with an interest rate of 7%. Under the original terms of the promissory note, interest accrued, but unpaid in the first two years of this agreement was added to the then outstanding principal of this promissory note. During the third year of this agreement, the Company was to pay interest on the restated principal of the Note until October 2008, at which time the Company was to repay the restated principal over the remaining three years (December 15, 2011). Effective January 26, 2009, the MEDC-loan 2 was amended and restated to change the start date of repayment of principal and interest from October 2008 to November 2009 and to extend the repayment period to October 2012. The Company is currently in negotiations with the MEDC to amend the MEDC loan 2. The Company and the MEDC have mutually agreed that the payment of restated principal and accrued interest is suspended until the renegotiated MEDC loan 2 has been completed. The Company anticipates that the amendment will be completed in the 4th quarter.

Included in accrued interest on the condensed consolidated balance sheet at December 25, 2009 and March 31, 2009 is approximately $603,000 and $488,000, respectively, of accrued interest related to the MEDC loans described above.

Related Party Debt - As a result of the acquisition of Picotronix, Inc. (dba Picometrix) in May 2005, the stockholders of Picometrix received four-year API promissory notes in the aggregate principal amount of $2.9 million ("Debt to Related Parties"). The notes bear an interest rate of prime plus 1.0% and are secured by all of the intellectual property of Picometrix. The interest rate at December 25, 2009 was 4.25%. API has the option of prepaying the debt to related parties without penalty. Note holders include Robin Risser and Steve Williamson, the Company’s CFO and CTO, respectively.

The Company’s only significant related party transactions relate to the payment of principal and interest on the Related Party Debt. On November 30, 2009, the Company and the note holders entered into the fourth amendments to the Notes to extend the due date for the remaining principal balance of the Notes (in the aggregate amount of $1,400,500) to March 1, 2011 payable in two installments as follows:

December 1, 2010	$450,000
March 1, 2011	$950,500

On December 25, 2009, the remaining balance on the notes was $1.4 million. Robin Risser and Steve Williamson, the Company’s CFO and CTO, respectively, are the note holders.

Interest payments made to Related Parties during the nine-month periods ended December 25, 2009 and December 26, 2008 were approximately $45,000 and $81,000, respectively.

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

As a result of adopting the FASB’s guidance on how an entity should evaluate whether an instrument is indexed to its own stock on April 1, 2009 (as discussed in Note 2), the above mentioned warrants, which previously were treated as equity, are no longer afforded equity treatment because of their exercise price reset features. On April 1, 2009, the Company reclassified from additional paid-in-capital, as a cumulative effect adjustment, a $2,326,000 decrease in accumulated deficit and the initial recognition of a $294,000 warrant liability, to reflect the fair value of the warrants on that date. The fair value liability of these warrants decreased to approximately $255,000 as of June 26, 2009, increased to approximately $347,000 as of September 25, 2009 and subsequently decreased to approximately $172,000 as of December 25, 2009. As a result, the Company recorded $39,000, ($92,000) and $174,000 as other income (expense) from the change in the fair value of these warrants for the three months ended June 26, 2009, September 25, 2009 and December 25, 2009, respectively.

The fair value of the warrants was estimated using the Black-Scholes option pricing model using the following assumptions:

	December 25, 2009	April 1, 2009
Expected term (in years)	.3 – 2.7	1.1 – 3.5
Volatility	69.8% - 85.46%	72.09% - 97.99%
Expected dividend	--	--
Risk-free interest rate	0.58% - 1.16%	0.58% - 1.16%

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

The Company spent approximately $2.3 million wafer fabrication consolidation expense to complete the consolidation. The costs incurred consisted of labor and associated expense of $1.1 million, travel and relocation costs of $169,000, accelerated depreciation expense on de-commissioned assets of $150,000 and supplies, consulting and other related costs of $854,000 and $40,000 to re-provision the California clean room into a hybrid assembly area. All costs associated with the consolidation were recorded as expenses when incurred. As a result of the completion of the wafer fabrication consolidation, the Company expects to realize cost reductions through elimination of duplicate expenditures and yield improvements as well as an increase in new product development capability. Related costs incurred for the nine-month periods ended December 25, 2009 and December 26, 2008 were $40,000 and $266,000, respectively.

Note 9. Earnings Per Share

The Company’s net earnings per share calculations are in accordance with FASB ASC 260-10 (prior authoritative literature: SFAS No. 128, “Earnings per Share”). Accordingly, basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares outstanding for each year. The calculation of earnings (loss) per share is as follows:

	Three months ended		Nine months ended
Basic and Diluted	December 25, 2009	December 26, 2008	December 25, 2009	December 26, 2008
Weighted Average Basic Shares Outstanding	24,483,000	24,109,000	24,323,000	24,057,000
Dilutive effect of Stock Options and
Warrants	--	--	--	--
Weighted Average Diluted Shares
Outstanding	24,483,000	24,109,000	24,323,000	24,057,000
Net income (loss)	$(1,344,000)	$(359,000)	$(2,832,000)	$(538,000)
Basic earnings (loss) per share	$(0.05)	$(0.01)	$(0.12)	$(0.02)
Diluted earnings (loss) per share	$(0.05)	$(0.01)	$(0.12)	$(0.02)

The dilutive effect of stock options for the periods presented was not included in the calculation of diluted loss per share because to do so would have had an anti-dilutive effect as the Company had a net loss for these periods. As of December 25, 2009, the number of anti-dilutive shares excluded from diluted earnings per share totaled approximately 4.2 million shares, which includes 2.1 million anti-dilutive warrants.

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

Note 11. Subsequent Events

In January 2010, The Company’s wholly owned subsidiary, Picometrix LLC, entered into a "Fourth Addendum & Extension Agreement" for its lease of the Ann Arbor, MI facility. The 50,000 sq. ft. facility houses the Company's research, development and manufacturing for its terahertz and high-speed optical receiver product platforms, API's corporate headquarters, and the semiconductor micro-fabrication facility for all three of Advanced Photonix's product platforms. The state-of-the-art facility was completed in 2001 and was designed to meet the unique requirements of the Company's ultrafast optoelectronic product platforms; including InP and GaAs material growth, semiconductor micro-fabrication, and precision hybrid assembly and high-speed test. In addition, the facility includes an industry leading HSOR laboratory and three secure user laboratories for collaborative terahertz application development.

In 2001, the Company entered into a 10-year lease with two 5-year options to renew at a lease rate tied to the CPI, with a minimum increase for each 5-year option. The original lease included the first right of refusal to purchase the facility and was scheduled to expire in May 31, 2011. In January 2010, the Company amended the lease terms and extended the lease to May 31, 2021. The new lease represents a 19% reduction in lease payments over the new lease term, or approximately $1.6 million in savings. The Company retained the right of first refusal to purchase the property during the new lease term. In addition, the Company negotiated an option to purchase the facility on May 31, 2016 for no less than $7.1 million. Rent will decrease from $58,689 per month to $50,754 per month commencing January, 2010 through May, 2011, then will decrease to $48,238 per month from June, 2011 through May, 2016 and will increase to $52,432 in June, 2016 through the remainder of the lease term.

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

Impairment of Long-Lived Assets
As of December 25, 2009 and March 31, 2009, our consolidated balance sheet included $4.6 million in goodwill. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our business acquisitions.

In accordance with FASB guidance, goodwill shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of the asset with its carrying amount, as defined. This guidance requires a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.

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

We determined in the nine-month period ended December 25, 2009 that there were no events or changes in circumstances since the end of fiscal year 2009 requiring an impairment test. Our stock price has fluctuated from a high of $0.90 to a low of $0.57 during the third quarter of FY 2010. The current macroeconomic environment continues to be challenging and we cannot be certain of the duration of these conditions and their potential impact on our stock price performance. If our stock price declines in the future and such a decline persist, an impairment of goodwill may be recorded.

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

We determined in the nine-month period ended December 25, 2009 that there were no events or changes in circumstances since the end of fiscal year 2009 that would indicate that a potential impairment has occurred. We may subsequently experience unforeseen issues that may adversely affect our business and may trigger an evaluation of the recoverability of the carrying value of our long-lived assets. Future determinations of significant write-offs of our long-lived assets could have a negative impact on our results of operations and financial condition.

Deferred Tax Asset Valuation Allowance
The Company records deferred income taxes for the future tax consequences of events that were recognized in the Company’s financial statements or tax returns. The Company records a valuation allowance against deferred tax assets when, in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future. Consistent with the March 31, 2009 10-K, the Company has a full valuation allowance on its net Deferred Tax Assets as of December 25, 2009.

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

RESULTS OF OPERATIONS

In anticipation of the economic slowdown, the Company instituted company-wide cost reduction measures to mitigate the impact of the revenue shortfall. These included headcount reductions, benefit reductions and wage freezes. In addition, the Company deferred all non-essential capital expenditures. These measures, combined with prior cost savings through facility consolidations over the past few years, have significantly lowered the Company’s breakeven cash flow during this fiscal year. During the first nine months of the year, these cost reduction measures have saved approximately $2.6 million in cost of goods sold overhead and operating expenses without sacrificing the investments necessary in new product developments that will drive growth as the economy emerges from the recession. Despite a 32% drop in year-to-date revenue, the Company’s gross margin percentage of revenue only fell from 45% to 42% during the first nine months of the year. This reduction in gross margin percentage was primarily driven by lower capacity utilization, offset by overhead cost reductions and more favorable product mix.

Revenues
The Company predominantly operates in one industry segment, consisting of light and radiation detection devices. The Company sells its products to multiple markets including telecommunications, industrial sensing/non destructive testing (NDT), military-aerospace, medical, and homeland security.

Revenues by market consisted of the following (dollars in thousands):

	Three months ended				Nine months ended
Revenues	December 25, 2009		December 26, 2008		December 25, 2009		December 26, 2008
Telecommunications	$1,222	26%	$1,521	20%	$4,411	28%	$5,211	22%
Industrial Sensing/NDT	1,838	40%	2,915	38%	5,829	36%	9,237	39%
Military/Aerospace	1,462	32%	2,537	33%	5,212	33%	6,780	29%
Medical	80	2%	453	6%	340	2%	1,445	6%
Homeland Security	(14)	--	180	3%	155	1%	892	4%
Total Revenues	$4,588	100%	$7,606	100%	$15,947	100%	$23,565	100%

The Company's revenues for the quarter ended December 25, 2009 were $4.6 million, a decrease of 40% (or $3.0 million) from revenues of $7.6 million for the quarter ended December 26, 2008. Year to date revenues were approximately $15.9 million, 32% lower (or approximately $7.6 million) from the prior year. The Company experienced reductions in all five markets for the quarter and for the first nine months ending December 25, 2009.

Telecommunications market revenues of $1.2 million for Q3 2010 were 20% lower compared to the prior year quarter. For the nine-month period ending December 25, 2009, revenues were $4.4 million, down 15% (or $800,000) from the prior year. The Company’s telecommunications revenues for the first nine months of the year continued to reflect the economic slowdown and the reduction in capital expenditures as our customers and service providers responded to the recession. Verizon and AT&T CAPEX were down approximately 10% for the year, with wireline CAPEX down 16%. AT&T, the largest 40G deploying service provider, reduced wireline CAPEX by approximately 21% for calendar year 2009, which included shifting capital expenditures away from 40G deployments in our 3rd quarter to wireless, primarily for enhanced wireless coverage and 10G wireless backhaul. Current North American customer plans for capital spending are projected to be up approximately 4% in calendar year 2010 over calendar year 2009, which should result in stronger telecommunication revenue in future quarters. North American wireline CAPEX is expected to be stronger in the second half of calendar year 2010. The company expects telecommunication revenue to grow in the 4th quarter, however to be slightly down for the fiscal year.

Medical market revenues for Q3 2010 were $80,000, a decrease of 82% (or $373,000) from Q3 2009. Revenues for the nine-months ending December 25, 2009 were $340,000, down 76% (or $1.1 million) from the prior year. This decrease was primarily a result of the Company’s decision to eliminate business at a customer that did not meet its profitability criteria. The Company expects Medical market revenues to be lower for the year as compared to the prior year.

Military/Aerospace market revenues in Q3 2010 were $1.5 million, a decrease of 42% (or $1.0 million) from the comparable prior period revenues of $2.5 million. Military/Aerospace market revenues for the nine-month period were approximately $5.2 million, 23% (or approximately $1.6 million) lower than the comparable prior year period. The decreases were attributable primarily to the timing of purchase order releases and a slight reduction in customer requirements. The Company expects military revenues for the year to be down for the year compared to the prior year, based on the timing of releases for large purchase orders for existing military design wins.

Industrial Sensing/NDT market revenues decreased to $1.8 million in Q3 2010 and to $5.8 million for the nine-month period, decreases of 37% (or $1.1 million) and 37% (or $3.4 million) from the comparable prior year periods. The Company’s Industrial Sensing/NDT revenue in the third quarter continued to experience a slow down as our customers responded to reduced demand as the result of the recession and our customers delayed capital expenditures which delayed purchases of our terahertz products. The Company expects Industrial Sensing/NDT revenues to remain flat in the last quarter of the year, however, we expect a substantial decline in the Industrial Sensing/NDT market for fiscal year 2010 compared to the prior year.

Homeland Security revenues in Q3 2010 were zero and $155,000 for the nine-month period. The sales in the current fiscal year are attributable to a THz development contract for the nuclear gauge replacement from the Department of Homeland Security. The Company expects Homeland Security revenues for the remainder of the year to be down significantly as compared to the prior year as a result of the completion of the terahertz development contract which ended in September 2009.

Gross Profit
Gross profit for Q3 2010 was $1.6 million compared to Q3 2009 of $3.3 million, or a decrease of $1.7 million on a drop in revenue volume of 40% (or $3.0 million). Gross profit margins decreased 20% to 34% for Q3 2010 compared to 43% of sales for the comparable prior year. The lower gross profit margin was due primarily to lower volume, offset partially by cost savings now being realized through our FY 2010 company-wide cost reduction initiative and prior years’ facilities consolidation activities.

Year to date gross profit was $6.6 million (or 42% of revenue), compared to the first nine months of FY 2009 of $10.6 million (or 45% of revenue). The lower gross profit margin was due primarily to lower volume, offset partially by cost savings now being realized through our FY 2010 company-wide cost reduction initiative and prior years’ facilities consolidation activities. Despite a 32% drop in revenue ($7.6 million), the Company’s gross margin percentage dropped to only 42% during the first nine months of the year, compared to 45% for the comparable prior nine month period.

Operating Expenses
Total operating expenses were $3.1 million during Q3 2010 as compared to $3.5 million in Q3 2009, a decrease of approximately $448,000. This decrease was primarily driven by G&A cost savings initiatives, lower sales and marketing expenses related to the decrease in revenue, combined with the completion of the Wafer Fabrication consolidation in Q1 2010. These decreases were partially offset by an increase in R&D expenses.

Total operating expenses for the nine-month period ended December 25, 2009 were $9.4 million as compared to $10.8 million for the same prior year period, a decrease of $1.4 million. This decrease was primarily driven by G&A cost savings initiatives, lower sales and marketing expenses related to the decrease in revenue, combined with the completion of the Wafer Fabrication consolidation in Q1 2010. These decreases were partially offset by a slight increase in R&D expenses.

Research, development and engineering (RD&E) expenses of $1.2 million increased by $71,000 in Q3 2010 compared to Q3 2009, primarily due to higher spending on product development in our high speed optical receiver (HSOR) product platform.

Research, development and engineering (RD&E) expenses increased by $92,000 for the nine-month period ended December 25, 2009, compared to the nine-month period ended December 26, 2008, primarily due to product and application development in our THz product platform. The Company plans to continue to invest in the next generation 40G/100G HSOR products and THz applications in FY 2010 in order to gain HSOR market share and move THz from the laboratory to the factory floor.

Sales and marketing expenses decreased $225,000 (or 37%) to $380,000 in Q3 2010, as compared to $605,000 for Q3 2009. Sales and marketing expenses decreased $686,000 (or 35%) to $1.2 million for the nine-month period ended December 25, 2009, compared to $1.9 million for nine-month period ended December 26, 2008. These decreases were primarily attributable to lower compensation expenses driven by the Company’s cost saving measures implemented in response to the recession and lower sales volume.

The Company has and will continue to focus its sales and marketing activity for the growing Telecom and Industrial/NDT markets. However, sales and marketing expense savings are expected to continue for the balance of FY 2010.

Total general and administrative expenses (G&A) decreased $238,000 (19%), to approximately $998,000 (22% of sales) in Q3 2010 as compared to $1.2 million (16% of sales) in Q3 2009. Total general and administrative expenses (G&A) decreased by $599,000 (16%), to approximately $3.2 million (20% of sales) for the nine-month period ended December 25, 2009, compared to $3.8 million (16% of sales) for nine-month period ended December 26, 2008. The 19% and 16% decrease, respectively, were primarily attributable to the Company’s cost savings initiatives resulting from labor and other spending reductions.

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

Amortization expense of $518,000 in Q3 2010 and $1.6 million for the nine-month period ended December 25, 2009 were flat compared to Q3 2009 and to the nine-month period ended December 26, 2008. The Company’s utilizes the cash flow amortization method on the majority of its intangible assets.

The non-cash expensing of stock option and restricted stock grants included in operating expenses was $78,000 for the three month period ended December 25, 2009 compared to $45,000 for the three months ended December 26, 2008, an increase of $33,000.

The non-cash expensing of stock option and restricted stock grants included in operating expenses was $303,000 for the nine-month period ended December 25, 2009 compared to $145,000 for the nine-months ended December 26, 2008, an increase of $158,000.

Other operating expenses incurred related to the previously announced wafer fabrication consolidation to the Company’s Ann Arbor facility, which amounted to $40,000 for the nine-month period ended December 25, 2009, compared to $266,000 for the nine-month period ended December 26, 2008. Wafer fabrication consolidation was completed in the first quarter of 2010.

Other Income (Expense), net
Interest income for Q3 2010 was $1,000 and $4,000 for the nine-month period ended December 25, 2009, a decrease of $21,000 from the nine-month period ended December 26, 2008. This decrease was due primarily to lower interest rates.

Interest expense in Q3 2010 was $81,000 compared to $106,000 in Q3 2009, a decrease of $25,000 (or 24%). Interest expense for the nine-month period ended December 25, 2009 was $246,000, compared to $325,000 for the nine-month period ended December 26, 2008, a decrease of $79,000 (or 24%). The Company incurred lower interest expense to banks and related parties primarily due to the combination of lower debt obligations and lower interest rates.

As discussed in Note 7 to the Condensed Consolidated Financial Statements, the adoption of the FASB’s guidance on determining whether instruments granted in share-based payment transactions are participating securities on April 1, 2009 requires our outstanding warrants to be recorded as a liability at fair value with subsequent changes in fair value recorded in earnings. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent that the fair value of the warrant liability increases or decreases, the Company records an expense or income in our statements of operations. The income of $174,000 on the change in fair value of the warrant liability in the third quarter of FY 2010 is primarily due to the change in the stock price, expected volatility, interest rates and contractual life of the warrants which are the primary assumptions applied to the Black-Scholes model used to calculate the fair value of the warrants.

For the nine-month period ended December 25, 2009, the Company recognized income of $121,000 on the change in fair value of the warrant liability,

The Company incurred a net loss for Q3 2010 of approximately $1.3 million ($0.05 per share), as compared to a net loss of $359,000 ($0.01 per share) in Q3 2009, for an increase in losses of approximately $985,000.

Net loss for the nine-month period ended December 25, 2009 was $2.8 million ($0.12 per share), as compared to a net loss of $538,000 ($0.02 per share) for the comparable prior year periods, an increase in loss of approximately $2.3 million. The increase in losses for the quarter and on a year-to-date basis is primarily attributable to lower revenue resulting in lower gross margins offset by reduced operating expenses.

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

Liquidity and Capital Resources

At December 25, 2009, the Company had cash and cash equivalents of $2.0 million, a decrease of $65,000 from the March 31, 2009 balance of $2.1 million. The lower balance is attributable to an increase of cash from operating activities of $521,000, a decrease from investing activities of $275,000, and a decrease of $311,000 from financing activities.

Operating Activities
The increase of $521,000 in cash resulting from operating activities was primarily attributable to net cash used in operations of $251,000, offset by a net cash increase from operating assets and liabilities of $770,000. This net cash increase from operating assets and liabilities was primarily the result of a decrease in net accounts receivable of $779,000, and a decrease in prepaid expenses and/other assets of $192,000, offset by an increase in inventory of $12,000 and a decrease in accounts payable and accrued expenses of $187,000. Cash used in operations of $251,000 included a loss from operations of $2.8 million, non-cash income of $121,000 to record a change in fair value of warrants, offset by $2.7 million in depreciation, amortization, and stock-based compensation expenses.

Investing Activities
The Company used $275,000 in investing activities for capital expenditures of $93,000 (which includes $40,000 to complete the conversion of the California clean room to hybrid assembly manufacturing space) and patent expenditures of $182,000.

Financing Activities
For the nine-months ended December 25, 2009, the Company used $311,000 in financing activities, comprised of a $326,000 reduction in the bank term loan, offset by proceeds from stock options exercised of $15,000.

During 2009, the Company established a new credit facility with The PrivateBank and Trust Company. As part of this banking relationship, the Company established a three year Line of Credit of $3.0 million at an interest rate of prime plus 1%, adjusted quarterly. In addition, the Company also established an Equipment Installment Loan of $1.736 million amortized over a term of four years at an interest rate of prime plus 1%. The prime rate at December 25, 2009 was 3.25%. The facility contains customary representations, warranties and financial covenants including minimum debt service coverage ratio, Adjusted EBITDA level, and Net Worth requirements (as defined in the agreement). The principal loan amount of the Line of Credit is due on December 25, 2011, and the principal amount of the Term Loan is due on September 25, 2011, provided that if existing loans to the Company by the Michigan Economic Development Corporation have not converted to equity on or before August 31, 2011, the outstanding principal shall be due on August 31, 2011. The availability under the Line of Credit will be determined by the calculation of a borrowing base that includes a percentage of accounts receivable and inventory.

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

At December 25, 2009, the Company was not in compliance with the financial covenants and the Company believes it is probable such covenants will not be met at March 31, 2010. This constitutes an event of default under the terms of our credit facility agreement which gives The PrivateBank and Trust Company the ability to provide us with notice that they are exercising their rights under the credit facility by demanding payment in full of the outstanding indebtedness under our credit facility. Although we have not received such notice from The PrivateBank and Trust Company, we have classified the outstanding balances under the Line of Credit and Term Loan as current liabilities on the consolidated condensed balance sheet at December 25, 2009.

While we believe we have good relations with our Lender, we can provide no assurance that we will be able to amend our current credit facility agreement that we are currently discussing. Our recent operating results have caused our failure to meet the financial covenants of our existing credit facility. We have had a covenant violation in the past and successfully negotiated an amended credit facility and we are in active discussions with our current Lender to amend our current credit facility agreement. If we do not succeed in negotiating an amended agreement or replacement financing, our Lender would be able to commence foreclosure on some or all of our assets that serve as collateral for the debt owed our Lender, or exercise other rights and remedies given them under our current credit facility. Substantially all of our tangible assets serve as collateral for the debt that is owed our Lender.

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

In January, 2010, The Company’s wholly owned subsidiary, Picometrix LLC, entered into a "Fourth Addendum & Extension Agreement" for its lease of the Ann Arbor, MI facility. The Company amended the lease terms and extended the lease to May 31, 2021. The new lease represents a 19% reduction in lease payments over the new lease term, or approximately $1.6 million in savings. The Company retained the right of first refusal to purchase the property during the new lease term. In addition, the Company negotiated an option to purchase the facility on May 31, 2016 for no less than $7.1 million. (See Note 11 – Subsequent Events).

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

The Company believes that existing cash and cash equivalents and cash flow from future operations, in conjunction with the current credit facility, if successfully amended, or a similar new credit facility arrangement is entered into, will be sufficient to fund our anticipated cash needs at least for the next twelve months. However, we may require additional financing to fund our operations in the future and there can be no assurance that additional funds will be available, especially if we experience operating results below expectations, or, if financing is available, there can be no assurance as to the terms on which funds might be available. If adequate financing is not available as required, or is not available on favorable terms, our business, financial position and results of operations will be adversely affected.

Recent Pronouncements and Accounting Changes
See “Note 2. Recent Pronouncements and Accounting Changes” regarding the effect of certain recent accounting pronouncements on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At December 25, 2009, most of the Company’s interest rate exposure is linked to the prime rate, subject to certain limitations, offset by cash investment indexed to the prime rate. As such, the Company is at risk to the extent of changes in the prime rate and does not believe that moderate changes in the prime rate will materially affect our operating results or financial condition.

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

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 25, 2009 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

The information regarding litigation proceedings described in our Annual Report on Form 10K for the year ended March 31, 2009 is incorporated herein by reference.

Item 1A. Risk Factors

In addition to the other information set forth in this 10-Q, you should carefully consider the factors discussed in Part I, Item 1A. Risk Factors, in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to management may materially adversely affect our business, financial condition and/or operating results.

To the knowledge of management, there have been no material changes with respect to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 except as follows:

We may be unable to obtain financing to fund ongoing operations and future growth.

While the Company believes our ongoing cost controls will allow us to generate cash and achieve profitability in the future, there is no assurance as to when or if we will be able to achieve our projections. Our future cash flows from operations, combined with our accessibility to cash and credit, may not be sufficient to allow us to finance ongoing operations or to make required investments for future growth. We may need to seek additional credit or access capital markets for additional funds. The recent disruption in credit markets and our recent operating losses make it uncertain whether we will be able to access the credit markets when necessary or desirable. If we are not able to access credit markets and obtain financing on commercially reasonable terms when needed, our business could be materially harmed and our results of operations could be adversely affected.

We are not in compliance with certain covenants under our Credit Facility.

At December 25, 2009, the Company was not in compliance with the financial covenants and the Company believes it is probable such covenants will not be met at March 31, 2010. This constitutes an event of default under the terms of our credit facility agreement which gives The PrivateBank and Trust Company (our Lender) the ability to provide us with notice that they are exercising their rights under the credit facility by demanding payment in full of the outstanding indebtedness under our credit facility. Although we have not received such notice from our Lender, we have classified the outstanding balances under the Line of Credit and Term Loan as current liabilities on the consolidated condensed balance sheet at December 25, 2009.

While we believe we have good relations with our Lender, we can provide no assurance that we will be able to amend our current credit facility agreement that we are currently discussing. Our recent operating results have caused our failure to meet the financial covenants of our existing credit facility. We have had a covenant violation in the past and successfully negotiated an amended credit facility and we are in active discussions with our current Lender to amend our current credit facility agreement. If we do not succeed in negotiating an amended agreement or replacement financing, our Lender would be able to commence foreclosure on some or all of our assets that serve as collateral for the debt owed our Lender, or exercise other rights and remedies given them under our current credit facility. Substantially all of our tangible assets serve as collateral for the debt that is owed our Lender.

Any impairment of goodwill and other intangible assets, could negatively impact our results of operations.

The Company’s goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill value resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets. We may subsequently experience unforeseen issues with such business which adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition. We are currently in the process of completing our annual impairment analysis for goodwill and other intangible assets, in accordance with the applicable accounting guidance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults upon Senior Securities

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

The following documents are filed as Exhibits to this report:

Exhibit No.
10.1	Employment Agreement between the Registrant and Richard D. Kurtz Exhibit 10.1 of the Form 8-K filed on December 3, 2009

10.2	Employment Agreement between the Registrant and Robin Risser Exhibit 10.2 of the Form 8-K filed on December 3, 2009

10.3	Employment Agreement between the Registrant and Steve Williamson Exhibit 10.3 of the Form 8-K filed on December 3, 2009

31.1	Certificate of the Registrant’s Chairman, Chief Executive Officer, and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Registrant’s Chief Financial Officer, and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Photonix, Inc.
     (Registrant)

February 8, 2010

/s/ Richard Kurtz
Richard Kurtz
Chairman, Chief Executive Officer
and Director

/s/ Robin Risser
Robin Risser
Chief Financial Officer
and Director