Form 10-Q
period 2010-07-02
ADVANCED PHOTONIX INC
filed 2010-08-16
CIK 869986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-11056

ADVANCED PHOTONIX, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0325826
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

2925 Boardwalk, Ann Arbor, Michigan 48104
(Address of principal executive offices) (Zip Code)

Registrants’ telephone number, including area code
(734) 864-5600

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
          YES ☐          NO ☑

As of August 11, 2010, there were 25,537,032 of Class A Common Stock, $.001 par value.

Advanced Photonix, Inc.
Form 10-Q
For the Quarter Ended July 2, 2010

Table of Contents

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at July 2, 2010 and March 31, 2010	3

	Condensed Consolidated Statements of Operations for the three-month periods ended July 2, 2010 and June 26, 2009 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the three-month periods ended July 2, 2010 and June 26, 2009 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	26

Item 1A	Risk Factors	26

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3	Defaults Upon Senior Securities	26

Item 5	Other Information	26

Item 6	Exhibits	27–33

	Exhibit 3.1.3 Amended Certificate of Incorporation of Advanced Photonix, Inc., dated August 22, 2008
	Exhibit 31.1 Section 302 Certification of Chief Executive Officer
	Exhibit 31.2 Section 302 Certification of Chief Financial Officer
	Exhibit 32.1 Section 906 Certification of Chief Executive Officer
	Exhibit 32.2 Section 906 Certification of Chief Financial Officer

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Advanced Photonix, Inc.
Condensed Consolidated Balance Sheets

	July 2, 2010	March 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,431,000	$1,762,000
Accounts receivable, net	3,407,000	2,679,000
Inventories	3,805,000	3,656,000
Prepaid expenses and other current assets	201,000	200,000
Total current assets	8,844,000	8,297,000
Equipment and leasehold improvements, net	3,222,000	3,284,000
Goodwill	4,579,000	4,579,000
Intangibles and patents, net	6,801,000	7,096,000
Restricted cash	500,000	500,000
Other assets	276,000	99,000
Total Assets	$24,222,000	$23,855,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,787,000	$1,006,000
Accrued compensation	539,000	530,000
Accrued interest	66,000	640,000
Other accrued expenses	1,170,000	1,182,000
Current portion of long-term debt - related parties	1,401,000	1,401,000
Current portion of long-term debt - bank term loan	434,000	434,000
Current portion of long-term debt - MEDC	422,000	254,000
Total current liabilities	5,819,000	5,447,000
Long-term debt, less current portion - MEDC	1,802,000	1,970,000
Long-term debt, less current portion - bank line of credit	1,394,000	1,394,000
Long-term debt, less current portion - bank term loan	542,000	687,000
Total liabilities	9,557,000	9,498,000

Commitments and contingencies
Shareholders' equity:
Class A redeemable convertible preferred stock, $.001 par value; 780,000 shares
authorized; 40,000 shares outstanding	--	--
Class A Common Stock, $.001 par value, 100,000,000 authorized; July 2, 2010 –
25,537,032 shares issued and outstanding, March 31, 2010 – 24,495,669 shares issued
and outstanding	26,000	24,000
Additional paid-in capital	50,743,000	50,164,000
Accumulated deficit	(36,104,000)	(35,831,000)
Total shareholders' equity	14,665,000	14,357,000
Total Liabilities and Shareholders’ Equity	$24,222,000	$23,855,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	July 2, 2010	June 26, 2009
Sales, net	$6,253,000	$5,934,000
Cost of products sold	3,335,000	2,937,000
Gross profit	2,918,000	2,997,000

Operating expenses:
Research, development and engineering	1,288,000	1,063,000
Sales and marketing	473,000	451,000
General and administrative	1,012,000	1,173,000
Amortization expense	406,000	515,000
Wafer fabrication relocation expenses	--	40,000
Total operating expenses	3,179,000	3,242,000
Loss from operations	(261,000)	(245,000)

Other income (expense):
Interest income	1,000	1,000
Interest expense	(50,000)	(67,000)
Interest expense, related parties	(15,000)	(14,000)
Change in fair value of warrant liability	54,000	39,000
Other expense	(2,000)	(10,000)

Net loss	$(273,000)	$(296,000)

Basic and diluted loss per share	$(0.01)	$(0.01)
Weighted average common shares outstanding
Basic and diluted	24,675,000	24,135,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	July 2, 2010	June 26, 2009
Cash flows from operating activities:
Net loss	$(273,000)	$(296,000)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities
Depreciation	244,000	294,000
Amortization	406,000	515,000
Stock based compensation expense	18,000	95,000
Change in fair value of warrant liability	(54,000)	(39,000)
Changes in operating assets and liabilities:
Accounts receivable - net	(728,000)	(597,000)
Inventories	(149,000)	(165,000)
Prepaid expenses and other assets	(178,000)	(218,000)
Accounts payable and accrued expenses	820,000	263,000
Net cash provided by (used in) operating activities	106,000	(48,000)

Cash flows from investing activities:
Capital expenditures	(182,000)	(81,000)
Patent expenditures	(111,000)	(75,000)
Net cash used in investing activities	(293,000)	(156,000)

Cash flows from financing activities:
Payments on bank term loan	(145,000)	(108,000)
Proceeds from exercise of restricted stock	1,000	--
Net cash used in financing activities	(144,000)	(108,000)
Net decrease in cash and cash equivalents	(331,000)	(312,000)
Cash and cash equivalents at beginning of period	1,762,000	2,072,000
Cash and cash equivalents at end of period	$1,431,000	$1,760,000

Supplemental disclosure of cash flow information:	July 2, 2010	June 26, 2009
Cash paid for income taxes	--	$--
Cash paid for interest	$76,000	$46,000

Non-cash financing activities:	July 2, 2010	June 26, 2009
Conversion of accrued MEDC loan interest to common stock	$562,000	$--

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Notes to Condensed Consolidated Financial Statements
July 2, 2010

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, Silicon Sensors Inc. (“SSI”) and Picometrix, LLC (“Picometrix”). The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Operating results for the three-month period ended July 2, 2010 are not necessarily indicative of the results that may be expected for the balance of the fiscal year ending March 31, 2011.

These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010, filed with the U.S. Securities and Exchange Commission (“SEC”) on June 29, 2010.

Note 2. Recent Pronouncements and Accounting Changes

In April 2010, the FASB issued new guidance concerning revenue recognition related to research and development projects. It clarifies that revenue can be recognized when a milestone is achieved if the milestone meets all criteria to be considered substantive. This guidance is effective for fiscal years beginning on or after June 15, 2010. The guidance will be reviewed to determine if this change will have a material impact on the Company’s future financial statements.

Note 3. Share-Based Compensation

The Company has five stock equity plans: The 1990 Incentive Stock Option and Non-Qualified Stock Option Plan, the 1991 Directors’ Stock Option Plan (The Directors’ Plan), the 1997 Employee Stock Option Plan, the 2000 Stock Option Plan and the 2007 Equity Incentive Plan. As of July 2, 2010, under all of our plans, there were 7,200,000 shares authorized for issuance, with 1,665,610 shares remaining available for future grant.

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

The following table summarizes information regarding options outstanding and options exercisable at June 26, 2009 and July 2, 2010 and the changes during the periods then ended:

	Number of	Weighted	Number of	Weighted
	Options	Average	Shares	Average
	Outstanding	Exercise Price	Exercisable	Exercise Price
	(000’s)	per Share	(000’s)	per Share
Balance of March 31, 2009	2,746	$1.92	2,374	$1.93
Granted	78	$0.63
Exercised	--	--
Expired	(20)	$1.80
Balance of June 26, 2009	2,804	$1.92	2,493	$1.92

	Number of	Weighted	Number of	Weighted
	Options	Average	Shares	Average
	Outstanding	Exercise Price	Exercisable	Exercise Price
	(000’s)	per Share	(000’s)	per Share
Balance of March 31, 2010	2,604	$1.86	2,402	$1.89
Granted	156	$0.44
Exercised	--	--
Expired	(27)	$1.61
Balance of July 2, 2010	2,733	$1.78	2,438	$1.89

Information regarding stock options outstanding as of July 2, 2010 is as follows:

		Options Outstanding
		Weighted Average	Weighted Average
Price Range	Shares (in 000s)	Exercise Price	Remaining Life
$0.44 - $1.25	901	$0.69	8.92
$1.50 - $2.50	1,169	$1.91	5.68
$2.68 - $5.34	663	$3.03	4.49

		Options Exercisable
		Weighted Average	Weighted Average
Price Range	Shares (in 000s)	Exercise Price	Remaining Life
$0.44 - $1.25	703	$0.75	3.60
$1.50 - $2.50	1,080	$1.93	5.45
$2.68 - $5.34	655	$3.03	4.49

The intrinsic value of options exercised in quarters ending July 2, 2010 and June 26, 2009 was zero in each quarter since no stock options were exercised.

During FY 2009 and FY 2010, restricted shares were issued to certain individuals. The restricted share transactions are summarized below:

		Weighted Average
	Shares (000’s)	Grant Date Fair Value
Unvested, March 31, 2009	29	$1.50
Granted	195	$0.65
Vested	(29)	$1.50
Expired	--	--
Unvested, June 26, 2009	195	$0.65

		Weighted Average
	Shares (000’s)	Grant Date Fair Value
Unvested, March 31, 2010	25	$0.63
Granted	70	$0.44
Vested	(25)	$0.63
Expired	--	--
Unvested, July 2, 2010	70	$0.44

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
  The time period that stock-based awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s short-cut approach pursuant to SAB No. 107, “Disclosure About Fair Value of Financial Statements”. The expected term assumption for awards issued during the three month periods ended July 2, 2010 and June 26, 2009 was 6.3 years. As additional evidence develops from the employee’s stock trading history, the expected term assumption will be refined to capture the relevant trends.
  The future volatility of the Company’s stock has been estimated based on the weekly stock price from the acquisition date of Picometrix LLC (May 2, 2005) to the date of the latest stock grant. The expected volatility assumption for awards issued during the three month periods ending July 2, 2010 and June 26, 2009 averaged 68% and 42%, respectively. As additional evidence develops, the future volatility estimate will be refined to capture the relevant trends.
  A dividend yield of zero has been assumed for awards issued during the three month periods ended July 2, 2010 and June 26, 2009, based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.
  The Company has based its risk-free interest rate assumption for awards issued during the three month periods ended July 2, 2010 and June 26, 2009 on the implied yield available on U.S. Treasury issues with an equivalent expected term, which averaged 2.2% and 2.2% during the respective periods.
  The forfeiture rate, for awards issued during the three month periods ended July 2, 2010 and June 26, 2009, were approximately 20.0% and 20.4%, respectively, and was based on the Company’s actual historical forfeiture trend.

The Company recorded $18,000 and $95,000 of stock-based compensation expense (as classified in table below) in our consolidated statements of operations for the three month periods ended July 2, 2010 and June 26, 2009, respectively

	Three months ended
	July 2, 2010	June 26, 2009
Cost of Products Sold	$3,000	$3,000
Research and Development expense	4,000	23,000
General and Administrative expense	8,000	64,000
Sales and Marketing expense	3,000	5,000
Total Stock Based Compensation	$18,000	$95,000

At July 2, 2010, the total stock-based compensation expense related to unvested stock options and restricted shares granted to employees under the Company’s stock option plans but not yet recognized was approximately $135,000. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 1.9 years and will be adjusted for subsequent changes in estimated forfeitures.

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

The Company maintains cash balances at four financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of July 2, 2010, the Company had cash at one financial institution in excess of federally insured amounts. As excess cash is available, the Company invests in short-term and long-term investments, primarily consisting of Government Securities Money Market instruments, and Repurchase agreements. As of July 2, 2010, cash deposits held at financial institutions in excess of FDIC insured amounts of $250,000 were approximately $1.4 million. As of March 31, 2010, cash deposits held at financial institutions in excess of FDIC insured amounts of $250,000 were approximately $1.8 million.

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At July 2, 2010, no customer comprised 10% or more of accounts receivable. As of March 31, 2010, one customer comprised 10% or more of accounts receivable.

Note 5. Detail of Certain Asset Accounts

Cash and Cash Equivalents - The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Compensating Cash Balance - The Company’s credit facility with The PrivateBank and Trust Company has a minimum compensating balance requirement of $500,000. This amount has been separately disclosed on the accompanying balance sheets as restricted cash.

Accounts Receivable - Receivables are stated at amounts estimated by management to be the net realizable value. The allowance for doubtful accounts is based on specific identification. Accounts receivable are charged off when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected.

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Any unanticipated change in the customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. The allowance for doubtful accounts on both July 2, 2010 and March 31, 2010 was $51,000.

Inventories - Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (on a first in, first out method) or market. Inventories consist of the following at July 2, 2010 and March 31, 2010:

	July 2, 2010	March 31, 2010
Raw material	$2,505,000	$2,375,000
Work-in-process	975,000	867,000
Finished products	325,000	414,000
Inventories, net	$3,805,000	$3,656,000

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

Intangible Assets - Intangible assets that have definite lives consist of the following (dollars in thousands):

	Weighted	July 2, 2010
	Average Lives	Amortization	Carrying	Accumulated	Intangibles
	in Years	Method	Value	Amortization	Net
Non-Compete agreement	3	Cash Flow	$130	$130	$--
Customer list	15	Straight Line	475	350	125
Trademarks	15	Cash Flow	2,270	689	1,581
Customer relationships	5	Cash Flow	1,380	1,380	--
Technology	10	Cash Flow	10,950	6,817	4,133
Patents pending			637	--	637
Patents	10	Straight Line	463	138	325
Total Intangibles			$16,305	$9,504	$6,801

	Weighted	March 31, 2010
	Average Lives	Amortization	Carrying	Accumulated	Intangibles
	in Years	Method	Value	Amortization	Net
Non-Compete agreement	3	Cash Flow	$130	$130	$--
Customer list	15	Straight Line	475	347	128
Trademarks	15	Cash Flow	2,270	653	1,617
Customer relationships	5	Cash Flow	1,380	1,380	--
Technology	10	Cash Flow	10,950	6,460	4,490
Patents pending			535	--	535
Patents	10	Straight Line	454	128	326
Total Intangibles			$16,194	$9,098	$7,096

Amortization expense for the three-month periods ended July 2, 2010 and June 26, 2009 was approximately $406,000 and $515,000, respectively. The current patents held by the Company have remaining useful lives ranging from 2 years to 20 years.

Assuming no impairment to the intangible value, future amortization expense for intangible assets and patents are as follows:

Intangible Assets and Patents (000’s)
Remainder of 2011	$1,217
2012	1,345
2013	1,128
2014	941
2015	597
2016 & after	936
Total	$6,164

a)	Patent pending costs of $637,000 are not included in the chart above. These costs will be amortized beginning the month the patents are granted.

Note 6. Debt

Total outstanding debt of the Company as of July 2, 2010 and March 31, 2010 consisted of the following (dollars in thousands):

	July 2, 2010	March 31, 2010
Bank term loan	$976	$1,121
Bank line of credit	1,394	1,394
MEDC loans	2,224	2,224
Debt to Related Parties	1,401	1,401
Total	$5,995	$6,140

Bank Debt –The Company has a credit facility with The PrivateBank and Trust Company. As part of this credit facility, the Company has a term loan and a $3.0 million line of credit. The term loan is to be repaid in monthly principal payments of $36,161, plus interest at prime plus 2%, until maturity on September 25, 2011, provided that if the existing loans to the Company by the Michigan Economic Development Corporation (MEDC) or Michigan Strategic Fund (MSF) have not converted to equity on or before August 31, 2011, the outstanding principal shall be due on August 31, 2011. The interest rate on the term loan on July 2, 2010 was 5.25%. The line of credit bears interest at prime plus 2% and any outstanding borrowings are due on December 25, 2011, provided that if the existing loans to the Company by the MEDC or MSF have not been converted to equity on or before August 31, 2011, the outstanding principal will be due on August 31, 2011. The availability under the line of credit is determined by a calculation of a borrowing base that includes a percentage of accounts receivable and inventory.

The line of credit is guaranteed by each of API’s wholly-owned subsidiaries and the term loan is secured by a Security Agreement among API, its subsidiaries and The PrivateBank, pursuant to which API and its subsidiaries granted to The PrivateBank a first-priority security interest in certain described assets.

The Company’s credit facility contains financial covenants including minimum Debt Service Coverage ratio, Adjusted EBITDA level, and Net Worth requirements. The minimum Debt Service Coverage ratio is 1.0 to 1.0 for the first three quarters of fiscal 2011 and 1.2 to 1.0 thereafter. The minimum Adjusted EBITDA level is measured on a trailing three month basis for the July 2, 2010 ($190,000), September 30, 2010 ($190,000), December 31, 2010 ($260.000) and March 31, 2011 ($400,000) test dates and thereafter on a trailing twelve month basis ($1,160,000). The minimum Net Worth requirement is $13.0 million for the first quarter of FY 2011, $12.5 million for the second quarter of FY 2011, $12.1 million for the third quarter of FY 2011 and $11.8 million for the fourth quarter of FY 2011. The Company was in compliance with its financial covenants in Q1 2011.

In addition to the financial covenants, the Company is required to amend the secured promissory notes issued to our CFO and CTO (Related Parties Debt) to defer the December 1, 2010 and March 1, 2011 installment payments owed under the related party notes. Failure to amend the related party notes by August 25, 2010 will constitute an event of default under the agreement.

Interest payments made to the Lender during the three-month periods ended July 2, 2010 and June 26, 2009 were approximately $39,000 and $32,000, respectively.

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

During the fourth quarter of fiscal 2010, the Company began negotiations with the MEDC to further amend the MEDC-loan 1 promissory note. The Company and the MEDC agreed that the payment of restated principal and accrued interest was to be suspended until the negotiations were completed. In May 2010, the Company entered into a debt conversion agreement with the MEDC whereby the MEDC would convert the accrued and unpaid interest as of November 30, 2009 totaling $324,669 into 601,239 unregistered shares of the Class A Common Stock of the Company at a price per share of $0.54 (market value of the stock on the day of conversion). In addition, the Company granted the MEDC a put option to sell back to the Company the shares received pursuant to the debt conversion agreement in the event of a trigger event as defined in the debt conversion agreement. In conjunction with the debt conversion agreement, the Company amended the MEDC-loan 1 promissory note to retroactively change the interest rate from 7% to 4% beginning in December 2009, and to change the repayment terms of the outstanding principal and interest such that beginning in October 2010, the Company is to repay the remaining principal and accrued interest on a monthly basis through maturity in November 2014.

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

During the fourth quarter of fiscal 2010, the Company began negotiations with the MEDC to further amend the MEDC-loan 2 promissory note. The Company and the MEDC agreed that the payment of restated principal and accrued interest was to be suspended until the negotiations were completed. In May 2010, the Company entered into a debt conversion agreement with the MEDC whereby the MEDC would transfer the MEDC-loan 2 promissory note to the MSF which would convert the accrued and unpaid interest as of October 31, 2009 totaling $237,667 into 440,124 unregistered shares of the Class A Common Stock of the Company at a price per share of $0.54 (market value of the stock on the day of conversion). In addition, the Company granted the MSF a put option to sell back to the Company the shares received pursuant to the debt conversion agreement in the event of a trigger event as defined in the debt conversion agreement. In conjunction with the debt conversion agreement, the Company amended the MEDC-loan 2 promissory note to retroactively change the interest rate from 7% to 4% beginning in November 2009, and to change the repayment terms of the outstanding principal and interest such that beginning in July 2010, the Company is to repay the remaining principal and accrued interest on a monthly basis through maturity in September 2014.

The Company performed an assessment of the amendments made to the MEDC and MSF loans during Q1 fiscal 2011 to determine whether or not the amendments constituted a “troubled debt restructuring” or a “substantial modification” in accordance with FASB guidance and concluded that the amendments did not constitute either a troubled debt restructuring or a substantial modification. Furthermore, the Company performed an assessment of the balance sheet classification of the common shares issued as part of the debt conversion agreements in light of the put options granted and determined that equity classification of the shares is appropriate since the trigger event related to the put option is considered to be in the control of the Company.

Related Parties Debt - As a result of the acquisition of Picotronix, Inc., the Company issued four-year promissory notes in the aggregate principal amount of $2.9 million to the stockholders of Picometrix. The notes bear interest at a rate of prime plus 1.0% and are secured by all of the intellectual property of Picometrix. The interest rate at July 2, 2010 was 4.25%. API has the option of prepaying the notes without penalty. Note holders include Robin Risser and Steve Williamson, the Company’s CFO and CTO, respectively.

On November 30, 2009, the Company and the note holders entered into the fourth amendments to the Notes to extend the due date for the remaining principal balance of the Notes (in the aggregate amount of $1,400,500) to March 1, 2011 payable in two installments as follows:

December 1, 2010	$450,000
March 1, 2011	$950,500

Interest payments made to Related Parties during the three-month periods ended July 2, 2010 and June 26, 2009 were approximately $15,000 and $15,000, respectively.

As described in the Bank Debt section of Note 6 to the condensed consolidated financial statements, the Company’s credit agreement with The PrivateBank and Trust Company requires that the Company defer the December 1, 2010 and March 1, 2011 installments by August 25, 2010. The Company anticipates the amendments to defer these installments will be completed by the deadline.

Note 7. Stockholders’ Equity

At March 31, 2010, the Company had the following warrants outstanding and exercisable:

	Shares (000’s)	Exercise Price
Convertible Note – 1st Tranche *	695	$1.7444
Convertible Note – 2nd Tranche	695	$1.7444
Private Placement	741	$1.8500

At July 2, 2010, the Company had the following warrants outstanding and exercisable:

	Shares (000’s)	Exercise Price
Convertible Note – 2nd Tranche	713	$1.7000
Private Placement	765	$1.7900

     *Expired on April 18, 2010

The exercise price for the Convertible Note warrants are subject to adjustment, based on a formula contained in the Convertible Note agreement, if common stock is issued in the future below the $1.7444 exercise price. The exercise price was reduced to $1.70 in June 2010 as a result of the issuance of Class A Common Stock to the MEDC and MSF at a price of $0.54 per share. Future adjustments cannot reduce the exercise price below $1.70 without obtaining shareholder approval. The exercise price for the Private Placement warrants are subject to adjustment based on a formula contained in the Private Placement agreement, if common stock is issued in the future below the $1.85 exercise price. The exercise price was reduced to $1.79 in June 2010 as a result of the issuance of Class A Common Stock to the MEDC and MSF at a price of $0.54 per share. Future adjustments cannot reduce the exercise price below $1.79 without obtaining shareholder approval.

As a result of adopting the FASB’s guidance, effective April 1, 2009, on how an entity should evaluate whether an instrument is indexed to its own stock, the above mentioned warrants, which previously were treated as equity, are no longer afforded equity treatment because of their exercise price reset features. At the effective date the Company was required to adjust its balance sheet to reflect the incremental impact of treating the warrants as liabilities since their original issuance date. On April 1, 2009, the Company reclassified $2,619,000 of previously recorded debt discount from additional paid-in-capital, as a cumulative effect adjustment, and recorded the initial recognition of a $294,000 warrant liability, to reflect the fair value of the warrants on that date. These adjustments resulted in a $2,325,000 decrease to the accumulated deficit. The fair value liability of these warrants decreased to approximately $58,000 as of July 2, 2010. As a result, the Company recorded other income of $54,000, from the change in the fair value of these warrants for the three-month period ended July 2, 2010. The Company recorded other income of $39,000, from the change in the fair value of these warrants for the three-month period ended June 26, 2009.

The fair value of the warrants was estimated using the Black-Scholes option pricing model using the following assumptions:

	July 2, 2010	June 26, 2009
Expected term (in years)	1.2 – 2.2	0.8 – 3.2
Volatility	59.09% - 80.29%	76.01% - 104.13%
Expected dividend	--	--
Risk-free interest rate	0.83% - 1.16%	0.58% - 1.16%

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

Note 8. Earnings Per Share

The Company’s net earnings per share calculations are in accordance with FASB ASC 260-10. Accordingly, basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares outstanding for each year. The calculation of earnings (loss) per share is as follows:

	Three months ended
Basic and Diluted	July 2, 2010	June 26, 2009
Weighted Average Basic Shares Outstanding	24,675,000	24,135,000
Dilutive effect of Stock Options and Warrants	--	--
Weighted Average Diluted Shares Outstanding	24,675,000	24,135,000
Net loss	$(273,000)	$(296,000)
Basic & diluted loss per share	$(0.01)	$(0.01)

The dilutive effect of stock options for the periods presented was not included in the calculation of diluted loss per share because to do so would have had an anti-dilutive effect as the Company had a net loss for these periods. As of July 2, 2010, the number of anti-dilutive shares excluded from diluted earnings per share totaled approximately 4.2 million shares, which includes 1.5 million anti-dilutive warrants.

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

Note 9. Fair Value of Financial Instruments

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

Impairment of Long-Lived Assets
As of July 2, 2010 and March 31, 2010, our consolidated balance sheet included $4.6 million in goodwill. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our business acquisitions.

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

The Company’s evaluation as of March 31, 2010 indicated there was no impairment. As of March 31, 2010, our market capitalization calculated as described as above, was $14.2 million and our carrying value, including goodwill, was $14.4 million. We applied a 25% control premium to market capitalization to determine a fair value of $17.8 million. We believe that including a control premium at this level is supported by recent transaction data in our industry. Absent the inclusion of a control premium, our carrying value would have exceeded fair value, requiring a step two analysis which may have resulted in an impairment of goodwill.

As evidenced above, our stock price and control premium are significant factors in assessing our fair value for purposes of the goodwill impairment assessment. Our stock price can be affected by, among other things, changes in industry or market conditions, changes in our results of operations, and changes in our forecasts or market expectations relating to future results. Significant turmoil in the financial markets and weakness in macroeconomic conditions globally have recently contributed to volatility in our stock price and a significant decline in our stock price during the first quarter of FY 2011. Our stock price had fluctuated from a high of $0.59 to a low of $0.42 during the first quarter of FY 2011. After updating our control premium analysis to include recent transaction data, the control premium averaged 62%. Absent the inclusion of a control premium greater than 18% for FY 2011, our carrying value would have exceeded fair value, requiring a step two analysis which may have resulted in an impairment of goodwill. The current macroeconomic environment, however, continues to be challenging and we cannot be certain of the duration of these conditions and their potential impact on our stock price performance. If our recent stock price decline persists and our market capitalization remains below our carrying value for a sustained period, it is reasonably likely that a goodwill impairment assessment prior to the next annual review in the fourth quarter of fiscal 2011 would be necessary and an impairment of goodwill may be recorded. A non-cash goodwill impairment charge would have the affect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

The carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value. The Company’s evaluation for the fiscal year ended March 31, 2010 indicated there were no impairments. There were no events or changes in circumstances that indicated a potential impairment has occurred during the three-months ended July 2, 2010.

Deferred Tax Asset Valuation Allowance
The Company records deferred income taxes for the future tax consequences of events that were recognized in the Company’s financial statements or tax returns. The Company records a valuation allowance against deferred tax assets when, in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future. Consistent with the March 31, 2010 10-K, the Company has a full valuation allowance on its net Deferred Tax Assets as of July 2, 2010.

Inventories
The Company’s inventories are stated at the lower of cost (under the first-in, first-out method) or market. Slow moving and obsolete inventories are reviewed throughout the year. To calculate a reserve for obsolescence, we begin with a review of our slow moving inventory. Any inventory, which has been slow moving within the past 12 months, is evaluated and reserved if deemed appropriate. In addition, any residual inventory, which is customer specific and remaining on hand at the time of contract completion, is reserved for at the standard unit cost. The complete list of slow moving and obsolete inventory is then reviewed by the production, engineering and/or purchasing departments to identify items that can be utilized in the near future. These items are then excluded from the analysis and the remaining amount of slow-moving and obsolete inventory is then reserved for. Additionally, non-cancelable open purchase orders for parts we are obligated to purchase where demand has been reduced may be reserved. Reserves for open purchase orders where the market price is lower than the purchase order price are also established. If a product that had previously been reserved for is subsequently sold, the amount of reserve specific to that item is then reversed.

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

Revenues by market consisted of the following (dollars in thousands):

	Three months ended
Revenues	July 2, 2010		June 26, 2009
Telecommunications	$1,799	29%	$1,701	29%
Industrial Sensing/NDT	3,456	55%	2,126	36%
Military/Aerospace	943	15%	1,937	32%
Medical	55	1%	122	2%
Homeland Security	--	--	48	1%
Total Revenues	$6,253	100%	$5,934	100%

The Company's revenues for the quarter ended July 2, 2010 were $6.3 million, an increase of 5% (or $319,000) from revenues of $5.9 million for the quarter ended June 26, 2009. Revenues increased 22% from the quarter ended March 31, 2010. The Company experienced increases in two of our five markets for the quarter ending July 2, 2010 compared to the prior year period.

Industrial Sensing/NDT market revenue was $3.5 million in Q1 2011, an increase of 63% (or $1.3 million) from the comparable prior year period and an increase of 32% from the Q4 2010. Growth in our comparative and consecutive quarters reflect a strengthening in our industrial markets as the economy continues to recover from the economic recession and additional revenue from our Terahertz NDT application development contracts to inspect the F-35 Joint Strike Fighter. The Company expects substantial growth in the industrial/NDT market for fiscal year 2011.

Telecommunications revenue in the first quarter of FY 2011 was $1.8 million, an increase of approximately 6% ($98,000) over the prior year first quarter and an increase of 33% compared to Q4 2010. This increase in the Company’s telecommunications revenue is an indication that our customers are recovering from the prior year economic recession. The Company expects telecommunication revenue to have accelerating growth during the remainder of fiscal year 2011.

Medical market revenues in the first quarter of FY 2011 decreased $67,000 or 55% from the prior year first quarter of $122,000. This decrease was primarily a result of the Company’s decision to eliminate business at a customer that did not meet its profitability criteria. The Company expects Medical market revenues to grow for the fiscal year 2011.

Military/Aerospace market revenue was $943,000, a decrease of 51% (or $1.0 million) from the comparable prior year revenues of $1.9 million. This decrease was attributable primarily to the timing of customer order releases. The Company’s expects military revenues to result in moderate growth in fiscal year 2011.

During the first quarter of FY 2011, the Company had zero Homeland security revenue, a decrease of $48,000 from the comparable prior year period. This decrease was the result of the completion of the Terahertz development contract from the Department of Homeland Security for the Nuclear Gauge feasibility demonstration completed in September 2009. The Company expects Homeland Security revenues for balance of fiscal year 2011 to remain at the current level, absent a significant new development contract.

Gross Profit
Gross profit for Q1 2011 was $2.9 million compared to Q1 2010 of $3.0 million, or a slight decrease of $79,000 on an increase in revenue volume of 5% (or $319,000). Gross profit margins decreased 8% to 47% for Q1 2011 compared to 51% of sales for the comparable prior year. The lower gross profit margin for Q1 2011 was due primarily to product mix, 100G HSOR Telcordia qualification costs and low hybrid assembly manufacturing yields on 40G and new 100G line side products.

Operating Expenses
Total operating expenses were $3.2 million during Q1 2011, approximately $63,000 lower than Q1 2010. This decrease was primarily driven by G&A cost savings initiatives and lower amortization expense on intangible assets, combined with the completion of the Wafer Fabrication consolidation in Q1 2010. These decreases were partially offset by an increase in R&D expenses and higher sales and marketing expenses related to the increase in revenue.

Research, development and engineering (RD&E) expenses of $1.3 million increased by $225,000 in Q1 2011 compared to Q1 2010, primarily due to higher spending on product development in our high speed optical receiver (HSOR) product platform and our THz application development for the F-35 Joint Strike Fighter. The Company expects to increase investment in the next generation 40G/100G HSOR products and THz application and market development in fiscal year 2011 in order to gain HSOR market share and move THz from the laboratory to the factory floor.

Sales and marketing expenses increased $22,000 (or 5%) to $473,000 in Q1 2011, as compared to $451,000 for Q1 2010. This increase was primarily attributable to advertising expense increase and Terahertz sales force increase. As the economy rebounds and revenues improve, the Company will continue to focus its sales and marketing activities in our growth markets. As a result, we expect increases in sales and marketing expenses in fiscal year 2011.

Total general and administrative expenses (G&A) decreased $161,000 (14%), to approximately $1.0 million (16% of sales) in Q1 2011 as compared to $1.2 million (20% of sales) in Q1 2010. The decrease was primarily attributable to the Company’s cost savings initiatives resulting in labor and other spending reductions. The Company expects an increase in G&A expenses for fiscal year 2011 compared to 2010, primarily driven by the reinstatement of wage increases and the Company 401(K) matching benefit in the second half of the fiscal year.

Amortization expense of $406,000 in Q1 2011 was $109,000 lower compared to Q1 2010. The Company’s utilizes the cash flow amortization method on the majority of its intangible assets.

The non-cash expensing of stock option and restricted stock grants included in operating expenses was $15,000 for the three month period ended July 2, 2010 compared to $92,000 for the three months ended June 26, 2009, a decrease of $77,000.

Other operating expense incurred, related to the previously announced wafer fabrication consolidation to the Company’s Ann Arbor facility, was zero in Q1 2011 compared to $40,000 in Q1 2010. Wafer fabrication consolidation was completed in the first quarter of FY 2010.

Other Income (Expense), net
Interest income for Q1 2011 was $1,000, the same as Q1 2010.

Interest expense in Q1 2011 was $65,000 compared to $81,000 in Q1 2010, a decrease of $16,000 (or 20%). This decrease was primarily due to the combination of reduced debt obligations and lower interest rates.

As discussed in Note 7 to the Condensed Consolidated Financial Statements, FASB guidance on determining whether instruments granted in share-based payment transactions are participating securities requires our outstanding warrants to be recorded as a liability at fair value with subsequent changes in fair value recorded in earnings. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent that the fair value of the warrant liability increases or decreases, the Company records an expense or income in our statements of operations. The income of $54,000 on the change in fair value of the warrant liability in the first quarter of FY 2011 is primarily due to the change in the stock price, expected volatility, interest rates and contractual life of the warrants which are the primary assumptions applied to the Black-Scholes model used to calculate the fair value of the warrants.

The Company incurred a net loss for Q1 2011 of approximately $273,000 ($0.01 per share), as compared to a net loss of $296,000 ($0.01 per share) in Q1 2010, a decrease in loss of approximately $23,000.

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

Liquidity and Capital Resources

At July 2, 2010, the Company had cash and cash equivalents of $1.4 million, a decrease of $331,000 from the March 31, 2010 balance of $1.8 million. The lower balance is attributable to an increase of cash from operating activities of $106,000, offset by a decrease from investing activities of $293,000 and a decrease of $144,000 from financing activities.

Operating Activities
The increase of $106,000 in cash resulting from operating activities was primarily attributable to net cash provided by operations of $341,000, offset by net cash used for operating assets and liabilities of $235,000. This net cash decrease from operating assets and liabilities was primarily the result of an increase in net accounts receivable of $728,000, an increase in inventories of $149,000, an increase in prepaid and other assets of $178,000, offset by an increase in accounts payable and accrued expenses of $820,000. Cash provided by operations of $341,000 included a loss from operations of $273,000, offset by $614,000 in depreciation, amortization, change in warrant liability fair value and stock-based compensation expenses.

Investing Activities
The Company used $293,000 in investing activities including capital expenditures of $182,000 and patent expenditures of $111,000.

Financing Activities
For the three-months ended July 2, 2010, $144,000 was used in financing activities, comprised primarily of payments on our bank term loan.

On June 25, 2010, the Company and The PrivateBank and Trust Company entered into a second amendment to the credit agreement. The amendment increased the interest rate from prime plus 1% to prime plus 2%. Furthermore, financial covenants were amended. According to the terms of the amended agreement, the minimum Debt Service Coverage ratio is 1.0 to 1.0 for the first three quarters of fiscal 2011 and 1.2 to 1.0 thereafter. The minimum Adjusted EBITDA level is measured on a trailing three month basis for the July 2, 2010 ($190,000), September 30, 2010 ($190,000), December 31, 2010 ($260.000) and March 31, 2011 ($400,000) test dates and thereafter on a trailing twelve month basis ($1,160,000). The minimum Net Worth requirement is $13.0 million for the first quarter of FY 2011, $12.5 million for the second quarter of FY 2011, $12.1 million for the third quarter of FY 2011 and $11.8 million for the fourth quarter of FY 2011. The Company was in compliance with its financial covenants in Q1 2011.

In addition to the financial covenants, the Company is required to amend the secured promissory notes issued to our CFO and CTO (Related Parties Debt) to defer the December 1, 2010 and March 1, 2011 installment payments owed under the related party notes. Failure to amend the related party notes by August 25, 2010 will constitute an event of default under the agreement.

In May 2010, the Company entered into a debt conversion agreement with the MEDC whereby the MEDC converted the accrued and unpaid interest under MEDC-loan 1 as of November 30, 2009 totaling $324,669 into 601,239 unregistered shares of the Class A Common Stock of the Company at a price per share of $0.54 (market value of the stock on the day of conversion). In addition, the Company granted the MEDC a put option to sell back to the Company the shares received pursuant to the debt conversion agreement in the event of a trigger event as defined in the agreement. In conjunction with the debt conversion agreement, the Company amended the MEDC-loan 1 promissory note to retroactively change the interest rate from 7% to 4% beginning in December 2009, and to change the repayment terms of the outstanding principal and interest such that beginning in October 2010, the Company is to repay the remaining principal and accrued interest on a monthly basis through maturity in November 2014.

In May 2010, the Company also entered into a debt conversion agreement with the MEDC related to MEDC-loan 2 whereby the MEDC transferred the MEDC-loan 2 promissory note to the MSF which converted the accrued and unpaid interest as of October 31, 2009 totaling $237,667 into 440,124 unregistered shares of the Class A Common Stock of the Company at a price per share of $0.54 (market value of the stock on the day of conversion). In addition, the Company granted the MSF a put option to sell back to the Company the shares received pursuant to the debt conversion agreement in the event of a trigger event as defined in the debt conversion agreement. In conjunction with the debt conversion agreement, the Company amended the MEDC-loan 2 promissory note to retroactively change the interest rate from 7% to 4% beginning in November 2009, and to change the repayment terms of the outstanding principal and interest such that beginning in July 2010, the Company is to repay the remaining principal and accrued interest on a monthly basis through maturity in September 2014.

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

The Company believes that existing cash and cash equivalents and cash flow from future operations, in conjunction with the current amended credit facility, or a similar new credit facility arrangement that is entered into, will be sufficient to fund our anticipated cash needs at least for the next twelve months. However, we may require additional financing to fund our operations in the future and there can be no assurance that additional funds will be available, especially if we experience operating results below expectations, or, if financing is available, there can be no assurance as to the terms on which funds might be available. If adequate financing is not available as required, or is not available on favorable terms, our business, financial position and results of operations will be adversely affected.

Recent Pronouncements and Accounting Changes
See “Note 2. Recent Pronouncements and Accounting Changes” in the Condensed Consolidated Financial Statements regarding the effect of certain recent accounting pronouncements on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At July 2, 2010, most of the Company’s interest rate exposure is linked to the prime rate, subject to certain limitations, offset by cash investments indexed to the prime rate. As such, the Company is at risk to the extent of changes in the prime rate and does not believe that moderate changes in the prime rate will materially affect our operating results or financial condition.

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

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 2, 2010 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.	Legal Proceedings The information regarding litigation proceedings described in our Annual Report on Form 10K for the year ended March 31, 2010 is incorporated herein by reference.

Item 1A.	Risk Factors

The Company’s Annual Report on Form 10K for the fiscal year ended March 31, 2010 includes a detailed discussion of its risk factors. This 10-Q should be read in conjunction with the risk factors and information disclosed in the Company’s Annual Report on Form 10K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds None

Item 3.	Defaults upon Senior Securities None

Item 5.	Other Information None

Item 6. Exhibits and Reports on Form 8-K

      The following documents are filed as Exhibits to this report:

Exhibit No.
3.1.3	Amendment to Certificate of Incorporation of Advanced Photonix, Inc., dated August 22, 2008

31.1	Certificate of the Registrant’s Chairman, Chief Executive Officer, and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Registrant’s Chief Financial Officer, and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Photonix, Inc.
     (Registrant)

August 16, 2010

/s/ Richard Kurtz
Richard Kurtz
Chairman, Chief Executive Officer, President
and Director

/s/ Robin Risser
Robin Risser
Chief Financial Officer
and Director