Form 10-Q
period 2010-10-01
ADVANCED PHOTONIX INC
filed 2010-11-15
CIK 869986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2010
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
          YES ☐          NO ☑

As of November 10, 2010, there were 25,775,876 shares of Class A Common Stock, $.001 par value, outstanding.

Advanced Photonix, Inc.
Form 10-Q
For the Quarter Ended October 1, 2010

Table of Contents

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets at October 1, 2010 and March 31, 2010	3

	Condensed Consolidated Statements of Operations for the three-month
	and six-month periods ended October 1, 2010 and September 25, 2009 (unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six-month
	periods ended October 1, 2010 and September 25, 2009 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	27

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	28

Item 1A	Risk Factors	28

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3	Defaults Upon Senior Securities	30

Item 5	Other Information	30

Item 6	Exhibits and Reports on Form 8-K	30-35

	Exhibit 31.1 Section 302 Certification of Chief Executive Officer
	Exhibit 31.2 Section 302 Certification of Chief Financial Officer
	Exhibit 32.1 Section 906 Certification of Chief Executive Officer
	Exhibit 32.2 Section 906 Certification of Chief Financial Officer

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Advanced Photonix, Inc.
Condensed Consolidated Balance Sheets

	October 1, 2010	March 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,511,000	$1,762,000
Accounts receivable, net	3,415,000	2,679,000
Inventories	4,433,000	3,656,000
Prepaid expenses and other current assets	259,000	200,000
Total current assets	9,618,000	8,297,000
Equipment and leasehold improvements, net	3,258,000	3,284,000
Goodwill	4,579,000	4,579,000
Intangibles and patents, net	6,437,000	7,096,000
Restricted cash	500,000	500,000
Other assets	276,000	99,000
Total Assets	$24,668,000	$23,855,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,281,000	$1,006,000
Accrued compensation	731,000	530,000
Accrued interest	75,000	640,000
Other accrued expenses	1,409,000	1,182,000
Current portion of long-term debt - related parties	450,000	1,401,000
Current portion of long-term debt - bank term loan	434,000	434,000
Current portion of long-term debt - bank line of credit	1,394,000	--
Current portion of long-term debt – MEDC/MSF	524,000	254,000
Total current liabilities	7,298,000	5,447,000
Long-term debt, less current portion - related parties	951,000	--
Long-term debt, less current portion – MEDC/MSF	1,662,000	1,970,000
Long-term debt, less current portion - bank line of credit	--	1,394,000
Long-term debt, less current portion - bank term loan	434,000	687,000
Total liabilities	10,345,000	9,498,000

Commitments and contingencies
Shareholders' equity:
Class A redeemable convertible preferred stock, $.001 par value;
780,000 shares authorized; 40,000 shares outstanding	--	--
Class A Common Stock, $.001 par value, 100,000,000 authorized;
October 1, 2010 – 25,690,876 shares issued and outstanding,
March 31, 2010 – 24,495,669 shares issued and outstanding	26,000	24,000
Additional paid-in capital	50,799,000	50,164,000
Accumulated deficit	(36,502,000)	(35,831,000)
Total shareholders' equity	14,323,000	14,357,000
Total Liabilities and Shareholders’ Equity	$24,668,000	$23,855,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	October 1,	September 25,	October 1,	September 25,
	2010	2009	2010	2009
Sales, net	$6,999,000	$5,424,000	$13,252,000	$11,358,000
Cost of products sold	4,097,000	3,360,000	7,432,000	6,297,000
Gross profit	2,902,000	2,064,000	5,820,000	5,061,000

Operating expenses:
Research, development and engineering	1,303,000	1,167,000	2,591,000	2,230,000
Sales and marketing	424,000	418,000	897,000	869,000
General and administrative	952,000	981,000	1,964,000	2,154,000
Amortization expense	408,000	518,000	814,000	1,033,000
Wafer fabrication relocation expenses	--	--	--	40,000
Total operating expenses	3,087,000	3,084,000	6,266,000	6,326,000
Loss from operations	(185,000)	(1,020,000)	(446,000)	(1,265,000)

Other income (expense):
Interest income	1,000	2,000	2,000	3,000
Interest expense	(56,000)	(69,000)	(106,000)	(136,000)
Interest expense, related parties	(15,000)	(15,000)	(30,000)	(29,000)
Change in fair value of warrant liability	(143,000)	(92,000)	(89,000)	(53,000)
Other income/(expense)	--	2,000	(2,000)	(8,000)

Net loss	$(398,000)	$(1,192,000)	$(671,000)	$(1,488,000)

Basic and diluted loss per share	$(0.02)	$(0.05)	$(0.03)	$(0.06)
Weighted average common
shares outstanding
Basic and diluted	25,659,000	24,343,000	25,164,000	24,241,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	October 1, 2010	September 25, 2009
Cash flows from operating activities:
Net loss	$(671,000)	$(1,488,000)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities
Depreciation	475,000	573,000
Amortization	814,000	1,033,000
Stock based compensation expense	74,000	225,000
Change in fair value of warrant liability	89,000	53,000
Changes in operating assets and liabilities:
Accounts receivable - net	(736,000)	85,000
Inventories	(777,000)	(113,000)
Prepaid expenses and other assets	(235,000)	(97,000)
Accounts payable and accrued expenses	1,611,000	(302,000)
Net cash provided by (used in) operating activities	644,000	(31,000)

Cash flows from investing activities:
Capital expenditures	(449,000)	(93,000)
Patent expenditures	(156,000)	(89,000)
Net cash used in investing activities	(605,000)	(182,000)

Cash flows from financing activities:
Payments on bank term loan	(253,000)	(217,000)
Payment on note payable – MEDC/MSF	(38,000)	--
Proceeds from issuance of restricted stock	1,000	--
Net cash used in financing activities	(290,000)	(217,000)
Net decrease in cash and cash equivalents	(251,000)	(430,000)
Cash and cash equivalents at beginning of period	1,762,000	2,072,000
Cash and cash equivalents at end of period	$1,511,000	$1,642,000

Supplemental disclosure of cash flow information:	October 1, 2010	September 25, 2009
Cash paid for income taxes	$--	$--
Cash paid for interest	$138,000	$92,000

Non-cash financing activities:
Conversion of accrued MEDC loan interest to
common stock	$562,000	$--

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Notes to Condensed Consolidated Financial Statements
October 1, 2010

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, Silicon Sensors Inc. (“SSI”) and Picometrix, LLC (“Picometrix”). The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Operating results for the three-month period ended October 1, 2010 are not necessarily indicative of the results that may be expected for the balance of the fiscal year ending March 31, 2011.

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

Note 3. Share-Based Compensation

The Company has five stock equity plans: The 1990 Incentive Stock Option and Non-Qualified Stock Option Plan, the 1991 Directors’ Stock Option Plan (The Directors’ Plan), the 1997 Employee Stock Option Plan, the 2000 Stock Option Plan and the 2007 Equity Incentive Plan. As of October 1, 2010, under all of our plans, there were 7,200,000 shares authorized for issuance, with 1,838,766 shares remaining available for future grant.

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

The following table summarizes information regarding options outstanding and options exercisable at September 25, 2009 and October 1, 2010 and the changes during the periods then ended:

	Number of	Weighted	Number of	Weighted
	Options	Average	Shares	Average
	Outstanding	Exercise Price	Exercisable	Exercise Price
	(000’s)	per Share	(000’s)	per Share
Balance of March 31, 2009	2,746	$1.92	2,374	$1.93
Granted	78	$0.63
Exercised	--	--
Expired	(20)	$1.80
Balance of June 26, 2009	2,804	$1.92	2,493	$1.92
Granted	--	--
Exercised	--	--
Expired	(10)	$2.12
Balance of September 25, 2009	2,794	$1.88	2,547	$1.94

	Number of	Weighted	Number of	Weighted
	Options	Average	Shares	Average
	Outstanding	Exercise Price	Exercisable	Exercise Price
	(000’s)	per Share	(000’s)	per Share
Balance of March 31, 2010	2,604	$1.86	2,402	$1.89
Granted	156	$0.44
Exercised	--	--
Expired	(27)	$1.61
Balance of July 2, 2010	2,733	$1.78	2,438	$1.89
Granted	8	$2.56
Exercised	--	--
Expired	(350)	$3.19
Balance of October 1, 2010	2,391	$1.57	2,117	$1.67

Information regarding stock options outstanding as of October 1, 2010 is as follows:

	Options Outstanding
		Weighted
		Average	Weighted Average
Price Range	Shares (in 000s)	Exercise Price	Remaining Life
$0.44 - $1.25	901	$0.69	8.66
$1.50 - $2.50	1,177	$1.91	5.42
$2.68 - $5.34	313	$2.83	5.02

	Options Exercisable
		Weighted
		Average	Weighted Average
Price Range	Shares (in 000s)	Exercise Price	Remaining Life
$0.44 - $1.25	703	$0.75	3.35
$1.50 - $2.50	1,101	$1.93	5.25
$2.56 - $5.34	313	$2.83	5.02

The intrinsic value of options exercised in quarters ending October 1, 2010 and September 25, 2009 was zero in each quarter since no stock options were exercised.

During FY 2010 and FY 2011, restricted shares were issued to certain individuals. The restricted share transactions are summarized below:

		Weighted Average
	Shares (000’s)	Grant Date Fair Value
Unvested, March 31, 2009	29	$1.50
Granted	195	$0.65
Vested	(29)	$1.50
Expired	--	--
Unvested, June 26, 2009	195	$0.65
Granted	149	$0.67
Vested	(160)	$0.65
Expired	--	--
Unvested, September 25, 2009	184	$0.67

		Weighted Average
	Shares (000’s)	Grant Date Fair Value
Unvested, March 31, 2010	25	$0.63
Granted	70	$0.44
Vested	(25)	$0.63
Expired	--	--
Unvested, July 2, 2010	70	$0.44
Granted	169	$0.67
Vested	--	--
Expired	--	--
Unvested, October 1, 2010	239	$0.60

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
  The time period that stock-based awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s short-cut approach pursuant to SAB No. 107, “Disclosure About Fair Value of Financial Statements”. The expected term assumption for awards issued during the three month periods ended October 1, 2010 and September 25, 2009 was 6.3 years. As additional evidence develops from the employee’s stock trading history, the expected term assumption will be refined to capture the relevant trends.

  The future volatility of the Company’s stock has been estimated based on the weekly stock price from the acquisition date of Picometrix LLC (May 2, 2005) to the date of the latest stock grant. The expected volatility assumption for awards issued during the three month periods ending October 1, 2010 and September 25, 2009 averaged 68% and 70%, respectively. As additional evidence develops, the future volatility estimate will be refined to capture the relevant trends.
  A dividend yield of zero has been assumed for awards issued during the three month periods ended October 1, 2010 and September 25, 2009, based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.
  The Company has based its risk-free interest rate assumption for awards issued during the three month periods ended October 1, 2010 and September 25, 2009 on the implied yield available on U.S. Treasury issues with an equivalent expected term, which averaged 1.14% and 2.2% during the respective periods.
  The forfeiture rate, for awards issued during the three month periods ended October 1, 2010 and September 25, 2009, were approximately 25.8% and 19.0%, respectively, and was based on the Company’s actual historical forfeiture trend.
The Company recorded $56,000 and $130,000 of stock-based compensation expense (as classified in table below) in our consolidated statements of operations for the three month periods ended October 1, 2010 and September 25, 2009, respectively, and $74,000 and $225,000 for the six month periods ended October 1, 2010 and September 25, 2009, respectively.

	Three months ended		Six months ended
	Oct. 1,	Sept. 25,	Oct. 1,	Sept. 25,
	2010	2009	2010	2009
Cost of Products Sold	$4,000	$6,000	$7,000	$9,000
Research and Development expense	11,000	29,000	15,000	52,000
General and Administrative expense	37,000	90,000	45,000	154,000
Sales and Marketing expense	4,000	5,000	7,000	10,000
Total Stock Based Compensation	$56,000	$130,000	$74,000	$225,000

At October 1, 2010, the total stock-based compensation expense related to unvested stock options and restricted shares granted to employees under the Company’s stock option plans but not yet recognized was approximately $203,000. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 1.6 years and will be adjusted for subsequent changes in estimated forfeitures.

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

The Company maintains cash balances at four financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. As of October 1, 2010, the Company had cash at one financial institution in excess of federally insured amounts. As excess cash is available, the Company invests in short-term and long-term investments, primarily consisting of Government Securities Money Market instruments, and Repurchase agreements. As of October 1, 2010, cash deposits held at financial institutions in excess of FDIC insured amounts of $250,000 were approximately $1.5 million. As of March 31, 2010, cash deposits held at financial institutions in excess of FDIC insured amounts of $250,000 were approximately $1.8 million.

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At October 1, 2010, one customer comprised 11.1% of accounts receivable. As of March 31, 2010, one customer comprised 10.6% of accounts receivable. For the three months ended October 1, 2010, one customer comprised 10.7% of revenue. For the three months ended September 25, 2009, no one customer comprised 10% or more of revenue.

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

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Any unanticipated change in the customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. The allowance for doubtful accounts was $47,000 and $51,000 on October 1, 2010 and March 31, 2010, respectively.

Inventories - Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (on a first in, first out method) or market. Inventories consist of the following at October 1, 2010 and March 31, 2010:

	October 1, 2010	March 31, 2010
Raw material	$2,625,000	$2,375,000
Work-in-process	1,612,000	867,000
Finished products	196,000	414,000
Inventories, net	$4,433,000	$3,656,000

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

Intangible Assets - Intangible assets that have definite lives consist of the following (dollars in thousands):

	Weighted	October 1, 2010
	Average Lives	Amortization	Carrying	Accumulated	Intangibles
	in Years	Method	Value	Amortization	Net
Non-Compete agreement	3	Cash Flow	$130	$130	$--
Customer list	15	Straight Line	475	353	122
Trademarks	15	Cash Flow	2,270	726	1,544
Customer relationships	5	Cash Flow	1,380	1,380	--
Technology	10	Cash Flow	10,950	7,173	3,777
Patents pending			648	--	648
Patents	10	Straight Line	496	150	346
Total Intangibles			$16,349	$9,912	$6,437

	Weighted	March 31, 2010
	Average Lives	Amortization	Carrying	Accumulated	Intangibles
	in Years	Method	Value	Amortization	Net
Non-Compete agreement	3	Cash Flow	$130	$130	$--
Customer list	15	Straight Line	475	347	128
Trademarks	15	Cash Flow	2,270	653	1,617
Customer relationships	5	Cash Flow	1,380	1,380	--
Technology	10	Cash Flow	10,950	6,460	4,490
Patents pending			535	--	535
Patents	10	Straight Line	454	128	326
Total Intangibles			$16,194	$9,098	$7,096

Amortization expense for the six-month periods ended October 1, 2010 and September 25, 2009 was approximately $814,000 and $1.0 million, respectively. The current patents held by the Company have remaining useful lives ranging from 1 years to 20 years.

Assuming no impairment to the intangible value, future amortization expense for intangible assets and patents are as follows:

Intangible Assets and Patents (000’s)
Remainder of 2011	$815
2012	1,349
2013	1,132
2014	945
2015	602
2016 & after	946
Total	$5,789

a)	Patent pending costs of $648,000 are not included in the future amortization chart above. These costs will be amortized beginning the month the patents are granted.

Note 6. Debt

Total outstanding debt of the Company as of October 1, 2010 and March 31, 2010 consisted of the following (dollars in thousands):

	October 1, 2010	March 31, 2010
Bank term loan	$868	$1,121
Bank line of credit	1,394	1,394
MEDC/MSF loans	2,186	2,224
Debt to Related Parties	1,401	1,401
Total	$5,849	$6,140

Bank Debt –The Company has a credit facility with The PrivateBank and Trust Company. As part of this credit facility, the Company has a term loan and a $3.0 million line of credit. The term loan is to be repaid in monthly principal payments of $36,167, plus interest at prime plus 2%, until maturity on September 25, 2012, provided that if the existing loans to the Company by the Michigan Economic Development Corporation (MEDC) or Michigan Strategic Fund (MSF) have not converted to equity on or before August 31, 2011, the outstanding principal shall be due on August 31, 2011. The interest rate on the term loan on October 1, 2010 was 5.25%. The line of credit bears interest at prime plus 2% and any outstanding borrowings are due on September 25, 2011, provided that if the existing loans to the Company by the MEDC or MSF have not been converted to equity on or before August 31, 2011, the outstanding principal will be due on August 31, 2011. The availability under the line of credit is determined by a calculation of a borrowing base that includes a percentage of accounts receivable and inventory.

The line of credit is guaranteed by each of API’s wholly-owned subsidiaries and the term loan is secured by a Security Agreement among API, its subsidiaries and The PrivateBank, pursuant to which API and its subsidiaries granted to The PrivateBank a first-priority security interest in certain described assets.

The Company’s credit facility contains financial covenants including minimum Debt Service Coverage ratio, Adjusted EBITDA level, and Net Worth requirements. The minimum Debt Service Coverage ratio is 1.0 to 1.0 for the first three quarters of fiscal 2011 and 1.2 to 1.0 thereafter. The minimum Adjusted EBITDA level is measured on a trailing three month basis for the July 2, 2010 ($190,000), October 1, 2010 ($190,000), December 31, 2010 ($260,000) and March 31, 2011 ($400,000) test dates and thereafter on a trailing twelve month basis ($1,160,000). The minimum Net Worth requirement is $13.0 million for the first quarter of FY 2011, $12.5 million for the second quarter of FY 2011, $12.1 million for the third quarter of FY 2011 and $11.8 million for the fourth quarter of FY 2011. The Company was in compliance with its financial covenants in Q2 2011.

In addition to the financial covenants, the Company is required to amend the secured promissory notes issued to our CFO and CTO (the Related Party Notes) to defer the December 1, 2010 and March 1, 2011 installment payments owed under the Related Party Notes. Failure to amend the related party notes by December 1, 2010 will constitute an event of default under the credit agreement. As stated below in Note 10 to the condensed consolidated financial statements, the Company has executed an agreement with respect to the amendment of the Related Party Notes which The Private Bank and Trust Company has indicated it will accept in fulfillment of this condition.

Interest payments made to The PrivateBank and Trust Company during the six-month periods ended October 1, 2010 and September 25, 2009 were approximately $69,000 and $62,000, respectively.

MEDC/MSF Loans - The Michigan Economic Development Corporation (MEDC) entered into two loan agreements with Picometrix LLC, one in fiscal 2005 (MEDC-loan 1) and one in fiscal 2006 (MEDC-loan 2). Both loans are unsecured.

The MEDC-loan 1 was issued in the original principal amount of $1,025,000. Under the original terms of the MEDC–loan 1, the interest rate was 7% and interest accrued but unpaid through October 2008 would be added to then outstanding principal balance of the promissory note issued pursuant to the MEDC- loan 1 and the restated principal would be amortized over the remaining four years (September 15, 2012). Effective September 23, 2008, the MEDC-loan 1 was amended and restated to change the start date of repayment of principal and interest from October 2008 to October 2009.

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

The Company performed an assessment of the amendments made to the MEDC and MSF loans during the second quarter of fiscal 2011 to determine whether or not the amendments constituted a “troubled debt restructuring” or a “substantial modification” in accordance with FASB guidance and concluded that the amendments did not constitute either a troubled debt restructuring or a substantial modification. Furthermore, the Company performed an assessment of the balance sheet classification of the common shares issued as part of the debt conversion agreements in light of the put options granted and determined that equity classification of the shares is appropriate since the trigger event related to the put option is considered to be in the control of the Company.

Related Parties Debt - As a result of the acquisition of Picotronix, Inc., the Company issued four-year promissory notes in the aggregate principal amount of $2.9 million to the stockholders of Picometrix (Related Party Notes). The Related Party Notes bear interest at a rate of prime plus 1.0% and are secured by all of the intellectual property of Picometrix. The interest rate at October 1, 2010 was 4.25%. API has the option of prepaying the Related Party Notes without penalty. Holders of the Related Party Notes include Robin Risser and Steve Williamson, the Company’s CFO and CTO, respectively.

On November 30, 2009, the Company and the note holders entered into the fourth amendments to the Related Party Notes to extend the due date for the remaining principal balance of the Related Party Notes (in the aggregate amount of $1,400,500) to March 1, 2011 payable in two installments as follows:

December 1, 2010	$450,000
March 1, 2011	$950,500

As described in the Bank Debt section of Note 6 to the condensed consolidated financial statements, the Company’s credit agreement with The PrivateBank and Trust Company requires that the Company amend the Related Party Notes to defer the December 1, 2010 and March 1, 2011 installment payments. Failure to amend the Related Party Notes by December 1, 2010 will constitute an event of default on the Bank Debt. As stated below in Note 10 to the condensed consolidated financial statements, the Company has executed an agreement with respect to the amendment of the Related Party Notes which The Private Bank and Trust Company has indicated it will accept in fulfillment of this condition. The repayment terms under the agreement executed on November 15, 2010 have been reflected on the condensed consolidated balance sheet.

Interest payments made to Related Parties during both the six-month periods ended October 1, 2010 and September 25, 2009 were approximately $30,000.

Note 7. Stockholders’ Equity

At March 31, 2010, the Company had the following warrants outstanding and exercisable:

	Shares (000’s)	Exercise Price
Convertible Note – 1st Tranche *	695	$1.7444
Convertible Note – 2nd Tranche	695	$1.7444
Private Placement	741	$1.8500

*Expired on April 18, 2010

At October 1, 2010, the Company had the following warrants outstanding and exercisable:

	Shares (000’s)	Exercise Price
Convertible Note – 2nd Tranche **	713	$1.7000
Private Placement	765	$1.7900

**Expires on September 16, 2011

The exercise price for the Convertible Note warrants are subject to adjustment, based on a formula contained in the Convertible Note agreement, if common stock is issued in the future below the $1.7444 exercise price. The exercise price was reduced to $1.70 in June 2010 as a result of the issuance of Class A Common Stock to the MEDC and MSF at a price of $0.54 per share. In addition, the number of warrants increased as a result of the change in exercise price. Future adjustments cannot reduce the exercise price below $1.70 without obtaining shareholder approval. The exercise price for the Private Placement warrants are subject to adjustment based on a formula contained in the Private Placement agreement, if common stock is issued in the future below the $1.85 exercise price. The exercise price was reduced to $1.79 in June 2010 as a result of the issuance of Class A Common Stock to the MEDC and MSF at a price of $0.54 per share. In addition, the number of warrants increased as a result of the change in exercise price. Future adjustments cannot reduce the exercise price below $1.79 without obtaining shareholder approval.

As a result of adopting the FASB’s guidance, effective April 1, 2009, on how an entity should evaluate whether an instrument is indexed to its own stock, the above mentioned warrants, which previously were treated as equity, are no longer afforded equity treatment because of their exercise price reset features. At the effective date the Company was required to adjust its balance sheet to reflect the incremental impact of treating the warrants as liabilities since their original issuance date. On April 1, 2009, the Company reclassified $2,619,000 of previously recorded debt discount from additional paid-in-capital, as a cumulative effect adjustment, and recorded the initial recognition of a $294,000 warrant liability, to reflect the fair value of the warrants on that date. These adjustments resulted in a $2,325,000 decrease to the accumulated deficit. The fair value liability of these warrants was approximately $201,000 as of October 1, 2010. During the three months ended October 1, 2010 and September 25, 2009, the Company recorded other expense of $143,000 and $92,000, respectively, for the change in the fair value of the warrant liability. During the six months ended October 1, 2010 and September 25, 2009, the Company recorded other expense of $89,000 and $53,000, respectively, for the change in fair value of the warrant liability.

The fair value of the warrants was estimated using the Black-Scholes option pricing model using the following assumptions:

	October 1, 2010	September 25, 2009
Expected term (in years)	0.9 – 1.9	0.6 – 2.9
Volatility	60.78% - 67.92%	76.47% - 82.97%
Expected dividend	--	--
Risk-free interest rate	0.83% - 1.16%	0.58% - 1.16%

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

Note 8. Earnings Per Share

The Company’s net earnings per share calculations are in accordance with FASB ASC 260-10. Accordingly, basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares outstanding for each year. The calculation of earnings (loss) per share is as follows:

	Three months ended		Six months ended
Basic and Diluted	Oct. 1, 2010	Sept. 25, 2009	Oct. 1, 2010	Sept. 25, 2009
Weighted Average Basic Shares Outstanding	25,659,000	24,343,000	25,164,000	24,241,000
Dilutive effect of Stock Options and Warrants	--	--	--	--
Weighted Average Diluted Shares Outstanding	25,659,000	24,343,000	25,164,000	24,241,000
Net loss	$(398,000)	$(1,192,000)	$(671,000)	$(1,488,000)
Basic & diluted loss per share	$(0.02)	$(0.05)	$(0.03)	$(0.06)

The dilutive effect of stock options for the periods presented was not included in the calculation of diluted loss per share because to do so would have had an anti-dilutive effect as the Company had a net loss for these periods. As of October 1, 2010, the number of anti-dilutive shares excluded from diluted earnings per share totaled approximately 3.2 million shares, which includes 1.5 million anti-dilutive warrants.

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

Note 10. Subsequent Events

On November 12, 2010, the Company entered into an agreement with In-Q-Tel (IQT) to engineer a low cost terahertz anomaly detection device, and deliver multiple systems for evaluation. IQT, a not-for-profit, strategic investment firm that works on behalf of the U.S. Intelligence Community, is focused on identifying new and emerging commercial technologies that have the potential to give its customer agencies mission-advantage today and in the future. The agreement is a $1,800,000 development program designed to advance API's T-Ray 4000 ® product platform to accomodate increased anomaly detection needs and the Transportation Security Administration is providing funding to IQT for these development efforts.

The development agreement also includes a royalty agreement that is based on sales to entities other than the U.S. Government of the commercialized anomaly detection device developed under the development agreement. The proposed royalty has both a $5 million monetary cap and ten (10) year time limit associated with all sales.

Separately, the Company entered into a Securities Purchase Agreement (SPA) with IQT on November 4, 2010, pursuant to which API agreed to issue and IQT agreed to purchase approximately 198,524 shares of the Company’s Class A Common Stock at a price of $1.0074 per share. The closing of the SPA was subject to receipt of NYSE Amex approval and other closing conditions customary for transactions of this nature. On November 10, 2010, NYSE Amex approval was received and the parties satisfied the other closing conditions to the SPA on November 12, 2010, the following business day.

On November 10, 2010, the Company reached a non-binding agreement in principle with the holders of the Related Party Notes described in Notes 6 to the condensed consolidated financial statements to amend the repayment terms on the Related Party Notes. Under the non-binding agreement in principal, (i) the scheduled December 1, 2010 principal payment installment will be reduced from $450,000 to $150,000; (ii) the remaining $1,250,500 owed on the Related Party Notes (the Remaining Balance) will be paid in quarterly installments during the period commencing on March 1, 2011 and ending on September 1, 2012; (iii) the holders of the Related Party Notes will receive (x) a restructuring fee equal to twelve and one-half percent (12.5%) of the Remaining Balance, half of which will be  paid in cash and half of which will be paid in the form of shares of the Company’s Class A Common Stock (the Restructuring Shares) and (y) five (5) year warrants to purchase shares of the Company’s Class A Common Stock (the Warrants); and (iv) the interest rate on the Related Party Notes will increase from prime plus 1.0% to prime plus 2.0%. The PrivateBank and Trust Company has indicated it will accept the proposed amendment of the Related Party Notes in fulfillment of the condition of its loan agreement with the Company requiring the amendment of the Related Party Notes on or before December 1, 2010 (the Waiver).

On November 15, 2010, the Company and the holders of the Related Party Notes entered into a securities purchase agreement (SPA) pursuant to which (A) the Company will issue and/or deliver to the holders of the Related Party Notes at the closing of the SPA (i) the number of Restructuring Shares determined by dividing the equity portion of the restructuring fee by the closing price per share of the Company’s Class A Common Stock on NYSE Amex on the business day immediately preceding the date of the closing of the SPA (the Formula Price); (ii) Warrants with an initial exercise price per share equal to 120% of the Formula Price that will be initially exercisable for the number of shares of the Company’s Class A Common Stock determined by dividing an amount equal to twenty-five percent (25%) of the Remaining Balance by 120% of the Formula Price; (iii) the cash portion of the restructuring fee; (iv) an aggregate $5,000 expense reimbursement to cover costs incurred by the holders of the Related Party Notes in negotiating the note amendments and related documents; and (v) an executed counterpart to each holder’s respective note amendment and (B) each holder of the Related Party Notes will deliver to the Company at the closing of the SPA a copy of his respective note amendment. The closing of the SPA and the issuance of the Restructuring Shares, the Warrants and other closing deliverables are subject to (x) the receipt of NYSE Amex approval of an additional listing application covering the Restructuring Shares and the Warrants, (y) the receipt of an amendment memorializing the Waiver, and (z) other closing conditions customary for transactions of this nature.

On November 15, 2010, the Company also filed a universal shelf registration statement on Form S-3 with the SEC. When declared effective by the SEC, the shelf registration statement will allow the Company to sell up to $7 million of various securities. The Company has no commitment to sell any of its securities under this registration statement and the terms of any future sale or issuance of securities under this registration statement will be set forth in a prospectus supplement that will be filed with the SEC in connection with any such sales or issuance.

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

Global Economic Conditions
The credit markets and the financial services industry continue to experience a period of significant disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, severely diminished liquidity and credit availability and a significant level of intervention from the United States and other governments. Continued concerns about the systemic impact of potential long-term or widespread recession, energy costs, geopolitical issues, the availability and cost of credit, the global commercial and residential real estate markets and related mortgage markets and reduced consumer confidence have contributed to increased market volatility and diminished expectations for most developed and emerging economies. As a result of these market conditions, the cost and availability of capital and credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Continued turbulence in the United States and international markets and economies could restrict our ability to refinance our existing indebtedness, increase our costs of borrowing, limit our access to capital necessary to meet our liquidity needs and materially harm our operations or our ability to implement our business strategy.

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

Impairment of Long-Lived Assets
As of October 1, 2010 and March 31, 2010, our consolidated balance sheet included $4.6 million in goodwill. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our business acquisitions.

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

As evidenced above, our stock price and control premium are significant factors in assessing our fair value for purposes of the goodwill impairment assessment. Our stock price can be affected by, among other things, changes in industry or market conditions, changes in our results of operations, and changes in our forecasts or market expectations relating to future results. Significant turmoil in the financial markets and weakness in macroeconomic conditions globally contributed to volatility in our stock price during the first half of FY 2011. Our stock price has increased from a low of $0.42 to a high of $0.99 during the first half of FY 2011. As of October 1, 2010, our stock price was $0.99 and thus, as of October 1, 2010, our market capitalization exceeded our book value. After updating our control premium analysis to include recent transaction data, the control premium averaged 62%. The current macroeconomic environment, however, continues to be challenging and we cannot be certain of the duration of these conditions and their potential impact on our stock price performance. If our stock price declines substantially and our market capitalization falls below our carrying value for a sustained period, it is reasonably likely that a goodwill impairment assessment prior to the next annual review in the fourth quarter of fiscal 2011 would be necessary and an impairment of goodwill may be recorded. A non-cash goodwill impairment charge would have the affect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

The carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value. The Company’s evaluation for the fiscal year ended March 31, 2010 indicated there were no impairments. There were no events or changes in circumstances that indicated a potential impairment has occurred during the three-months ended October 1, 2010.

Deferred Tax Asset Valuation Allowance
The Company records deferred income taxes for the future tax consequences of events that were recognized in the Company’s financial statements or tax returns. The Company records a valuation allowance against deferred tax assets when, in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future. Consistent with the March 31, 2010 10-K, the Company has a full valuation allowance on its net Deferred Tax Assets as of October 1, 2010.

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

Revenues by market consisted of the following (dollars in thousands):

	Three months ended				Six months ended
Revenues	Oct. 1, 2010		Sept. 25, 2009		Oct. 1, 2010		Sept. 25, 2009
Telecommunications	$2,115	30%	$1,489	28%	$3,914	29%	$3,189	28%
Industrial	3,250	46%	1,864	34%	6,706	51%	3,990	35%
Sensing/NDT
Military/Aerospace	1,460	21%	1,813	33%	2,403	18%	3,750	33%
Medical	174	3%	138	3%	229	2%	260	2%
Homeland Security	--	--	120	2%	--	--	169	2%
Total Revenues	$6,999	100%	$5,424	100%	$13,252	100%	$11,358	100%

The Company’s revenues for the quarter ended October 1, 2010 were approximately $7.0 million, an increase of 29% (or $1.6 million) from revenues of $5.4 million for the quarter ended September 25, 2009. Year to date revenues were approximately $13.3 million, 17% higher (or approximately $1.9 million) than the prior year.

Telecommunications revenue in the second quarter of FY 2011 was $2.1 million, an increase of approximately 42% ($626,000) over the prior year second quarter. For the six-month period ended October 1, 2010, revenues were $3.9 million, up $725,000 (23%) over the prior year. This increase in the Company’s telecommunications revenue is an indication that our customers are recovering from the economic recession and increasing investment in the rapidly growing 40G and emerging 100G infrastructure. The Company expects telecommunication revenue to have accelerating growth during the remainder of fiscal year 2011.

Industrial Sensing/NDT market revenue was approximately $3.3 million in Q2 2011 and $6.7 million for the six-month period, increases of 74% (or $1.4 million) and 68% (or $2.7 million) from the comparable prior year periods. This growth reflects a strengthening in our industrial markets as the economy continues to recover from the economic recession and additional revenue from our Terahertz NDT application development contracts to inspect the F-35 Joint Strike Fighter. The Company expects substantial growth in the industrial/NDT market for fiscal year 2011.

Military/Aerospace market revenue in the second quarter of FY 2011 was $1.5 million, a decrease of 20% (or $353,000) from the comparable prior year revenues of $1.8 million. Military/Aerospace market revenues for the six-month period were approximately $2.4 million, 36% lower (or approximately $1.3 million) than the comparable prior year period. This decrease was attributable primarily to the timing of customer order releases. The Company’s expects military revenues to result in low to moderate growth during the remainder of fiscal year 2011.

Medical market revenues in the second quarter of FY 2011 were $174,000, an increase of $36,000 (or 27%) from the prior year second quarter of $138,000. Revenues for the six-months ending October 1, 2010 were $229,000, down $31,000 (12%) from the prior year. This decrease was primarily a result of the Company’s decision to eliminate business at a customer that did not meet its profitability criteria. The Company expects Medical market revenues to grow over the balance of the fiscal year 2011.

Homeland Security revenues in Q2 2011 and for the six-month period were zero, compared to $120,000 (Q2 2010) and $169,000 (six-months ended September 2009). This decrease was the result of the completion of the Terahertz development contract from the Department of Homeland Security for the Nuclear Gauge feasibility demonstration completed in September 2009. The Company expects Homeland Security revenues for balance of fiscal year 2011 to increase substantially.

Gross Profit
Gross profit for Q2 2011 was $2.9 million compared to $2.1 million for Q2 2010, an increase of $840,000 on an increase in revenue volume of 29% (or $1.6 million). Gross profit margins increased 9% to 42% of sales for Q2 2011 compared to 38% of sales for the comparable prior year. The higher gross profit margin for Q2 2011 was due primarily to volume, offset partially by product mix, 100G HSOR Telcordia qualification costs and low hybrid assembly manufacturing yields on 40G and new 100G line side products.

Year to date Gross profit was $5.8 million (or 44% of revenue), compared to the first six months of FY 2010 of $5.1 million (or 45% of revenue). The lower gross profit margin for the first six months was due primarily to 100G HSOR Telcordia qualification expenses and high scrap and rework expenses associated with manufacturing of 40G and 100G line side products, partially offset by favorable product mix.

Operating Expenses
Total operating expenses were $3.1 million during Q2 2011, the same as Q2 2010, primarily due to general and administrative expenses (G&A) cost savings initiatives and lower amortization expense on intangible assets, partially offset by an increase in R&D expenses.

Total operating expenses for the six-month period ended October 1, 2010 were $6.3 million, approximately the same as compared to the same prior year period. This was primarily driven by SG&A cost savings initiatives, lower amortization expense, and the completion of the Wafer Fabrication consolidation in Q1 2010, partially offset by a slight increase in R&D expenses and sales and marketing expenses related to the increase in revenue. The Company expects operating expenses to increase in the second half of FY 2011 as the Company reinstates some of the benefits and lifts the wage freeze.

Research, development and engineering (RD&E) expenses of $1.3 million increased by $136,000 in Q2 2011 compared to Q2 2010, primarily due to higher spending on product development in our high speed optical receiver (HSOR) product platform and our THz application development for the F-35 Joint Strike Fighter.

RD&E expenses were $361,000 higher for the six month period ended October 1, 2010 compared to the six month period ended September 25, 2009 of $2.2 million. The Company expects to increase investment in the next generation 40G/100G HSOR products and THz application and market development in fiscal year 2011 in order to gain HSOR market share and move THz from the laboratory to the factory floor.

Sales and marketing expenses increased 1% to $424,000 in Q2 2011, as compared to $418,000 for Q2 2010, as a result of revenue increase.

Sales and marketing expenses increased 3% to $897,000 for the six month period ended October 1, 2010, compared to $869,000 for six month period ended September 25, 2009. As the economy rebounds and revenues improve, the Company will continue to focus its sales and marketing activities in our growth markets. As a result, we expect increases in sales and marketing expenses in the second half of the fiscal year.

Total G&A decreased 3%, to approximately $952,000 in Q2 2011 as compared to $981,000 in Q2 2010. The decrease was primarily attributable to the Company’s cost savings initiatives resulting in labor and other spending reductions.

Total general and administrative expenses (G&A) decreased by $190,000 (or 9%), to approximately $2.0 million for the six month period ended October 1, 2010, compared to $2.2 million for six month period ended September 25, 2009. This 9% decrease was primarily attributable to the Company’s cost savings initiatives resulting from labor and other spending reductions. The Company expects an increase in G&A expenses for fiscal year 2011 compared to 2010, primarily driven by the reinstatement of wage increases and the Company 401(K) matching benefit in the second half of the fiscal year.

Amortization expense of $408,000 in Q2 2011 was $110,000 lower compared to Q2 2010. For the six month period ended October 1, 2010, amortization expense decreased 21% to $814,000 compared to $1.0 million for the six month period ended September 25, 2009. The Company’s utilizes the cash flow amortization method on the majority of its intangible assets.

The non-cash expensing of stock option and restricted stock grants included in operating expenses was $56,000 for the three month period ended October 1, 2010 compared to $130,000 for the three months ended September 25, 2009, a decrease of $74,000.

The non-cash expensing of stock option and restricted stock grants included in operating expenses was $74,000 for the six month period ended October 1, 2010 compared to $225,000 for the six months ended September 25, 2009, a decrease of $151,000.

Other Income (Expense), net
Interest income for Q2 2011 was $1,000, compared to $2,000 for Q2 2010. Interest income for the six month period ended October 1, 2010 totaled approximately $2,000, compared to $3,000 for the six month period ended September 25, 2009, due to lower interest rates and lower cash balances available for short-term investments.

Interest expense in Q2 2011 was $71,000 compared to $84,000 in Q2 2010, a decrease of $13,000 (or 15%). Interest expense for the six month period ended October 1, 2010 was $136,000, compared to $165,000 for the six month period ended September 25, 2009, a decrease of $29,000 (or 18%). The Company incurred lower interest expense to banks and related parties, primarily due to the combination of lower debt obligations and lower interest rates.

As discussed in Note 7 to the Condensed Consolidated Financial Statements, FASB guidance on determining whether instruments granted in share-based payment transactions are participating securities requires our outstanding warrants to be recorded as a liability at fair value with subsequent changes in fair value recorded in earnings. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent that the fair value of the warrant liability increases or decreases, the Company records an expense or income in our statements of operations. The expense of $143,000 on the change in fair value of the warrant liability in the second quarter of FY 2011 is primarily due to the change in the stock price, expected volatility, interest rates and contractual life of the warrants which are the primary assumptions applied to the Black-Scholes model used to calculate the fair value of the warrants.

For the six month period ended October 1, 2010, the Company incurred a net expense of $89,000 on the change in fair value of the warrant liability.

The Company incurred a net loss for Q2 2011 of approximately $398,000 ($0.02 per share), as compared to a net loss of $1.2 million ($0.05 per share) in Q2 2010, a decrease in loss of approximately $794,000.

Net loss for the six month period ended October 1, 2010 was $671,000 ($0.03 per share), as compared to a net loss of $1.5 million ($0.06 per share) for the comparable prior year periods, a decrease in loss of approximately $817,000. This decrease in losses for the quarter and on a year-to-date basis is primarily attributable to higher revenue which resulted in higher gross margins.

Fluctuation in Operating Results

The Company’s operating results may fluctuate from period to period and will depend on numerous factors, including, but not limited to, customer demand and market acceptance of the Company’s products, new product introductions, product obsolescence, component price fluctuation, manufacturing inefficiencies, varying product mix, and other factors. If demand does not meet the Company’s expectations in any given quarter, the sales shortfall may result in an increased impact on operating results due to the Company’s inability to adjust operating expenditures quickly enough to compensate for such shortfall. The Company’s results of operations could be materially adversely affected by changes in economic conditions, governmental or customer spending patterns for the markets it serves. The current turbulence in the global financial markets and its potential impact on global demand for our customers’ products and their ability to finance capital expenditures could materially affect the Company’s operating results. In addition, any significant reduction in defense spending as a result of a change in governmental spending patterns could reduce demand for the Company’s product sold into the military market.

Liquidity and Capital Resources

At October 1, 2010, the Company had cash and cash equivalents of $1.5 million, a decrease of $251,000 from the March 31, 2010 balance of $1.8 million. The lower balance is attributable to an increase of cash from operating activities of $644,000, offset by a decrease from investing activities of $605,000 and a decrease of $290,000 from financing activities.

Operating Activities
The increase of $644,000 in cash resulting from operating activities was primarily attributable to net cash provided by operations of $781,000, offset by net cash used for operating assets and liabilities of $137,000. This net cash decrease from operating assets and liabilities was primarily the result of an increase in net accounts receivable of $736,000, an increase in inventories of $777,000, an increase in prepaid and other assets of $235,000, offset by an increase in accounts payable and accrued expenses of $1.6 million. Cash provided by operations of $781,000 included a loss from operations of $671,000, offset by $1.5 million in depreciation, amortization, change in warrant liability fair value and stock-based compensation expenses.

Investing Activities
The Company used $605,000 in investing activities including capital expenditures of $449,000 and patent expenditures of $156,000.

Financing Activities
For the six-months ended October 1, 2010, $290,000 was used in financing activities, comprised primarily of payments on our bank term loan ($253,000) and on our MEDC and MSF loans ($38,000).

On June 25, 2010, the Company and The PrivateBank and Trust Company entered into a second amendment to the credit agreement. The amendment increased the interest rate from prime plus 1% to prime plus 2%. Furthermore, financial covenants were amended. According to the terms of the amended agreement, the minimum Debt Service Coverage ratio is 1.0 to 1.0 for the first three quarters of fiscal 2011 and 1.2 to 1.0 thereafter. The minimum Adjusted EBITDA level is measured on a trailing three month basis for the July 2, 2010 ($190,000), October 1, 2010 ($190,000), December 31, 2010 ($260,000) and March 31, 2011 ($400,000) test dates and thereafter on a trailing twelve month basis ($1,160,000). The minimum Net Worth requirement is $13.0 million for the first quarter of FY 2011, $12.5 million for the second quarter of FY 2011, $12.1 million for the third quarter of FY 2011 and $11.8 million for the fourth quarter of FY 2011. The Company was in compliance with its financial covenants in Q2 2011. In addition to the financial covenants, the second amendment required the Company to amend the secured promissory notes issued to our CFO and CTO in connection with the Company’s acquisition of their respective equity interests in Picometrix, Inc. in 2005 (the Related Party Notes) to defer the December 1, 2010 and March 1, 2011 installment payments owed under the Related Party Notes. Failure to amend the Related Party Notes by August 25, 2010 would constitute an event of default under the credit agreement.

On August 27, 2010, the Company executed a third amendment to the credit agreement with The PrivateBank and Trust Company. The third amendment (1) increased the amount of proceeds from equity issuances that the Company may use to make payments in respect of the Company’s existing indebtedness under the Related Party Notes and (2) extended the deadline set forth in the second amendment for amending the Related Party Notes from August 25, 2010 to December 1, 2010.

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

The Company believes that existing cash and cash equivalents and cash flow from future operations, in conjunction with the current amended credit facility will be sufficient to fund our anticipated cash needs at least for the next twelve months. However, we may require additional financing to fund our operations in the future and there can be no assurance that additional funds will be available, especially if we experience operating results below expectations, or, if financing is available, there can be no assurance as to the terms on which funds might be available. If adequate financing is not available as required, or is not available on favorable terms, our business, financial position and results of operations will be adversely affected.

Recent Pronouncements and Accounting Changes
See “Note 2. Recent Pronouncements and Accounting Changes” in the Condensed Consolidated Financial Statements regarding the effect of certain recent accounting pronouncements on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At October 1, 2010, most of the Company’s interest rate exposure is linked to the prime rate, subject to certain limitations, offset by cash investments indexed to the prime rate. As such, the Company is at risk to the extent of changes in the prime rate and does not believe that moderate changes in the prime rate will materially affect our operating results or financial condition.

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

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended October 1, 2010 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

The Company has listed below additional risk factors not mentioned in prior filings.

We have previously violated certain covenants under our Loan Agreement with The PrivateBank and Trust Company.

At March 31, 2010, the company was not in compliance with the financial covenants under its loan agreement (the “Loan Agreement”) with The PrivateBank and Trust Company (the “Lender”). This constituted an event of default under the terms of our Loan Agreement which gave the Lender the ability to provide us with notice that it is exercising its rights under the Loan Agreement to demand payment in full of the outstanding indebtedness under our Loan Agreement.

On June 25, 2010, the company and the Lender entered into a second amendment to the Loan Agreement (the “Second Amendment”) pursuant to which the Lender waived any event of default under the Loan Agreement resulting from the covenant violations for the fiscal quarters ended December 31, 2009 and March 31, 2010 (the “covenant violations”). Among other things, the Second Amendment (1) updated the financial covenants (as defined in the Second Amendment) and (2) required the company to amend the secured promissory notes (the “Picometrix Notes”) issued to Robin Risser and Steve Williamson, the company’s CFO and CTO, respectively (the “Note Holders”), in connection with the company’s’ acquisition of Picometrix, Inc. on May 2, 2005 by August 25, 2010 to defer the payment of the remaining fourth and fifth installment payments owed under the Picometrix Notes (the “Amendment Undertaking”). Under the Second Amendment, failure to satisfy the Amendment Undertaking by August 25, 2010 would constitute an event of default under the Loan Agreement.

On August 27, 2010, the company and the Lender entered into a third amendment to the Loan Agreement (the “Third Amendment”) pursuant to which the Lender waived any event of default under the Loan Agreement resulting from the company’s failure to satisfy the Amendment Undertaking. Among other things, the Third Amendment (1) increased the amount of proceeds from equity issuances that the company may use to make payments in respect of the Picometrix Notes and (2) extended the deadline set forth in the Second Amendment for amending the Picometrix Notes from August 25, 2010 to December 1, 2010.

While we believe we have good relations with our Lender, we can provide no assurance that we will be able to obtain waivers or amendments if future covenant violations occur under our Loan Agreement. Failure to obtain such waivers or amendments, if necessary, could materially affect our business, financial condition and results of operations.

We are required to amend the secured promissory notes issued to our CFO and CTO by December 1, 2010.

The Picometrix Notes bear an interest rate of prime plus 1.0% and are secured by all of the intellectual property of Picometrix, LLC (formerly known as Picometrix, Inc.), a wholly-owned subsidiary of the company. As noted above, under the terms of our Loan Agreement with our Lender, we are required to amend the Picometrix Notes by December 1, 2010 to defer the payment of the remaining fourth and fifth installment payments owed there under. Failure to amend the Picometrix Notes by December 1, 2010 will constitute an event of default under our Loan Agreement, which will give the Lender the ability to provide us with notice that it is exercising its rights under the Loan Agreement to demand payment in full of the outstanding indebtedness under our Loan Agreement. Our business could be materially harmed and our results of operations could be adversely affected if the outstanding indebtedness under our Loan Agreement were accelerated.

On November 10, 2010, we reached non-binding agreement in principle with the Note Holders to amend the repayment terms on the Picometrix Notes. Under the non-binding agreement in principle, (i) the scheduled December 1, 2010 principal payment installment will be reduced from $450,000 to $150,000; (ii) the remaining $1,250,500 owed on the Picometrix Notes (the Remaining Balance) will be paid in quarterly installments during the period commencing on March 1, 2011 and ending on September 1, 2012; (iii) the Note Holders will receive (x) a restructuring fee equal to twelve and one-half percent (12.5%) of the Remaining Balance, half of which will be paid in cash and half of which will be paid in the form of shares of our Class A Common Stock (the Restructuring Shares) and (y) five (5) year warrants to purchase shares of our Class A Common Stock (the Warrants); and (iv) the interest rate on the Picometrix Notes will increase from prime plus 1.0% to prime plus 2.0%. The Lender has indicated it will accept the proposed amendment of the Picometrix Notes in fulfillment of the condition of the Loan Agreement requiring us to amend the Picometrix Notes on or before December 1, 2010 (the “Waiver”).

On November 15, 2010, the company and the Note Holders entered into a securities purchase agreement (the “SPA”) pursuant to which (A) we will issue and/or deliver to the Note Holders at the closing of the SPA (i) the number of Restructuring Shares determined by dividing the equity portion of the restructuring fee by the closing price per share of our Class A Common Stock on NYSE Amex on the business day immediately preceding the date of the closing of the SPA (the Formula Price); (ii) Warrants with an initial exercise price per share equal to 120% of the Formula Price that will be initially exercisable for the number of shares of our Class A Common Stock determined by dividing an amount equal to twenty-five percent (25%) of the Remaining Balance by 120% of the Formula Price; (iii) the cash portion of the restructuring fee; (iv) an aggregate $5,000 expense reimbursement to cover costs incurred by the Note Holders in negotiating the note amendments and related documents; and (v) an executed counterpart to each Note Holders respective note amendment and (B) each Note Holder will deliver to us at the closing of the SPA a copy of his respective note amendment. The closing of the SPA and the issuance of the Restructuring Shares, the Warrants and other closing deliverables are subject to (x) the receipt of NYSE Amex approval of an additional listing application covering the Restructuring Shares and the Warrants, (y) the receipt of an amendment memorializing the Waiver, and (z) other closing conditions customary for transactions of this nature. No assurance can be given that all the closing conditions will be satisfied prior to the required December 1, 2010 deadline set forth in the Loan Agreement.

We may be liable for damages based on product liability claims brought against our customers in our end-use markets.

Many of our products may provide critical performance attributes to our customers’ products that will be sold to end users who could potentially bring product liability suits in which we could be named as a defendant. The sale of these products involves the risk of product liability claims. If a person were to bring a product liability suit against one of our customers, this customer may attempt to seek contribution from us. A person may also bring a product liability claim directly against us. A successful product liability claim or series of claims against us in excess of our insurance coverage for payments, for which we are not otherwise indemnified, could have a material adverse effect on our financial condition or results of operations. We have acquired product liability coverage of up to $4.0 million.

Our current and planned systems, procedures and controls may not be adequate to support our future operations.

The laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules adopted or proposed by the SEC, will result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements. New rules could make it more difficult or more costly for us to comply with regulatory requirements, including our reporting obligations under the Exchange Act, and obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs to comply with any new rules and regulations, or if compliance can be achieved.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed in the Company’s definitive Proxy Statement filed with SEC on July 15, 2010, pursuant to Company’s 2007 Equity Incentive Plan (Equity Plan), on September 1 of each year, each then serving non-employee Company director receives an automatic annual stock grant covering that number of shares of the Company’s Class A Common Stock having a fair market value of $25,000 on the date of grant, which fully vests on the six month anniversary of the grant date. In accordance with the Equity Plan, on September 1, 2010, the Company granted 153,844 shares of Restricted Class A Common Stock to the Company’s four (4) non-employee Company directors at an exercise price of $0.65 per share. These shares are considered fully vested six months from the grant date.

On September 24, 2010, the Company granted 15,000 shares of Restricted Class A Common Stock to an outside firm at an exercise price of $0.82 per share in exchange for services for the benefit of API. These shares are considered fully vested six months from the grant date.

Item 3. Defaults upon Senior Securities

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

The following documents are filed as Exhibits to this report:

Exhibit No.
10.1	Third amendment dated August 27, 2010 to the Loan Agreement between Advanced Photonix, Inc. and The PrivateBank and Trust Company – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed August 27, 2010.

31.1	Certificate of the Registrant’s Chairman, Chief Executive Officer, and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Registrant’s Chief Financial Officer, and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Photonix, Inc.
       (Registrant)

November 15, 2010

/s/ Richard Kurtz
Richard Kurtz
Chairman, Chief Executive Officer, President
and Director

/s/ Robin Risser
Robin Risser
Chief Financial Officer
and Director