Form 10-Q
period 2010-12-31
ADVANCED PHOTONIX INC
filed 2011-02-14
CIK 869986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2010
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
YES ☐         NO ☑

As of February 9, 2011, there were 29,149,307 shares of Class A Common Stock, $.001 par value, outstanding.

Advanced Photonix, Inc.
Form 10-Q
For the Quarter Ended December 31, 2010

Exhibit 10.7 Class A Common Stock Purchase Warrants – Related Parties – Steve Williamson
Exhibit 10.8 5th Amendment to Secured Promissory Note - Risser
Exhibit 10.9 5th Amendment to Secured Promissory Note - Williamson
Exhibit 10.10 4th Amendment to Loan Agreement with The PrivateBank
Exhibit 31.1 Section 302 Certification of Chief Executive Officer
Exhibit 31.2 Section 302 Certification of Chief Financial Officer
Exhibit 32.1 Section 906 Certification of Chief Executive Officer
Exhibit 32.2 Section 906 Certification of Chief Financial Officer

PART I -- FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Advanced Photonix, Inc.
Condensed Consolidated Balance Sheets

	December 31, 2010	March 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,188,000	$1,762,000
Accounts receivable, net	4,186,000	2,679,000
Inventories	4,776,000	3,656,000
Prepaid expenses and other current assets	268,000	200,000
Total current assets	10,418,000	8,297,000
Equipment and leasehold improvements, net	3,514,000	3,284,000
Goodwill	4,579,000	4,579,000
Intangibles and patents, net	6,089,000	7,096,000
Restricted cash	500,000	500,000
Other assets	276,000	99,000
Total Assets	$25,376,000	$23,855,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,562,000	$1,006,000
Accrued compensation	724,000	530,000
Accrued interest	51,000	640,000
Accrued warrant liability	428,000	111,000
Other accrued expenses	1,409,000	1,071,000
Current portion of long-term debt - related parties	525,000	1,401,000
Current portion of long-term debt - bank term loan	434,000	434,000
Current portion of long-term debt - bank line of credit	1,994,000	--
Current portion of long-term debt – MEDC/MSF	506,000	254,000
Total current liabilities	8,633,000	5,447,000
Long-term debt, less current portion – related parties	725,000	--
Long-term debt, less current portion – MEDC/MSF	1,589,000	1,970,000
Long-term debt, less current portion - bank line of credit	--	1,394,000
Long-term debt, less current portion - bank term loan	362,000	687,000
Total liabilities	11,309,000	9,498,000

Commitments and contingencies
Shareholders' equity:
Class A redeemable convertible preferred stock, $.001 par value; 780,000 shares authorized; 40,000 shares outstanding	--	--
Class A Common Stock, $.001 par value, 100,000,000 authorized;
December 31, 2010 – 26,041,199 shares issued and outstanding, March 31, 2010
– 24,463,978 shares issued and outstanding	26,000	24,000
Additional paid-in capital	51,192,000	50,164,000
Accumulated deficit	(37,151,000)	(35,831,000)
Total shareholders' equity	14,067,000	14,357,000
Total Liabilities and Shareholders’ Equity	$25,376,000	$23,855,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31, 2010	December 25, 2009	December 31, 2010	December 25, 2009
Sales, net	$7,720,000	$4,588,000	$20,972,000	$15,947,000
Cost of products sold	4,636,000	3,009,000	12,068,000	9,306,000
Gross profit	3,084,000	1,579,000	8,904,000	6,641,000

Operating expenses:
Research, development and engineering	1,362,000	1,183,000	3,953,000	3,413,000
Sales and marketing	455,000	380,000	1,352,000	1,249,000
General and administrative	1,028,000	998,000	2,992,000	3,152,000
Amortization expense	409,000	518,000	1,223,000	1,552,000
Wafer fabrication relocation expenses	--	--	--	40,000
Total operating expenses	3,254,000	3,079,000	9,520,000	9,406,000
Loss from operations	(170,000)	(1,500,000)	(616,000)	(2,765,000)

Other income (expense):
Interest income	--	1,000	2,000	4,000
Interest expense	(50,000)	(66,000)	(156,000)	(202,000)
Interest expense, related parties	(15,000)	(15,000)	(45,000)	(44,000)
Change in fair value of warrant liability	(97,000)	174,000	(186,000)	121,000
Loss on debt extinguishment	(318,000)	--	(318,000)	--
Other income/(expense)	1,000	62,000	(1,000)	54,000

Net loss	$(649,000)	$(1,344,000)	$(1,320,000)	$(2,832,000)

Basic and diluted loss per share	$(0.03)	$(0.05)	$(0.05)	$(0.12)
Weighted average common shares outstanding
Basic and diluted	25,908,000	24,483,000	25,410,000	24,323,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31, 2010	December 25, 2009
Cash flows from operating activities:
Net loss	$(1,320,000)	$(2,832,000)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	707,000	847,000
Amortization	1,223,000	1,552,000
Stock based compensation expense	158,000	303,000
Change in fair value of warrant liability	186,000	(121,000)
Loss on debt extinguishment	318,000	--
Changes in operating assets and liabilities:
Accounts receivable – net	(1,507,000)	779,000
Inventories	(1,119,000)	(12,000)
Prepaid expenses and other assets	(245,000)	192,000
Accounts payable and accrued expenses	1,904,000	(187,000)
Net cash provided by operating activities	305,000	521,000

Cash flows from investing activities:
Capital expenditures	(937,000)	(93,000)
Patent expenditures	(216,000)	(182,000)
Net cash used in investing activities	(1,153,000)	(275,000)

Cash flows from financing activities:
Borrowings on bank line of credit	600,000	--
Payments on bank term loan	(325,000)	(326,000)
Payments on notes payable – MEDC/MSF	(129,000)	--
Payments on notes payable – related parties	(151,000)	--
Proceeds from issuance of common stock	279,000	--
Proceeds from exercise of stock options	--	15,000
Net cash provided by (used in) financing activities	274,000	(311,000)
Net decrease in cash and cash equivalents	(574,000)	(65,000)
Cash and cash equivalents at beginning of period	1,762,000	2,072,000
Cash and cash equivalents at end of period	$1,188,000	$2,007,000

Supplemental disclosure of cash flow information:	December 31, 2010	December 25, 2009
Cash paid for income taxes	$--	--
Cash paid for interest	$223,000	$136,000
Non-cash financing activities:
Conversion of accrued MEDC loan interest to common stock	$562,000	$--

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Notes to Condensed Consolidated Financial Statements
December 31, 2010

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, Silicon Sensors Inc. (“SSI”) and Picometrix, LLC (“Picometrix”). The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included.  Operating results for the three-month period ended December 31, 2010 are not necessarily indicative of the results that may be expected for the balance of the fiscal year ending March 31, 2011.

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

Note 3.  Share-Based Compensation

The Company has five stock equity plans:  The 1990 Incentive Stock Option and Non-Qualified Stock Option Plan, the 1991 Directors’ Stock Option Plan (the “Directors’ Plan”), the 1997 Employee Stock Option Plan, the 2000 Stock Option Plan and the 2007 Equity Incentive Plan.  As of December 31, 2010, under all of our plans, there were 7,200,000 shares authorized for issuance, with 1,353,766 shares remaining available for future grant.

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

The following table summarizes information regarding options outstanding and options exercisable at December 25, 2009 and December 31, 2010 and the changes during the periods then ended:

	Number of Options Outstanding (000’s)	Weighted Average Exercise Price per Share	Number of Shares Exercisable (000’s)	Weighted Average Exercise Price per Share

Balance of March 31, 2009	2,746	$1.92	2,374	$1.93
Granted	78	$0.63
Exercised	--	--
Expired	(20)	$1.80
Balance of June 26, 2009	2,804	$1.92	2,493	$1.92
Granted	--	--
Exercised	--	--
Expired	(10)	$2.12
Balance of September 25, 2009	2,794	$1.88	2,547	$1.94
Granted	--	--
Exercised	(30)	$0.52
Expired	(78)	$1.07
Balance of December 25, 2009	2,686	$1.92	2,474	$1.96

	Number of Options Outstanding (000’s)	Weighted Average Exercise Price per Share	Number of Shares Exercisable (000’s)	Weighted Average Exercise Price per Share

Balance of March 31, 2010	2,604	$1.86	2,402	$1.89
Granted	156	$0.44
Exercised	--	--
Expired	(27)	$1.61
Balance of July 2, 2010	2,733	$1.78	2,438	$1.89
Granted	8	$2.56
Exercised	--	--
Expired	(350)	$3.19
Balance of October 1, 2010	2,391	$1.57	2,117	$1.67
Granted	25	$1.01
Exercised	--	--
Expired	(21)	$0.79
Balance of December 31, 2010	2,395	$1.57	2,167	$1.65

Information regarding stock options outstanding as of December 31, 2010 is as follows:

	Options Outstanding
Price Range	Shares (in 000s)	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.44 - $1.25	910	$0.71	8.39
$1.50 - $2.50	1,172	$1.91	5.18
$2.56 - $5.34	313	$2.83	4.78

	Options Exercisable
Price Range	Shares (in 000s)	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.44 - $1.25	754	$0.74	6.68
$1.50 - $2.50	1,100	$1.93	5.00
$2.56 - $5.34	313	$2.83	4.76

The intrinsic value of options exercised during the nine months ended December 31, 2010 was zero since no options were exercised and approximately $7,200 during the nine months ended December 25, 2009.

During fiscal year 2010 and fiscal year 2011, restricted shares were issued to certain individuals.  The restricted share transactions are summarized below:

	Shares (000’s)	Weighted Average Grant Date Fair Value

Unvested, March 31, 2009	29	$1.50
Granted	195	$0.65
Vested	(29)	$1.50
Expired	--	--
Unvested, June 26, 2009	195	$0.65
Granted	149	$0.67
Vested	(160)	$0.65
Expired	--	--
Unvested, September 25, 2009	184	$0.67
Granted	--	--
Vested	(10)	$0.66
Expired	--	--
Unvested, December 25, 2009	174	$0.66

	Shares (000’s)	Weighted Average Grant Date Fair Value

Unvested, March 31, 2010	25	$0.63
Granted	70	$0.44
Vested	(25)	$0.63
Expired	--	--
Unvested, July 2, 2010	70	$0.44
Granted	169	$0.67
Vested	--	--
Expired	--	--
Unvested, October 1, 2010	239	$0.60
Granted	--	--
Vested	--	--
Expired	--	--
Unvested, December 31, 2010	239	$0.60

The Company estimates the fair value of stock-based awards utilizing the Black-Scholes pricing model for stock options using the intrinsic value for restricted stock. The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The Black-Scholes fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include:

●
The time period that stock-based awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s short-cut approach pursuant to SAB No. 107, “Disclosure About Fair Value of Financial Statements”. The expected term assumption for awards issued during the three month periods ended December 31, 2010 and December 25, 2009 was 6.3 years. As additional evidence develops from the employee’s stock trading history, the expected term assumption will be refined to capture the relevant trends.

●
The future volatility of the Company’s stock has been estimated based on the weekly stock price from the acquisition date of Picometrix LLC (May 2, 2005) to the date of the latest stock grant. The expected volatility assumption for awards issued during the three month periods ending December 31, 2010 and December 25, 2009 averaged 65% and 70%, respectively. As additional evidence develops, the future volatility estimate will be refined to capture the relevant trends.

●
A dividend yield of zero has been assumed for awards issued during the three month periods ended December 31, 2010 and December 25, 2009, based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.

●
The Company has based its risk-free interest rate assumption for awards issued during the three month periods ended December 31, 2010 and December 25, 2009 on the implied yield available on U.S. Treasury issues with an equivalent expected term, which averaged 2.0% and 2.2% during the respective periods.

●
The forfeiture rate, for awards issued during the three month periods ended December 31, 2010 and December 25, 2009, were approximately 26.0% and 19.0%, respectively, and was based on the Company’s actual historical forfeiture trend.

The Company’s stock-based compensation expense is classified in the table below:

	Three months ended		Nine months ended
	Dec. 31, 2010	Dec. 25, 2009	Dec. 31, 2010	Dec. 25, 2009
Cost of Products Sold	$5,000	$3,000	$12,000	$12,000
Research and
Development expense	12,000	9,000	27,000	61,000
General and
Administrative expense	65,000	63,000	110,000	217,000
Sales and Marketing
expense	2,000	3,000	9,000	13,000
Total Stock Based
Compensation	$84,000	$78,000	$158,000	$303,000

At December 31, 2010, the total stock-based compensation expense related to unvested stock options and restricted shares granted to employees under the Company’s stock option plans but not yet recognized was approximately $132,000. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 2.2 years and will be adjusted for subsequent changes in estimated forfeitures.

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

The Company maintains cash balances at four financial institutions that are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  As of December 31, 2010, the Company had cash at two financial institutions in excess of federally insured amounts.  As excess cash is available, the Company invests in short-term and long-term investments, primarily consisting of Government Securities Money Market instruments, and Repurchase agreements.  As of December 31, 2010, cash deposits held at financial institutions in excess of FDIC insured amounts of $250,000 were approximately $1.2 million.   As of March 31, 2010, cash deposits held at financial institutions in excess of FDIC insured amounts of $250,000 were approximately $1.8 million.

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. At December 31, 2010, two customers individually comprised 10% or more of receivables (28.8% of total accounts receivable).   As of March 31, 2010, one customer individually comprised 10% or more of receivables (10.6% of total accounts receivable).  For the three months ended December 31, 2010, the Company had two customers that comprised 10% or more of revenue, and combined accounted for 23.8%.  For the three months ended December 25, 2009, one customer comprised 10% or more of revenue.

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

Accounts receivable are unsecured and the Company is at risk to the extent such amount becomes uncollectible.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Any unanticipated change in the customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur.   The allowance for doubtful accounts was $47,000 and $51,000 on December 31, 2010 and March 31, 2010, respectively.

Inventories - Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (on a first in, first out method) or market. Inventories consist of the following at December 31, 2010 and March 31, 2010:

	December 31, 2010	March 31, 2010
Raw material	$3,208,000	$2,375,000
Work-in-process	1,273,000	867,000
Finished products	295,000	414,000
Inventories, net	$4,776,000	$3,656,000

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

Intangible Assets - Intangible assets that have definite lives consist of the following (dollars in thousands):

		December 31, 2010
	Weighted Average Lives in Years	Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net
Non-Compete agreement	3	Cash Flow	$130	$130	$--
Customer list	15	Straight Line	475	356	119
Trademarks	15	Cash Flow	2,270	762	1,508
Customer relationships	5	Cash Flow	1,380	1,380	--
Technology	10	Cash Flow	10,950	7,530	3,420
Patents pending			646	--	646
Patents	10	Straight Line	559	163	396
Total Intangibles			$16,410	$10,321	$6,089

		March 31, 2010
	Weighted Average Lives in Years	Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net

Non-Compete agreement	3	Cash Flow	$130	$130	$--
Customer list	15	Straight Line	475	347	128
Trademarks	15	Cash Flow	2,270	653	1,617
Customer relationships	5	Cash Flow	1,380	1,380	--
Technology	10	Cash Flow	10,950	6,460	4,490
Patents pending			535	--	535
Patents	10	Straight Line	454	128	326
Total Intangibles			$16,194	$9,098	$7,096

Amortization expense for the nine-month periods ended December 31, 2010 and December 25, 2009 was approximately $1.2 million and $1.6 million, respectively.  The current patents held by the Company have remaining useful lives ranging from 1 year to 17 years.

Assuming no impairment to the intangible value, future amortization expense for intangible assets and patents are as follows:

Intangible Assets and Patents (000’s)
Remainder of 2011	$409
2012	1,356
2013	1,139
2014	951
2015	608
2016 & after	981
Total	$5,444

a)   Patent pending costs of $646,000 are not included in the future amortization chart above.  These costs will be amortized beginning the month the patents are granted.

Note 6.  Debt

Total outstanding debt of the Company as of December 31, 2010 and March 31, 2010 consisted of the following (dollars in thousands):

	December 31, 2010	March 31, 2010
Bank term loan	$796	$1,121
Bank line of credit	1,994	1,394
MEDC/MSF loans	2,095	2,224
Debt to Related Parties	1,250	1,401
Total	$6,135	$6,140

Bank Debt –The Company has a credit facility with The PrivateBank and Trust Company.  As part of this credit facility, the Company has a term loan and a $3.0 million line of credit.  The term loan is to be repaid in monthly principal payments of $36,167, plus interest at prime plus 2%, until maturity on September 25, 2012, provided that if the existing loans to the Company by the Michigan Economic Development Corporation (MEDC) or Michigan Strategic Fund (MSF) have not converted to equity on or before August 31, 2011, the outstanding principal shall be due on August 31, 2011.  The interest rate on the term loan on December 31, 2010 was 5.25%.  The line of credit bears interest at prime plus 2% and any outstanding borrowings are due on September 25, 2011, provided that if the existing loans to the Company by the MEDC or MSF have not been converted to equity on or before August 31, 2011, the outstanding principal will be due on August 31, 2011.  The availability under the line of credit is determined by a calculation of a borrowing base that includes a percentage of accounts receivable and inventory.

The line of credit is guaranteed by each of API’s wholly-owned subsidiaries and the term loan is secured by a Security Agreement among API, its subsidiaries and The PrivateBank, pursuant to which API and its subsidiaries granted to The PrivateBank a first-priority security interest in certain described assets.

The Company’s credit facility contains financial covenants including minimum Debt Service Coverage ratio, Adjusted EBITDA level, and Net Worth requirements.  The minimum Debt Service Coverage ratio is 1.0 to 1.0 for the first three quarters of fiscal 2011 and 1.2 to 1.0 thereafter.  The minimum Adjusted EBITDA level is measured on a trailing three month basis for the July 2, 2010 is $190,000, October 1, 2010 is $190,000, December 31, 2010 is $260,000 and March 31, 2011 is $400,000 test dates and thereafter on a trailing twelve month basis is $1,160,000.  The minimum Net Worth requirement is $13.0 million for the first quarter of fiscal year 2011, $12.5 million for the second quarter of fiscal year 2011, $12.1 million for the third quarter of fiscal year 2011 and $11.8 million for the fourth quarter of fiscal year 2011.  The Company was in compliance with its financial covenants as of December 31, 2010.

In addition to the financial covenants, the Company was required to amend the secured promissory notes issued to Robin Risser and Steve Williamson, the Company’s CFO and CTO, respectively (the “Related Parties” and such notes, the “Related Party Notes”) by December 1, 2010 to defer the December 1, 2010 and March 1, 2011 installment payments owed under the Related Party Notes (the “Amendment Undertaking”). On November 29, 2010, the Company amended the Related Party Notes to comply with the Amendment Undertaking.  See the Related Parties Debt section of this footnote for details on the amendment.

Interest payments made to The PrivateBank and Trust Company during the nine-month periods ended December 31, 2010 and December 25, 2009 were approximately $88,000 and $91,000, respectively.

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

Related Parties Debt - As a result of the 2005 acquisition of Picotronix, Inc., the Company issued four-year promissory notes in the aggregate principal amount of $2.9 million to the Related Parties (“Related Party Notes”).  API has the option of prepaying the Related Party Notes without penalty.

On November 30, 2009, the Company and the Related Parties entered into the fourth amendments to the Related Party Notes to extend the due date for the remaining principal balance of the Related Party Notes (in the aggregate amount of $1,400,500) to March 1, 2011 payable in two installments as follows:

December 1, 2010	$450,000
March 1, 2011	$950,500

As described in the Bank Debt section of Note 6 to the Condensed Consolidated Financial Statements, the Company’s credit agreement with The PrivateBank and Trust Company required that the Company amend the Related Party Notes to defer the December 1, 2010 and March 1. 2011 installment payments (the “Amendment Undertaking”).  In compliance with the Amendment Undertaking, on November 29, 2010, the Company and the Related Parties entered into the fifth amendments to the Related Party Notes. This amendment required the Company to pay the related parties a restructurinvg fee of $156,312 (11%) and extended the due dates for the remaining principal balance payments on the Related Party Notes (in the aggregate amount of $1,400,500) to September 1, 2012 per the payment schedule below:

Payment Date	Principal Payment
December 1, 2010	$ 150,000
March 1, 2011	$ 75,000
June 1, 2011	$ 75,000
September 1, 2011	$ 150,000
December 1, 2011	$ 225,000
March 1, 2012	$ 225,000
June 1, 2012	$ 225,000
September 1, 2012	$ 275,500

The interest rate on the Related Party notes was increased from prime plus 1% to prime plus 2% (5.25% at December 31, 2010), and interest is to be paid quarterly through the maturity date.  The balance outstanding under the Related Party Notes was $1,250,500 at December 31, 2010.  The Related Party Notes are secured by all of the intellectual property of Picometrix.

In conjunction with the Fifth Amendment to the Related Party Notes, on November 29, 2010, the Company entered into a Securities Purchase Agreement (SPA) with Robin Risser and Steve Williamson whereby the Company issued 66,779 units to the note holders.  Each unit represents 1 share of the Company’s Class A Common Stock and 4 warrants to purchase the Company’s Class A Common Stock.  The shares of Class A Common Stock were valued at $1.17 per share, which represents the market value of the Company’s closing stock price on November 29, 2010.  Each warrant is exercisable over a 5 year period for one share of the Company’s Class A Common Stock at an exercise price per share of approximately $1.40, subject to adjustment as defined in the warrant agreements.  Such adjustment cannot reduce the exercise price below $1.17.

The Company performed an assessment of the fifth amendment made to the Related Party Notes and determined that the amendment constituted a “substantial modification” in accordance with FASB guidance as the present value of future cash flows under the terms of the fifth amendment, combined with the fair value of the consideration given as part of the SPA, was more than 10% different than the present value of cash flows under the prior amendment.  As a result, the Company recorded a loss on debt extinguishment of $317,725, which is equal to the $156,312 restructuring fee and the fair value of the warrants issued in conjunction with the SPA which was $161,413at November 29, 2010.  See Note 7 to the Condensed Consolidated Financial Statements for additional information on the warrants.

Interest payments made to Related Parties during both the nine-month periods ended December 31, 2010 and December 25, 2009 were approximately $45,000 each year.

Note 7.  Stockholders’ Equity

At March 31, 2010, the Company had the following warrants outstanding and exercisable:

	Shares (000’s)	Exercise Price
Convertible Note – 1st Tranche *	695	$1.7444
Convertible Note – 2nd Tranche	695	$1.7444
Private Placement	741	$1.8500
*Expired on April 18, 2010

At December 31, 2010, the Company had the following warrants outstanding and exercisable:

	Shares (000’s)	Exercise Price
Convertible Note – 2nd Tranche	713	$1.7000
Private Placement	765	$1.7900
Related Parties	267	$1.4040

The exercise price for the Convertible Note warrants are subject to adjustment, based on a formula contained in the Convertible Note agreement, if common stock is issued in the future below the $1.7444 exercise price.  The exercise price was reduced to $1.70 in June 2010 as a result of the issuance of Class A Common Stock to the MEDC and MSF at a price of $0.54 per share.  In addition, the number of warrants increased as a result of the change in exercise price.  Future adjustments cannot reduce the exercise price below $1.70 without obtaining shareholder approval.  The exercise price for the Private Placement warrants are subject to adjustment based on a formula contained in the Private Placement agreement, if common stock is issued in the future below the $1.85 exercise price.  The exercise price was reduced to $1.79 in June 2010 as a result of the issuance of Class A Common Stock to the MEDC and MSF at a price of $0.54 per share.  In addition, the number of warrants increased as a result of the change in exercise price.  Future adjustments cannot reduce the exercise price below $1.79.

On November 29, 2010, the Company agreed to issue and sell to the Related Party Note holders in exchange for an aggregate payment of $78,156, 66,799 units comprised of (i) 66,799 shares of Common Stock at $1.17 (Fair Market Value) and (ii) Warrants to purchase an aggregate of 267,196 shares of Common Stock at an exercise price of $1.404 per share pursuant to separately executed warrant agreements upon the closing of the SPA.  The exercise price for the warrants is subject to adjustment, based on a formula in the warrant agreements, if common stock is issued in the future below $1.404.  Future adjustments cannot reduce the exercise price below $1.17.

The Convertible Notes and Related Parties warrants described above are recorded as liabilities because of their exercise price reset features. The Private Placement warrants were recorded as liabilities because of their exercise price reset features.  However, as a result of the May 2010 issuance of Class A Common Stock to the MEDC and MSF at a price of $0.54 per share, the exercise price of the Private Placement warrants is no longer variable.  Consequently, the fair value of the Private Placement warrants as of May 2010 (approximately $32,000) was recorded to Additional Paid in Capital.  The Company made this reclassification during the current quarter. The fair value liability of the Convertible Note warrants and the Related Parties warrants was approximately $428,000 as of December 31, 2010.  During the three months ended December 31, 2010, the Company recorded other expense of $97,000, compared to recording other income of $174,000 for the three months ended December 25, 2009 for the change in the fair value of the warrant liability.  During the nine months ended December 31, 2010, the Company recorded other expense of $186,000 and for the nine months ended December 25, 2009 recorded other income of $121,000 for the change in fair value of the warrant liability.  The change in the fair value of the warrant liability for the three and nine months ended December 31, 2010 excludes the initial fair value of the Related Parties warrants which was $161,000 and was included in the loss on debt extinguishment as described in Note 6 to the Condensed Consolidated Financial Statements.

The fair value of the warrants was estimated using the Black-Scholes option pricing model using the following assumptions:

	December 31, 2010	December 25, 2009
Expected term (in years)	0.7 – 4.9	0.3 – 2.7
Volatility	50.64% - 65.49%	69.8% - 85.46%
Expected dividend	--	--
Risk-free interest rate	0.83% - 1.16%	0.58% - 1.16%

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

The inputs used to determine the fair value of the warrants are classified as Level 3 inputs Because FASB guidance indicates historical volatility, a significant factor in the fair value determination, is a Level 3 input.

IQT Securities Purchase Agreement - The Company entered into a Securities Purchase Agreement (the “IQT SPA”) with In-Q-Tel (IQT) on November 4, 2010, pursuant to which in exchange for a payment of $200,000 (the “IQT Purchase Price”) API agreed to issue and IQT agreed to purchase the number of shares of the Company’s Class A Common Stock, par value $0.001 per share (“Common Stock”), determined by dividing the IQT Purchase Price by the volume-weight average price per share of the Company’s Common Stock on the NYSE Amex Stock exchange for the five (5) trading days (the “5-Day VWAP”) ending on the business day immediately preceding the signing of the IQT SPA.  The closing of the purchase and sale transactions contemplated by the IQT SPA was subject to the receipt of NYSE Amex approval of an additional listing application covering the shares issued pursuant to the IQT SPA (the “IQT Additional Listing Application”) and other closing conditions customary for transactions of this nature.  On November 10, 2010, NYSE Amex approved the IQT Additional Listing Application and the parties satisfied the other closing conditions to the transaction on November 12, 2010, the following business day.  The 5-Day VWAP calculated in the aforementioned manner was determined to be $1.0074 and accordingly, the Company issued IQT 198,524 shares of Common Stock upon the closing of the IQT SPA on November 12, 2010.

Universal Shelf Registration Statement on Form S-3 - On November 15, 2010, the Company filed a universal shelf registration statement on Form S-3 with the SEC (File No. 333-170607 and such registration statement, the “Original Registration Statement”).  The shelf registration statement would have allowed the Company to sell up to $7 million of various securities.     On December 23, 2010,  the Company requested withdrawal of the registration statement because it determined that it may not have met the conditions to use Form S-3 set forth in General Instruction 1A(3)(b). The Company believes the withdrawal to be consistent with the public interest and the protection of investors and hereby confirms that (i) the Original Registration Statement has not been declared effective, and (ii) that none of the Company’s securities have been sold pursuant to the registration restatement.

On December 23, 2010, the Company re-filed a universal shelf registration statement on Form S-3 with the SEC (File No. 333-17390 and such registration statement, the “Revised Registration Statement”).   The registration statement was declared effective by the Securities and Exchange Commission (SEC) on January 5, 2011 and allows the Company to sell up to $7 million of various securities.  See Note 10 to the Condensed Consolidated Financial Statements for details of securities issued related to this registration statement.  The Company has no commitment to sell any of its securities under this registration statement.

Note 8. Earnings Per Share

The Company’s net earnings per share calculations are in accordance with FASB ASC 260-10.  Accordingly, basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares outstanding for each year.  The calculation of earnings (loss) per share is as follows:

	Three months ended		Nine months ended
Basic and Diluted	Dec. 31, 2010	Dec. 25, 2009	Dec. 31, 2010	Dec. 25, 2009
Weighted Average Basic Shares Outstanding	25,908,000	24,483,000	25,410,000	24,323,000
Dilutive effect of Stock Options and Warrants	--	--	--	--
Weighted Average Diluted Shares Outstanding	25,908,000	24,483,000	25,410,000	24,323,000
Net loss	$(649,000)	$(1,344,000)	$(1,320,000)	$(2,832,000)
Basic & diluted loss per share	$(0.03)	$(0.05)	$(0.05)	$(0.12)

The dilutive effect of stock options for the periods presented was not included in the calculation of diluted loss per share because to do so would have had an anti-dilutive effect as the Company had a net loss for these periods. As of December 31, 2010, the number of anti-dilutive shares excluded from diluted earnings per share totaled approximately 4.1 million shares, which includes 1.7 million anti-dilutive warrants.

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

Note 10.  Subsequent Events

On January 5, 2011, the Revised Registration Statement was declared effective January 5, 2011.

On January 6, 2011, the Company entered into an Underwriting Agreement with B. Riley & Co., LLC (the “Underwriter”), as sole underwriter for the offer and sale in a firm commitment underwritten public offering of 2,702,703 shares of the Company’s Class A Common Stock, par value $0.001 per share at a price to the public of $1.48 per share ($1.391 per share, net of underwriting discounts) (the “Offering”). Pursuant to the Underwriting Agreement, the Company also (i) granted to the Underwriter a 30-day option to purchase up to an additional 405,405 shares of Common Stock to cover over-allotments, if any, at the same price and (ii) agreed to reimburse the Underwriter for certain of its out-of-pocket expenses.

On January 10, 2011, the Underwriter gave notice to the Company that it was exercising its over-allotment option to purchase an additional 405,405 shares of the Company’s Common Stock.

The Offering was made pursuant to a prospectus supplement dated January 6, 2011, an additional prospectus supplement dated January 11, 2011 and an accompanying prospectus dated December 23, 2010 pursuant to the Revised Registration Statement.  The Offering was expected to close on or about January 18, 2011, or such earlier date as the Underwriter and the Company agreed to, subject to the satisfaction of customary closing conditions including, but not limited to, NYSE Amex approval of the Company’s additional listing application to list the Common Stock issued in accordance with the underwriting agreement on NYSE Amex (the “B. Riley Additional Listing Application”).  On January 10, 2011, the NYSE Amex approved the B. Riley Additional Listing Application and the Offering closed on January 11, 2011, when the Company and Underwriter satisfied the other closing conditions.

The gross proceeds from the offering were $4,600,000 and the net proceeds to the Company from the Offering, after underwriting discounts and estimated transaction expenses, were approximately $4,264,000. The Company intends to use the net proceeds of the Offering for general corporate purposes including, but not limited to, reducing its outstanding indebtedness, increasing its working capital and expanding its products.

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

Impairment of Long-Lived Assets

As of December 31, 2010 and March 31, 2010, our consolidated balance sheet included $4.6 million in goodwill. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our business acquisitions.

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

As evidenced above, our stock price and control premium are significant factors in assessing our fair value for purposes of the goodwill impairment assessment. Our stock price can be affected by, among other things, changes in industry or market conditions, changes in our results of operations, and changes in our forecasts or market expectations relating to future results. Significant turmoil in the financial markets and weakness in macroeconomic conditions globally contributed to volatility in our stock price during the first nine months of fiscal year 2011. Our stock price has increased from a low of $0.42 to a high of $1.77 during the first nine months of fiscal year 2011.  As of December 31, 2010, our stock price was $1.62 and thus, as of December 31, 2010, our market capitalization exceeded our book value.  The current macroeconomic environment, however, continues to be challenging and we cannot be certain of the duration of these conditions and their potential impact on our stock price performance. If our stock price declines substantially and our market capitalization falls below our carrying value for a sustained period, it is reasonably likely that a goodwill impairment may be recorded. A non-cash goodwill impairment charge would have the effect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

The carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value.  The Company’s evaluation for the fiscal year ended March 31, 2010 indicated there were no impairments.  There were no events or changes in circumstances that indicated a potential impairment has occurred during the three-months and nine-months ended December 31, 2010.

Deferred Tax Asset Valuation Allowance

The Company records deferred income taxes for the future tax consequences of events that were recognized in the Company’s financial statements or tax returns. The Company records a valuation allowance against deferred tax assets when, in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future.  Consistent with the March 31, 2010 10-K, the Company has a full valuation allowance on its net Deferred Tax Assets as of December 31, 2010.

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

Revenues by market consisted of the following (dollars in thousands):

	Three months ended				Nine months ended
Revenues	Dec. 31, 2010		Dec. 25, 2009		Dec. 31, 2010		Dec. 25, 2009
Telecommunications	$3,273	42%	$1,222	26%	$7,187	34%	$4,411	28%
Industrial Sensing/NDT	2,382	31%	1,838	40%	9,088	43%	5,829	36%
Military/Aerospace	1,525	20%	1,462	32%	3,928	19%	5,212	33%
Medical	447	6%	80	2%	676	3%	340	2%
Homeland Security	93	1%	(14)	--	93	1%	155	1%
Total Revenues	$7,720	100%	$4,588	100%	$20,972	100%	$15,947	100%

The Company's revenues for the quarter ended December 31, 2010 were approximately $7.7 million, an increase of 68% (or $3.1 million) from revenues of $4.6 million for the quarter ended December 25, 2009.  Year to date revenues were approximately $21.0 million, an increase of 32% (or approximately $5.0 million) from the prior year.

Telecommunications revenue in the third quarter of fiscal year 2011 was $3.3 million, an increase of approximately 168% ($2.1 million) over the prior year third quarter.  For the nine-month period ended December 31, 2010, revenues were $7.2 million, up $2.8 million (63%) over the prior year. This increase in the Company’s telecommunications revenue is the result of our product development investment over the past few years and the rapid growth in the 40G and emerging 100G markets.  The Company expects telecommunication revenue growth to continue for the balance of fiscal year 2011 and beyond.

Industrial Sensing/NDT market revenue was approximately $2.4 million in Q3 2011 and $9.1 million for the nine-month period, increases of 30% (or $500,000) and 56% (or $3.3 million) from the comparable prior year periods.  This growth reflects a strengthening in our industrial markets as the economy continues to strengthen and additional revenue from our Terahertz NDT application development contracts to inspect the F-35 Joint Strike Fighter.  The Company expects growth to slow in the industrial/NDT market for the balance of fiscal year 2011.

Military/Aerospace market revenue in the third quarter of fiscal year 2011 was $1.5 million, an increase of 4% (or $63,000) from the comparable prior year revenues.  Military/Aerospace market revenues for the nine-month period were approximately $3.9 million, 25% lower (or approximately $1.3 million lower) than the comparable prior year period.  This decrease was attributable primarily to the timing of customer order releases. The Company’s expects military revenues to decline slightly during the remainder of fiscal year 2011.

Medical market revenues in the third quarter of fiscal year 2011 were $447,000, an increase of $367,000 (or 458%) from the prior year second quarter of $80,000.  Revenues for the nine-months ending December 31, 2010 were $676,000, up $336,000 (99%) from the prior year.  This increase was primarily a result of new orders from existing customers in fiscal year 2011.  The Company expects growth to decline slightly for the balance of fiscal year 2011.

Homeland Security revenues were $93,000 for the three-month and nine-month periods ended December 31, 2010, compared to $(14,000) (Q3 2010) and $155,000 (nine-months ended December 25, 2009).  The Company expects Homeland Security revenues to grow substantially for balance of fiscal year 2011 and fiscal year 2012.

Gross Profit
Gross profit for Q3 2011 was $3.1 million compared to $1.6 million for Q3 2010, an increase of $1.5 million on an increase in revenue volume of 68% (or $3.1 million).  Gross profit margins increased 6% to 40% of sales for Q3 2011 compared to 34% of sales for the comparable prior year. The higher gross profit margin for Q3 2011 was due primarily to volume, offset partially by product mix, 100G HSOR Telcordia qualification costs and low hybrid assembly manufacturing yields on the ramp up of the new 100G line side products.

Year to date Gross profit was $8.9 million (43% of revenue), compared to the first nine months of fiscal year 2010 of $6.6 million (42% of revenue).  The higher gross profit margin for the first nine months was due primarily to volume and favorable product mix, offset partially by 100G HSOR Telcordia qualification expenses and high scrap and rework expenses associated with the manufacturing ramp up of 100G line side products.

Operating Expenses
Total operating expenses were $3.3 million during Q3 2011, compared to $3.1 million during Q3 2010, primarily due to increase in selling, general and administrative expenses (G&A) and research development and engineering expenses (RD&E), partially offset by lower amortization expense on intangible assets.

Total operating expenses for the nine-month period ended December 31, 2010 were $9.5 million, compared to $9.4 million during the same prior year period. This was primarily driven by increases in Selling and R&D expenses due to the increase in revenue, partially offset by a decrease G&A expenses and lower amortization expense.  The Company expects operating expenses to increase for the balance of fiscal year 2011 as the Company reinstates some employee benefits and lifts its wage freeze.

RD&E expenses of $1.4 million increased by $180,000 in Q3 2011 compared to Q3 2010, primarily due to higher spending on product development in our high speed optical receiver (HSOR) product platform, our THz application development for the F-35 Joint Strike Fighter and the new development contract for an anomaly detector targeted at the homeland security market.

RD&E expenses were $541,000 higher for the nine-month period ended December 31, 2010 compared to the nine month period ended December 25, 2009 of $3.4 million. The Company expects to increase investment in the next generation 40G/100G HSOR products and THz application and market development in fiscal year 2011 in order to gain HSOR market share and move THz from the laboratory to the manufacturing floor and into homeland security applications.

Sales and marketing expenses increased 20% to $455,000 in Q3 2011, as compared to $380,000 for Q3 2010, as a result of revenue increase.

Sales and marketing expenses increased 8% to $1.4 million for the nine-month period ended December 31, 2010, compared to $1.2 million for nine month period ended December 25, 2009.  As revenues increase, we expect increases in sales and marketing expenses for the balance of the fiscal year.

Total G&A increased 3% ($30,000), to approximately $1.0 million in Q3 2011 as compared to Q3 2010.  The increase was primarily attributable to higher expenses related to salaries and consulting costs.

Total G&A decreased by $160,000 (or 5%), to approximately $3.0 million for the nine-month period ended December 31, 2010, compared to $3.2 million for nine-month period ended December 25, 2009.  This decrease was primarily attributable to expenses in fiscal year 2011 related to lower stock option expense, lower accounting services due to the elimination of the Sarbanes-Oxley government requirement relating to external audit of internal controls, and cost savings initiatives resulting from labor and other spending reductions. The Company expects an increase in G&A expenses for the balance of fiscal year 2011 compared to 2010, primarily driven by the reinstatement of wage increases and the Company 401(K) matching benefit for the balance of the fiscal year.

Amortization expense of $409,000 in Q3 2011 was $109,000 lower compared to Q3 2010. For the nine month period ended December 31, 2010, amortization expense decreased 21% to $1.2 million compared to $1.6 million for the nine month period ended December 25, 2009.  The Company’s utilizes the cash flow amortization method on the majority of its intangible assets.

The non-cash expensing of stock option and restricted stock grants included in operating expenses was $84,000 for the three month period ended December 31, 2010 compared to $78,000 for the three months ended December 25, 2009, an increase of $6,000.

The non-cash expensing of stock option and restricted stock grants included in operating expenses was $158,000 for the nine month period ended December 31, 2010 compared to $303,000 for the nine months ended December 25, 2009, a decrease of $145,000.

Other Income (Expense), net
Interest income for Q3 2011 was zero, down $1,000 from Q3 2010.  Interest income for the nine month period ended December 31, 2010 totaled approximately $2,000, compared to $4,000 for the nine month period ended December 25, 2009, due to lower interest rates and lower cash balances available for short-term investments.

Interest expense in Q3 2011 was $65,000 compared to $81,000 in Q3 2010, a decrease of $16,000 (or 20%).  Interest expense for the nine month period ended December 31, 2010 was $201,000, compared to $246,000 for the nine month period ended December 25, 2009, a decrease of $45,000 (or 18%).  The Company incurred lower interest expense to banks and related parties, primarily due to the combination of lower debt obligations and lower interest rates.

As discussed in Note 7 to the Condensed Consolidated Financial Statements, FASB guidance on determining whether instruments granted in share-based payment transactions are participating securities requires our outstanding warrants to be recorded as a liability at fair value with subsequent changes in fair value recorded in earnings. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent that the fair value of the warrant liability increases or decreases, the Company records an expense or income in its statements of operations. The expense of $97,000 on the change in fair value of the warrant liability in the third quarter of fiscal year 2011 is due to the change in the stock price, expected volatility, interest rates and contractual life of the warrants which are the primary assumptions applied to the Black-Scholes model used to calculate the fair value of the warrants.

For the nine month period ended December 31, 2010, the Company incurred a net expense of $186,000 on the change in fair value of the warrant liability.

During the third quarter of fiscal year 2011, the Company recorded a Loss on debt extinguishment of $318,000, as a result amending the Related Party Notes as described in Note 6 to the Condensed Consolidated Financial Statements.

The Company incurred a net loss for Q3 2011 of approximately $649,000 ($0.03 per share), as compared to a net loss of $1.3 million ($0.05 per share) in Q3 2010, a decrease in loss of approximately $695,000.

Net loss for the nine month period ended December 31, 2010 was $1.3 million ($0.05 per share), as compared to a net loss of $2.8 million ($0.12 per share) for the comparable prior year periods, a decrease in loss of approximately $1.5 million.  This decrease in losses for the quarter and on a year-to-date basis is primarily attributable to higher revenue which resulted in higher gross margins.

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

Liquidity and Capital Resources

At December 31, 2010, the Company had cash and cash equivalents of $1.2 million, a decrease of $575,000 from the March 31, 2010 balance of $1.8 million.  The lower balance is attributable to a decrease in cash from investing activities of $1.2 million, offset by an increase of cash from operating activities of $305,000 and financing activities of $274,000.

Operating Activities
The increase of $305,000 in cash resulting from operating activities was primarily attributable to net cash provided by operations of $1.3 million, offset by net cash used for operating assets and liabilities of $967,000.  This net cash decrease from operating assets and liabilities was primarily the result of an increase in net accounts receivable of $1.5 million, an increase in inventories of $1.1 million, an increase in prepaid and other assets of $245,000, offset by an increase in accounts payable and accrued expenses of $1.9 million.  Cash provided by operations of $1.3 million included a loss from operations of $1.3 million, offset by $2.1 million in depreciation, amortization and stock-based compensation expense, $186,000 for the change in warrant liability fair value, and $318,000 recorded for Loss on debt extinguishment.

Investing Activities
The Company used $1.2 million in investing activities including capital expenditures of $937,000 and patent expenditures of $216,000.

Financing Activities
For the nine-months ended December 31, 2010, $274,000 was provided by financing activities, comprised primarily of proceeds from the Company’s line of credit of $600,000, proceeds from stock sales of $278,000, offset by payments on the bank term loan ($325,000), related parties loans ($150,000) and on the MEDC and MSF loans ($129,000).

On June 25, 2010, the Company and The PrivateBank and Trust Company entered into a second amendment to the credit agreement. The amendment increased the interest rate from prime plus 1% to prime plus 2%.  Furthermore, financial covenants were amended.  According to the terms of the amended agreement, the minimum Debt Service Coverage ratio is 1.0 to 1.0 for the first three quarters of fiscal 2011 and 1.2 to 1.0 thereafter.  The minimum Adjusted EBITDA level is measured on a trailing three month basis for the July 2, 2010 of $190,000, October 1, 2010 of $190,000, December 31, 2010 of $260,000 and March 31, 2011 of $400,000 test dates and thereafter on a trailing twelve month basis of $1,160,000.  The minimum Net Worth requirement is $13.0 million for the first quarter of fiscal year 2011, $12.5 million for the second quarter of fiscal year 2011, $12.1 million for the third quarter of fiscal year 2011 and $11.8 million for the fourth quarter of fiscal year 2011.  The Company was in compliance with its financial covenants as of December 31, 2010.  In addition to the financial covenants, the second amendment required the Company to amend the secured promissory notes issued to our CFO and CTO (the ‘Related Parties”) in connection with the Company’s acquisition of their respective equity interests in Picometrix, Inc. in 2005 (the Related Party Notes) to defer the December 1, 2010 and March 1, 2011 installment payments owed under the Related Party Notes (the “Amendment Undertaking”). Failure to amend the Related Party Notes by August 25, 2010 would constitute an event of default under the credit agreement.

On August 27, 2010, the Company executed a third amendment to the credit agreement with The PrivateBank and Trust Company.   The third amendment (1) increased the amount of proceeds from equity issuances that the Company may use to make payments in respect of the Company’s existing indebtedness under the Related Party Notes and (2) extended the deadline set forth in the second amendment for satisfying the Amendment Undertaking.

On November 30, 2010, the Company executed a fourth amendment to the credit agreement with The PrivateBank and Trust Company, effective as of November 30, 2010.  Among other things, the fourth amendment (1) deleted the Amendment Undertaking, (2) approved the amendments to the Related Party Notes described below and the payment of a restructuring fee in connection therewith, (3) amended the definition of “Adjusted EBITDA” to add back a portion of the restructuring fee to the calculation of the “Adjusted EBITDA” and (4) amended the definition of “Debt Service Coverage Ratio” to exclude the proceeds raised pursuant to a securities purchase agreement by and among the Company, its CFO and its CTO from the calculation of the “Debt Service Coverage Ratio”.

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

On November 29, 2010, the Company and the Related Party note holders entered into the fifth amendments to the Related Party Notes to remain in compliance with its bank covenants with The PrivateBank and Trust Company.   This amendment required the Company to pay the related parties a restructuring fee of $156,312 (11%) and extended the due dates for the remaining principal balance payments on the Related Party Notes (in the aggregate amount of $1,400,500) to September 1, 2012 per the payment schedule below:

Payment Date	Principal Payment
December 1, 2010	$150,000
March 1, 2011	$75,000
June 1, 2011	$75,000
September 1, 2011	$150,000
December 1, 2011	$225,000
March 1, 2012	$225,000
June 1, 2012	$225,000
September 1, 2012	$275,500

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

Recent Pronouncements and Accounting Changes
See “Note 2 for Recent Pronouncements and Accounting Changes” in the Condensed Consolidated Financial Statements regarding the effect of certain recent accounting pronouncements on our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At December 31, 2010, most of the Company’s interest rate exposure is linked to the prime rate, subject to certain limitations, offset by cash investments indexed to the prime rate. As such, the Company is at risk to the extent of changes in the prime rate and does not believe that moderate changes in the prime rate will materially affect our operating results or financial condition.

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

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

The information regarding litigation proceedings described in our Annual Report on Form 10-K for the year ended March 31, 2010 is incorporated herein by reference.

Item 1A.  Risk Factors

The Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010 includes a detailed discussion of its risk factors. This 10-Q should be read in conjunction with the risk factors and information disclosed in the Company’s Annual Report on Form 10-K.

The Company has listed below both additional risk factors not mentioned in prior filings as well as revisions to certain of the risks factors previously disclosed by the Company in its prior filings.

Risks Relating to Our Business

We may be unable to obtain financing to fund ongoing operations and future growth.

Our future cash flows from operations, combined with our accessibility to cash and credit, may not be sufficient to allow us to finance ongoing operations or to make required investments for future growth.  We may need to seek additional credit or access capital markets for additional funds.  The recent disruption in credit markets and our recent operation losses make it uncertain whether we will be able to access the credit markets when necessary or desirable.  If we are not able to access credit markets and obtain financing on commercially reasonable terms when needed, our business could be materially harmed and our results of operations could be adversely affected.

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

As disclosed in the Current Report on Form 8-K that we filed with the SEC on December 2, 2010, on November 30, 2010, the company and the Lender entered into a fourth amendment to the Loan Agreement (the “Fourth Amendment”) pursuant to which, among other things, the Lender terminated the Amendment Undertaking in connection with the amendment of the Picometrix Notes.

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

Our sales to overseas markets expose us to additional, unpredictable risks which could have a material adverse affect on our business and to exposure under the Foreign Corrupt Practices Act.

A portion of our sales are being derived from overseas markets. These international sales are primarily focused in Asia, Europe and the Middle East. These operations are subject to unpredictable risks that are inherent in operating in foreign countries and which could have a material adverse affect on our business, including the following:

●	foreign countries could change regulations or impose currency restrictions and other restraints;
●	changes in foreign currency exchange rates and hyperinflation or deflation in the foreign countries in which we operate;
●	exchange controls;
●	some countries impose burdensome tariffs and quotas;
●	political changes and economic crises may lead to changes in the business environment in which we operate;
●	international conflict, including terrorist acts, could significantly impact our financial condition and results of operations; and
●	economic downturns, political instability and war or civil disturbances may disrupt distribution logistics or limit sales in individual markets.

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

We are subject to the Foreign Corrupt Practice Act (“FCPA”) and other laws that prohibit improper payments to foreign governments and their officials for the purpose of obtaining or retaining business. Our activities in our overseas markets create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors, because these parties are not always subject to our control. While it is our policy to implement safeguards to discourage these practices, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, certain governmental authorities may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

Changes in the spending priorities of the federal government can materially adversely affect our business.

In fiscal year 2010, approximately 30% of our sales were related to products and services purchased by military contractors. Our business depends upon continued federal government expenditures on defense, intelligence, aerospace and other programs that we support. In addition, foreign military sales are affected by U.S. government regulations, regulations by the purchasing foreign government and political uncertainties in the U.S. and abroad. There can be no assurance that the U.S. defense and military budget will continue to grow or that sales of defense related items to foreign governments will continue at present levels. The terms of defense contracts with the U.S. government generally permit the government to terminate such contracts, with or without cause, at any time. Any unexpected termination of a significant U.S. government contract with a military contractor that we sell our products to could have a material adverse affect on the company.

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

In the current environment of declining average selling prices, we must continually seek ways to reduce our costs to maintain our operating profit and net income. The company’s cost reduction efforts may not allow us to keep pace with competitive pricing pressures. To remain competitive, we must continually reduce the cost of manufacturing our products through design and engineering changes. We may not be successful in redesigning our products or delivering our products to market in a timely manner. We cannot assure you that any redesign will result in sufficient cost reductions enabling us to reduce the price of our products to remain competitive or maintain our operating profit and net income.

If we are unable to protect our intellectual property rights adequately, the value of our products could be diminished.

Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and internal procedures, to establish and protect our proprietary rights. We utilize proprietary design rules and processing steps in the development and fabrication of our PIN photodiodes, APD photodiodes and our Terahertz (“THz”) systems and sensors. In addition, our products rely upon over 105 patents or patents pending. There can be no assurance that any issued patents will provide us with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent utilized by us, or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and to prevent the infringement of a patent could be substantial and could have a material adverse affect on our operating results. Furthermore, there can be no assurance that our PIN photodiodes, APD photodiodes and THz technology will not infringe on patents or rights owned by others, licenses to which might not be available to us. Based on limited patent searches, contacts with others knowledgeable in the field of PIN photodiodes, APD photodiodes and our THz technology, and a review of the published materials, we believe that our competitors hold no patents, licenses or other rights to the PIN photodiodes, APD photodiodes and our THz technology which would preclude us from pursuing our intended operations.

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

Many of our products may provide critical performance attributes to our customers’ products that will be sold to end users who could potentially bring product liability suits in which we could be named as a defendant. The sale of these products involves the risk of product liability claims. If a person were to bring a product liability suit against one of our customers, this customer may attempt to seek contribution from us. A person may also bring a product liability claim directly against us. A successful product liability claim or series of claims against us in excess of our insurance coverage for payments, for which we are not otherwise indemnified, could have a material adverse effect on our financial condition or results of operations. We have acquired product liability coverage of up to $4 million.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As previously disclosed in the Company’s definitive Proxy Statement filed with SEC on July 15, 2010, pursuant to the Company’s 2007 Equity Incentive Plan (Equity Plan), on September 1 of each year, each then serving non-employee Company director receives an automatic annual stock grant covering that number of shares of the Company’s Class A Common Stock having a fair market value of $25,000 on the date of grant, which fully vests on the six month anniversary of the grant date. In accordance with the Equity Plan, on September 1, 2010, the Company granted 153,844 shares of Restricted Class A Common Stock to the Company’s four (4) non-employee Company directors at an exercise price of $0.65 per share.  These shares are considered fully vested six months from the grant date.

On September 24, 2010, the Company granted 15,000 shares of Restricted Class A Common Stock having a fair market value of $12,300 on the date of the grant to an outside firm for services for the benefit of API.  These shares are considered fully vested six months from the grant date.

The Company entered into a Securities Purchase Agreement (the “IQT SPA”) with In-Q-Tel, Inc. (“IQT”) on November 4, 2010, pursuant to which in exchange for a payment of $200,000 (the “IQT Purchase Price”) API agreed to issue and IQT agreed to purchase the number of shares of the Company’s Class A Common Stock, par value $0.001 per share (“Common Stock”), determined by dividing the IQT Purchase Price by the volume-weighted average price per share of the Company’s Common Stock on the NYSE Amex stock exchange for the five (5) trading days (the “5-Day VWAP”) ending on the business day immediately preceding the signing of the IQT SPA.  The offer and sale of the shares issued pursuant to the IQT SPA (the “IQT Shares”) was made pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), which exempts transactions by an issuer not involving any public offering from the registration requirements of the Securities Act.  The closing of the purchase and sale transactions contemplated by the IQT SPA was subject to the receipt of NYSE Amex approval of an additional listing application covering the IQT Shares (the “IQT Additional Listing Application”) and other closing conditions customary for transactions of this nature.  On November 10, 2010, NYSE Amex approved the IQT Additional Listing Application and the parties satisfied the other closing conditions to the transaction on November 12, 2010, the following business day.  The 5-Day VWAP calculated in the aforementioned manner was determined to be $1.0074 and accordingly, the Company issued IQT 198,524 shares of Common Stock upon the closing of the IQT SPA on November 12, 2010.

The Company’s credit agreement with The PrivateBank and Trust Company required the Company to amend the secured promissory notes issued to its CFO and CTO (the “Related Parties”) in connection with the Company’s acquisition of their respective equity interests in Picometrix, Inc. in 2005 (the Related Party Notes) to defer the December 1, 2010 and March 1, 2011 installment payments owed under the Related Party Notes (the “Amendment Undertaking”).  In connection with the Amendment Undertaking, on November 15, 2010, the Company and the Related Parties entered into a securities purchase agreement, which was subsequently amended and restated in its entirety on November 29, 2010 to reflect certain structural changes in the transaction as originally agreed upon by the parties (the “Related Parties SPA”).  Pursuant to the Related Parties SPA, the Company agreed to issue and sell to the Related Parties in exchange for an aggregate payment of $78,156.25 (the “Related Parties Purchase Price”) the number of units of the Company’s securities (“Units”) determined by dividing the Related Parties Purchase Price by the per share closing price of the Company’s Common Stock on NYSE Amex on the day preceding the closing (the “Formula Price”). Each Unit was to consist of one share of Common Stock and a five-year warrant to purchase four shares of Common Stock at an exercise price equal to 120% of the Formula Price (“Warrants”). The offer and sale of the Units issued pursuant to the Related Parties SPA was made pursuant to Section 4(2) of the Securities Act.  The closing of the purchase and sale transactions contemplated by the Related Parties SPA was subject to the receipt of NYSE Amex approval of an additional listing application covering the Units (the “Related Parties Additional Listing Application”) and other closing conditions customary for transactions of this nature. On November 30, 2010, NYSE Amex approved the Related Parties Additional Listing Application and the parties to the Related Parties SPA satisfied the other closing conditions. The Formula Price was determined to be $1.17 (the closing price of the Common Stock on November 29, 2010) and accordingly, the Company issued the Related Parties 66,799 Units comprised of (i) 66,799 shares of Common Stock and (ii) Warrants to purchase an aggregate of 267,196 shares of Common Stock at an exercise price of $1.404 per share pursuant to separately executed warrant agreements upon the closing of the Related Parties SPA on November 30, 2010.

Item 3. Defaults upon Senior Securities

           None

Item 5. Other Information

           None

Item 6.  Exhibits and Reports on Form 8-K (including those incorporated by reference)

           The following documents are filed as Exhibits to this report:

Exhibit No.
10.1	Securities Purchase Agreement dated November 4, 2010, by and between Advanced Photonix, Inc. and In-Q-Tel, Inc.

10.2	Letter Agreement dated November 4, 2010, executed by Advanced Photonix, Inc. in favor of In-Q-Tel, Inc.

10.3*	Development Agreement dated November 12, 2010, by and among Advanced Photonix, Inc., Picometrix, LLC and In-Q-Tel, Inc.

10.4	Royalty Agreement dated November 12, 2010, by and among Advanced Photonix, Inc., Picometrix, LLC and In-Q-Tel, Inc.

10.5
Amended and Restated Securities Purchase Agreement dated November 29, 2010, by and among Advanced Photonix, Inc., Robin F. Risser and Steven Williamson - incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed December 2, 2010.

10.6
Class A Common Stock Purchase Warrant dated November 30, 2010, between Advanced Photonix, Inc. and Robin F. Risser - incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed December 2, 2010.

10.7
Class A Common Stock Purchase Warrant dated November 30, 2010, between Advanced Photonix, Inc. and Steven Williamson - incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed December 2, 2010.

10.8
Fifth Amendment dated November 29, 2010 to Secured Promissory Note dated May 2, 2005 by and between Advanced Photonix, Inc. and Robin F. Risser - incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, filed December 2, 2010.

10.9
Fifth Amendment dated November 29, 2010 to Secured Promissory Note dated May 2, 2005 by and between Advanced Photonix, Inc. and Steven Williamson - incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, filed December 2, 2010.

10.10
Fourth Amendment dated November 30, 2010 to the Loan Agreement between Advanced Photonix, Inc. and The PrivateBank and Trust Company – incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, filed December 2, 2010

31.1	Certificate of the Registrant’s Chief Executive Officer, President and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Registrant’s Chief Financial Officer, and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Confidential treatment has been requested for this exhibit and the confidential portions have been filed with the Securities and Exchange Commission pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Photonix, Inc.
(Registrant)

February 14, 2011

/s/ Richard Kurtz
Richard Kurtz
Chairman, Chief Executive Officer, President
and Director

/s/ Robin Risser
Robin Risser
Chief Financial Officer
and Director