Form 10-K
period 2011-03-31
ADVANCED PHOTONIX INC
filed 2011-06-29
CIK 869986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                  .

Commission file number 1-11056

ADVANCED PHOTONIX, INC. ®
(Exact name of registrant as specified in its charter)

Delaware	33-0325826
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2925 Boardwalk, Ann Arbor, Michigan  48104
(Address of principal executive offices)

(734) 864-5600
(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	NYSE Amex: API

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐	NO ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐	NO ☑

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

The aggregate market value of the voting stock held by non~~-~~-affiliates of the registrant as of October 1, 2010 was approximately $22,279,200.

Number of shares outstanding of the registrant's Common Stock as of June 22, 2011:  30,692,546 shares of Class A Common Stock and zero shares of Class B Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2011 Annual Meeting of Stockholders of registrant have been incorporated by reference into Part III of this Form 10-K.

ADVANCED PHOTONIX, INC.
ANNUAL REPORT ON FORM 10-K
FISCAL YEAR ENDED MARCH 31, 2011

TABLE OF CONTENTS

		Page
Part I
Item 1.	Business	4
Item 1A.	Risk Factors	12
Item 2.	Properties	21
Item 3.	Legal Proceedings	21
Item 4.	Reserved	21

Part II
Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	22
Item 6.	Selected Financial Data	23
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	34
Item 8.	Financial Statements and Supplementary Data	35
Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	61
Item 9A.	Controls and Procedures	61
Item 9B.	Other Information	61

Part III
Item 10.	Directors, Executive Officers and Corporate Governance	62
Item 11.	Executive Compensation	62
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	62
Item 13.	Certain Relationships and Related Transactions, and Director Independence	63
Item 14.	Principal Accountant Fees and Services	63

Part IV
Item 15.	Exhibits and Financial Statement Schedules	64

Signatures		71

Ex-21.1 List of Subsidiaries of Registrant
Ex-23.1 Consent of BDO USA, LLP
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

Technology & Manufacturing Capabilities

Our basic technologies and manufacturing capabilities include the following:

●	Optoelectronic semiconductor design and micro fabrication of III-V compound semiconductor (InP and GaAs) and Silicon (Si) devices including photodetectors and terahertz transmitters/receiver antenna,
●	MBE growth of high-speed III-V compound semiconductor material including GaAs, InAlAs and InP,
●	High speed semiconductor analog amplifier specification, evaluation and design for outside fabrication,
●	Coherent mixer and delay line interferometer (DLI) specification, evaluation and design for outside fabrication for use in 40Gb/s and 100 Gb/s line side optical receivers,
●	Opto-electronic hybrid packaging of semiconductor devices combining opto-electronic devices with high-speed electronics and fiber optics,
●	Vapor deposition and/or ion implantation for Silicon based PIN & APD photo-detectors,
●	Terahertz (THz) systems, subsystems, transmitters and receivers, transceivers and motion control hardware and software,
●	Femtosecond laser specification, valuation, design and manufacture and
●	Chromatic dispersion, polarization dispersion and optical delay management in complex optical systems.

Core Products

The core product technologies used in the majority of our products are opto-electronic semiconductor devices, including photodiodes and antennae made of Si or III-V compound semiconductor material and high speed semiconductor analog amplifiers.   Photodiodes and antennae sense light of varying wavelengths and intensity and convert that light and/or Terahertz wave into electrical signals. Analog amplifiers increase the converted electrical signals output power to a level required to communicate with follow on electrical components. We manufacture photodiodes of varying complexity, from basic PIN photodiode to the more sophisticated APD and antennae that transmit and receive Terahertz signals (Transceiver).  The APD is a specialized photodiode capable of detecting very low light levels due to an internal gain phenomenon known as avalanching.  All photodiode and THz devices are designed by our experienced engineering staff, and fabricated in state-of-the-art clean rooms.  Some of our analog amplifiers are specified and tested by our engineering staff, designed by subcontractors and fabricated by outside suppliers.  Our products include the following:

●	High Speed Optical Receivers (10Gb/s, 40Gb/s & 100Gb/s) which are packaged InP, InAlAs, or GaAs PIN and/or APD photodiodes with amplifiers
●	Packaged PIN and APD photodiodes in S~~i~~ and III-V materials (InP, InAlAs, GaAs)
●	Packaged Si APD components, with and without thermo-electric coolers
●	Packaged Si LAAPD components
●	Packaged Si photodiodes with patented FILTRODE® technology integrating optical filters directly on photodiode chips
●	Terahertz Systems & subsystems utilizing III-V materials for Terahertz transmitters &/or receivers

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

We have had significant Terahertz technology and product development since 1997, resulting in over 64 patents or patents pending to date.  In 2001, we sold the first commercial THz product, the T-Ray®2000, as a laboratory bench top instrument for application development with spectroscopy and imaging capabilities targeted at the research and development and off-line diagnostic markets.  In 2004, we sold the first T-Ray Manufacturing Inspection System (QA1000) for on-line, real-time inspection to NASA for the space shuttle fuel tank inspection in the Return to Flight Program.  In March 2008, the Company shipped its next generation THz imaging and spectroscopy system (T-Ray® 4000).  The T-Ray® 4000 is significantly smaller, lighter, and more powerful than previous THz generations and incorporates significant technological advancements.  The system weighs 55 pounds and is the size of a briefcase, which is a significant reduction from the 800 pound refrigerator size QA 1000. This system is targeted at the research and industrial NDT quality control market.  The T-Ray® 4000 product will also serve as a platform for future industrial process and quality control, homeland security and defense applications.  In 2009, the Company entered into a multi-year application development contract with the U.S. Air Force for use of the T-Ray® 4000 product platform for manufacturing quality control on the next generation joint strike fighter (F-35). In November 2010, the Company entered into a twelve month development agreement with In-Q-Tel Inc. (In-Q-Tel) for the delivery of three (3) Anomaly Detection Systems, using the T-Ray® 4000 product platform, for evaluation purposes by the Transportation Security Administration (TSA).  In January 2011, the Company’s T-Ray ®4000 product platform was selected by a leading manufacturer to assist it in improving its manufacturing process and in saving materials.

Markets

Our products serve customers in a variety of global markets, typically North America, Asia, Europe and Australia.  The target markets and applications served by us are as follows:

Military:
●	Space
●	Defense

Industrial/NDT:
●	Manufacturing
●	Instrumentation
●	Display

Medical:
●	Diagnostic & Monitoring
●	Ophthalmic Equipment
●	Medical Imaging

Telecommunications:
●	Telecom Equipment
●	Test and Measurement

Homeland Security:
●	Baggage/Cargo Scanning
●	Passenger Screening

Recent Developments

S-3 Filing - On January 6, 2011, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with B. Riley & Co., LLC, (the “Underwriter”) as sole underwriter for the offer and sale in a firm commitment underwritten public offering of 2,702,703 shares of the Company’s Class A Common Stock, par value $0.001 per share (the “Common Stock”) at a price to the public of $1.48 per share ($1.391 per share, net of underwriting discounts) (the “ January Offering”). Pursuant to the January Underwriting Agreement, the Company also (i) granted to the Underwriter a 30-day option to purchase up to an additional 405,405 shares of Common Stock to cover over-allotments, if any, at the same price and (ii) agreed to reimburse the Underwriter for certain of its out-of-pocket expenses. The January Underwriting Agreement also contains customary (i) representations, warranties, and agreements by the Company, (ii) conditions to closing, and (iii) indemnification provisions of the Company and the Underwriter, including for liabilities under the Securities Act of 1933, as amended (the Security Act).

The January Offering was made pursuant to a prospectus supplement dated January 6, 2011, an additional prospectus supplement dated January 11, 2011 and an accompanying prospectus dated December 23, 2010 pursuant to the Revised Registration Statement.

On January 10, 2011, the Underwriter gave notice to the Company that it was exercising its over-allotment option to purchase an additional 405,405 shares of the Company’s Common Stock.

The net proceeds to the Company from the January Offering, completed during the 4th quarter of fiscal 2011, after underwriting discounts and transaction expenses, were approximately $4,154,000. The Company intends to use the net proceeds of the January Offering for general corporate purposes including, but not limited to, reducing its outstanding indebtedness, increasing its working capital and expanding its products. The January Offering was expected to close on or about January 18, 2011, or such earlier date as the Underwriter and the Company agreed to, subject to the satisfaction of customary closing conditions including, but not limited to, NYSE Amex approval of the Company’s additional listing application to list the Common Stock issued accordance with the Underwriting Agreement on NYSE Amex (the “January Additional Listing Application”). On January 10, 2011, NYSE Amex approved the January Additional Listing Application and the January Offering closed on January 11, 2011, when the Company and Underwriter satisfied the other closing conditions.

On February 25, 2011, the Company entered into an underwriting agreement (the “February Underwriting Agreement”) with B. Riley & Co., LLC, (the “Underwriter”) as sole underwriter for the offer and sale in a firm commitment underwritten public offering of 1,200,000 shares of the Company’s Class A Common Stock, par value $0.001 per share (the “Common Stock”) at a price to the public of $1.97 per share ($1.8518 per share, net of underwriting discounts) (the “February Offering”). Pursuant to the February Underwriting Agreement, the Company also agreed to reimburse the Underwriter for certain of its out-of-pocket expenses. The February Underwriting Agreement also contains customary (i) representations, warranties, and agreements by the Company, (ii) conditions to closing, and (iii) indemnification provisions of the Company and the Underwriter, including for liabilities under the Securities Act of 1933, as amended.

The February Offering was made pursuant to a prospectus supplement dated February 25, 2011 and an accompanying prospectus dated December 23, 2010 pursuant to the Revised Registration Statement.

The net proceeds to the Company from the February Offering, completed during the 4th quarter of fiscal 2011, after underwriting discounts and transaction expenses, were approximately $2,136,000. The Company intends to use the net proceeds of the February Offering for general corporate purposes including, but not limited to, (i) working capital needed to support the rapid growth of the Company’s HSOR products in foreign markets, (ii) accelerated development and marketing of Terahertz applications, (iii) capital expenditures needed to further automate the Company’s manufacturing processes, and increase the Company’s productivity.

Deregistration of Revised Registration Statement

On March 28, 2011, the Company filed a post-effective amendment on Form S-3 (the Post-Effective Amendment) to deregister the remaining securities under our Revised Registration Statement.  On March 28, 2011, the Post-Effective Amendment was declared effective by the SEC.

Raw Materials

The principal raw materials used by the Company in the manufacture of its semiconductor components and sensor assemblies are silicon and III-V material (InP, GaAs) wafers, chemicals, gases and metals used in processing wafers, gold wire, solders, electronic components, high speed specialized semiconductor amplifiers and a variety of packages and substrates, including metal, printed circuit board, flex circuits, ceramic and plastic packages.  All of these raw materials can be obtained from several suppliers.  However, we depend on suppliers whose components have been qualified into our products and who could disrupt our business if they stop, decrease or delay shipments or if the components they ship have quality or consistency issues.  From time to time, particularly during periods of increased industry-wide demand, silicon wafers, III-V wafers (InP, GaAs), certain metal packages and other materials have been in short supply.  During fiscal 2011, the Company experienced increasing demand in the HSOR product platform.  The Company is closely monitoring supply chain lead times which have been increasing primarily due to rising demand combined with capacity reductions caused by the natural disaster that occurred in Japan in 2011.   As is typical in the industry, the Company allows for a significant lead-time (2 months or greater) between order and delivery of raw materials.  In the short term, any significant increase in lead times on critical components could reduce future growth.

Research and Development

Since its inception in June 1988, the Company has incurred material research and development (R&D) expenses, with the intent of commercializing these investments into profitable new standard and custom product offerings.  During the fiscal years ended in 2011 and 2010, the Company’s research and development expenses were $5.6 million and $4.7 million, respectively, which we believe was adequate to maintain the necessary investment in our future growth platforms.  The Company expects that an increase in research and development funding will be required for new projects/products as well as the continuing development of new derivatives of the Company’s current product line. The Company has in the past, and will continue to pursue government funded, as well as internally funded, research and development projects when they are in support of the Company’s development objectives.

As the Company begins the new 2012 fiscal year, the following research and development projects are currently underway:

●	HSOR - next generation photodiodes and high-speed optical receivers for both the 40G and 100G telecommunications market:
	o	1st generation 100G DP-QPSK long haul and metro markets
	o	1st generation 100G NRZ short reach market
	o	2nd generation integrated 40G DPSK and DQPSK long haul and metro markets
	o	4th generation integrated 40G NRZ short reach market
	o	Cost Reduction and performance enhancements through vertical integration of strategic 40G and 100G components, including amplifiers and integrated passive optical components (i.e.: Delay Line Interferometers and optical mixers)

●	THz –
	o	Application development utilizing the T-Ray® 4000 product platform for industrial quality and process control targeted at the aerospace, industrial and consumer product markets
	o	T-Ray® 4000 cost reduction, including laser and sub-systems initiatives for high volume markets
	o	T-Ray® 4000 product platform research and development for homeland security and military markets

●	Custom optoelectronics - Si PIN and APD photodiode developments to meet unique customer requirements, such as higher speeds, lower electrical noise, and unique multi-element geometries.

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

Proprietary Technology

The Company utilizes proprietary design rules and processing steps in the development and fabrication of its PIN and APD photodiodes, THz transmitters and receivers, fiber-coupled THz subsystems/systems, and THz applications.  The Company has a significant number of patents pending and owns the following patents and registered trademarks:

Patent #	Title	Issue Date
142,195	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE (US)	Apr-05
660,471	HIGHLY-DOPED P-TYPE CONTRACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE (KOREA)	Apr-06
726,387	TRADEMARK APPLICATION FOR T-RAY	Oct-08
765,715	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE (AUSTRIA)	Jan-04
766,174	ENHANCED PHOTODETECTOR (KOREA)	Oct-07
809,655	METHOD AND APPARATUS TO MONITOR PHASE CHANGES IN MATTER WITH TERAHERTZ RADIATION (KOREA)	Feb-08
811,365	PLANAR AVALANCHE PHOTODIODE (KOREA)	Feb-08
817,638	FOCUSING FIBER OPTIC (KOREA)	Mar-08
934,665	TRADEMARK APPLICATION FOR T-RAY TRADEMARK (MADRID PROTOCOL)	Aug-07
934,665	TRADEMARK APPLICATION FOR T-RAY TRADEMARK (AUSTRALIA)	Aug-07
1,090,282	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GERNERATION AND DETECTION SYSTEM (EUROPE)	Oct-10
1,090,282	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GERNERATION AND DETECTION SYSTEM (AUSTRIA)	Oct-10
1,090,282	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GERNERATION AND DETECTION SYSTEM (FRANCE)	Oct-10
1,090,282	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GERNERATION AND DETECTION SYSTEM (GERMANY)	Oct-10
1,090,282	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GERNERATION AND DETECTION SYSTEM (ITALY)	Oct-10
1,090,282	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GERNERATION AND DETECTION SYSTEM (NETHERLANDS)	Oct-10
1,090,282	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GERNERATION AND DETECTION SYSTEM (SPAIN)	Oct-10
1,090,282	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GERNERATION AND DETECTION SYSTEM (GREAT BRITAIN)	Oct-10
1,113,520	PLANAR AVALANCHE PHOTODIODE (HONG KONG)	Mar-10
1,113,604	OPTICAL DELAY (HONG KONG)	Jan-11

1,115,504	PICOSECOND OPTICAL DELAY (HONG KONG)	Nov-09
1,116,280	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE (EP)	Oct-07
1,116,280	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE (FRANCE)	Oct-07
1,116,280	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE (GREAT BRITAIN)	Oct-07
1,116,280	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE (ITALY)	Oct-07
1,116,280	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE (GERMANY)	Oct-07
1,230,578	COMPACT FIBER PIGTAIL TERAHERTZ IMAGING SYSTEM (EP)	Aug-06
1,230,578	COMPACT FIBER PIGTAIL TERAHERTZ IMAGING SYSTEM (AUSTRIA)	Aug-06
1,230,578	COMPACT FIBER PIGTAIL TERAHERTZ IMAGING SYSTEM (FRANCE)	Aug-06
1,230,578	COMPACT FIBER PIGTAIL TERAHERTZ IMAGING SYSTEM (ITALY)	Aug-06
1,230,578	COMPACT FIBER PIGTAIL TERAHERTZ IMAGING SYSTEM (GREAT BRITAIN)	Aug-06
1,454,173	FOCUSING FIBER OPTIC (EP)	May-09
1,454,173	FOCUSING FIBER OPTIC (FRANCE)	May-09
1,454,173	FOCUSING FIBER OPTIC (GERMANY)	May-09
1,454,173	FOCUSING FIBER OPTIC (ITALY)	May-09
1,454,173	FOCUSING FIBER OPTIC (NETHERLANDS)	May-09
1,454,173	FOCUSING FIBER OPTIC (GREAT BRITAIN)	May-09
1,570,306	PRECISION FIBER ATTACHMENT (EP)	Aug-08
1,570,306	PRECISION FIBER ATTACHMENT (ITALY)	Aug-08
1,570,306	PRECISION FIBER ATTACHMENT (FRANCE)	Aug-08
1,570,306	PRECISION FIBER ATTACHMENT (GREAT BRITAIN)	Aug-08
1,570,306	PRECISION FIBER ATTACHMENT (AUSTRIA)	Aug-08
1,570,306	PRECISION FIBER ATTACHMENT (GERMANY)	Aug-08
1,794,558	PICOSECOND OPTICAL DELAY (EP)	Sep-09
1,794,558	PICOSECOND OPTICAL DELAY (FRANCE)	Sep-09
1,794,558	PICOSECOND OPTICAL DELAY (GERMANY)	Sep-09
1,794,558	PICOSECOND OPTICAL DELAY (ITALY)	Sep-09
1,794,558	PICOSECOND OPTICAL DELAY (GREAT BRITAIN)	Sep-09
1,794,558	PICOSECOND OPTICAL DELAY (NETHERLANDS)	Sep-09
1,820,219	HIGH SPEED INGAAS PHOTOCONDUCTIVE DEVICE (AUSTRIA)	Jan-11
1,820,219	HIGH SPEED INGAAS PHOTOCONDUCTIVE DEVICE (FRANCE)	Jan-11
1,820,219	HIGH SPEED INGAAS PHOTOCONDUCTIVE DEVICE (GERMANY)	Jan-11
1,820,219	HIGH SPEED INGAAS PHOTOCONDUCTIVE DEVICE (ITALY)	Jan-11
1,820,219	HIGH SPEED INGAAS PHOTOCONDUCTIVE DEVICE (NETHERLANDS)	Jan-11
1,820,219	HIGH SPEED INGAAS PHOTOCONDUCTIVE DEVICE (SPAIN)	Jan-11
1,820,219	HIGH SPEED INGAAS PHOTOCONDUCTIVE DEVICE (GREAT BRITAIN)	Jan-11
1,820,219	HIGH SPEED INGAAS PHOTOCONDUCTIVE DEVICE (HONG KONG)	Jan-11
1,963,580	PICOMETRIX TRADEMARK	Mar-96
2,345,153	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE (CANADA)	Mar-04
2,350,065	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GERNERATION AND DETECTION SYSTEM (CANADA)	Jan-11
2,396,695	METHOD AND APPARATUS TO MONITOR PHASE CHANGES IN MATTER WITH TERAHERTZ RADIATION (CANADA)	Apr-10
3,561,696	TRADEMARK – T-RAY	Jan-09
3,561,697	TRADEMARK – T-RAY 2000	Jan-09
3,561,698	TRADEMARK – T-RAY 4000	Jan-09
4,180,824	COMPACT FIBER PIGTAIL TERAHERTZ IMAGING SYSTEM (JAPAN)	Sept-08
4,436,915	PRECISION FIBER ATTACHMENT (JAPAN)	Jan-10
4,717,946	THIN LINE JUNCTION PHOTODIODE (by Predecessor Co.)	Jan-88
4,782,382	HIGH QUANTUM EFFICIENCY PHOTODIODE DEVICES (by Predecessor Co.)	Nov-88

5,021,854	SILICON AVALANCHE PHOTODIODE ARRAY	Jun-91
5,057,892	LIGHT RESPONSIVE AVALANCHE DIODE	Oct-91
5,146,296	DEVICES FOR DETECTING AND/OR IMAGING SINGLE PHOTOELECTRON	Sep-92
5,308,989	TRADEMARK APPLICATION FOR T-GUAGE (JAPAN)	Mar-10
5,311,044	AVALANCHE PHOTOMULTIPLIER TUBE	May-94
5,477,075	SOLID STATE PHOTODETECTOR WITH LIGHT RESPONSIVE REAR FACE	Dec-95
5,757,057	LARGE AREA AVALANCHE ARRAY	May-98
5,801,430	SOLID STATE PHOTODETECTOR WITH LIGHT RESPONSIVE REAR FACE	Sep-98
6,005,276	SOLID STATE PHOTODETECTOR WITH LIGHT RESPONSIVE REAR FACE	Dec-99
6,029,988	COMPACT FIBER PIGTAILED TERAHERTZ IMAGING SYSTEM (GREAT BRITAIN)	Aug-06
6,111,299	ACTIVE LARGE AREA AVLANCHE PHOTODIODE ARRAY	Aug-00
6,262,465	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE	Jul-01
6,320,191	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GENERATION AND DETECTION SYSTEM	Nov-01
6,816,647	COMPACT FIBER PIGTAILED TERAHERTZ IMAGING SYSTEM	Nov-04
6,849,852	SYSTEM AND METHOD FOR MONITORING CHANGES IN STATE OF MATTER WITH TERAHERTZ RADIATION	Feb-05
6,936,821	AMPLIFIED PHOTOCONDUCTIVE GATE	Aug-05
7,039,275	FOCUSING FIBER OPTIC	May-06
7,078,741	HIGH-SPEED ENHANCED RESPONSIVITY PHOTO DETECTOR	Jul-06
7,263,266	PRECISION FIBER ATTACHMENT	Aug-07
7,348,607	PLANAR AVALANCHE PHOTODIODE	Mar-08
7,348,608	PLANAR AVALANCHE PHOTODIODE	Mar-08
7,449,695	TERAHERTZ IMAGING SYSTEM FOR EXAMINING ARTICLES	Nov-08
7,468,503	PIN PHOTODETECTOR	Dec-08
8,452,427	TRADEMARK APPLICATION FOR T-GUAGE	Mar-10
8,493,256	TRADEMARK APPLICATION FOR T-RAY 4000	Feb-10
ZL02825106.7	FOCUSING FIBER OPTIC (CHINA)	Apr-09
ZL03803039.X	ENHANCED PHOTODETECTOR (CHINA)	Apr-09
ZL2003801087.X	PRECISION FIBER ATTACHMENT (CHINA)	Mar-09
ZL200480015226	PIN PHOTODETECTOR (JAPAN)	Jun-09
ZL200480043236	PLANAR AVALANCHE PHOTODIODE (CHINA)	May-09
ZL200580033244	PICOSECOND OPTICAL DELAY (CHINA)	Jan-10
HK1085841	ENHANCED PHOTODETECTOR (HONG KONG)	Dec-09
HK1086340	FOCUSING FIBER OPTIC (HONG KONG)	Feb-10
HK1090282	PIN PHOTODETECTOR (HONG KONG)	Oct-10
HK1095637	PRECISION FIBER ATTACHMENT (HONG KONG)	Apr-10
HK1097957	PIN PHOTODETECTOR (HONG KONG)	Mar-10

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

Employees

As of June 23, 2011, the Company had 185 full time employees (including 3 officers).  Included are 47 engineering and development personnel, 10 sales and marketing personnel, 114 operations personnel, and 14 general and administrative personnel (including 3 officers).  The Company may, from time to time, engage personnel to perform consulting services and to perform research and development under third party funding.  In certain cases, the cost of such personnel may be included in the direct cost of the contract rather than in payroll expense.  None of our employees are covered by a collective bargaining agreement.  We believe our relations with our employees are good.

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

Our future cash flows from operations, combined with our accessibility to cash and credit, may not be sufficient to allow us to finance ongoing operations or to make required investments for future growth. Although, as described above in Item 1 under the heading “Form S-3 Filings”, we recently raised approximately $7.0 million (approximately $6.5 million net of expenses) in the capital markets by issuing approximately 4.3 million shares of Common Stock under our Revised Registration Statement, we may need to seek additional credit or access the capital markets for additional funds.  The recent disruption in credit markets and our recent operating losses make it uncertain whether we will be able to continue to access the credit or capital markets when necessary or desirable.  If we are not able to access the credit or capital markets and obtain financing on commercially reasonable terms when needed, our business could be materially harmed and our results of operations could be adversely affected.

We have previously violated certain covenants under our Loan Agreement with The PrivateBank and Trust Company may not be in compliance with future covenants under our Credit Facility.

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

On June 25, 2010, the Company and the Lender entered into a second amendment to the Loan Agreement (the “Second Amendment”) pursuant to which the Lender waived any event of default under the Loan Agreement resulting from the covenant violations for the fiscal quarters ended December 31, 2009 and March 31, 2010 (the “covenant violations”). Among other things, the Second Amendment (1) updated the financial covenants (as defined in the Second Amendment) and (2) required the Company to amend the secured promissory notes (the “Picometrix Notes”) issued to Robin Risser, the Company’s COO and CFO and Steve Williamson, the Company’s  CTO, (collectively, the “Note Holders”), in connection with the Company’s’ acquisition of Picometrix, Inc. on May 2, 2005 by August 25, 2010 to defer the payment of the remaining fourth and fifth installment payments owed under the Picometrix Notes (the “Amendment Undertaking”). Under the Second Amendment, failure to satisfy the Amendment Undertaking by August 25, 2010 would constitute an event of default under the Loan Agreement.

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

As of March 31, 2011 and March 31, 2010, our consolidated balance sheet included $4.6 million in goodwill. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our business acquisitions.  The Company’s goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any excess goodwill value resulting from the impairment test must be written off in the period of determination. Intangible assets (other than goodwill) are generally amortized over the useful life of such assets and aggregated to $5.7 million at March 31, 2011. In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets. We may subsequently experience unforeseen issues with such business which adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations and financial condition.

We are dependent upon several suppliers for a significant portion of raw materials used in the manufacturing of our products and any significant interruption could have a material adverse affect on our manufacturing.

The principal raw materials we use in the manufacture of our semiconductor components and sensor assemblies are silicon and III-IV wafers, chemicals and gases used in processing wafers, gold wire, lead frames, specialized semiconductor amplifiers, and a variety of packages and substrates, including metal, printed circuit board, flex circuits, ceramic and plastic packages. All of these raw materials can be obtained from several suppliers. However, we depend on suppliers whose components have been qualified into our products and who could disrupt our business if they stop, decrease or delay shipments or if the components they ship have quality or consistency issues.  During the last several years, the number of suppliers of components has decreased significantly and, more recently, demand for components has increased rapidly. Any supply deficiencies relating to the quality or quantities of components we use to manufacture our products could adversely affect our ability to fulfill customer orders and our results of operations. For example, during the quarter ended March 31, 2011, we experienced some limitations on the components available from certain of our suppliers, which reduced our revenue growth for the fourth quarter.

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), the SEC has proposed disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer’s efforts to prevent the sourcing of such minerals and metals produced from those minerals. The additional disclosure rules will take effect after the Company’s first full fiscal year following the promulgation of the SEC’s final rules. Assuming the SEC adopts final rules in late 2011, the first reporting period will be for the Company’s fiscal year ending in 2013.

The implementation of these requirements could affect the sourcing and availability of metals used in the manufacture of a limited number of raw material parts contained in our products. This may reduce the number of suppliers who provide conflict free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Our material sourcing is broad based and multi-tiered, and we may not be able to conclusively verify the origins for all metals used in our products.

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

In fiscal 2011, approximately 25% of our sales were related to products and services purchased by federal government contractors. Our business depends upon continued federal government expenditures on defense, intelligence, homeland security, aerospace and other programs that we support.  In fiscal 2011, our sales to federal government contractors increased 4%. In addition, foreign military sales are affected by U.S. government regulations, regulations by the purchasing foreign government and political uncertainties in the U.S. and abroad.  There can be no assurance that the federal government budget (including defense and military) will continue to grow or that sales of defense related items to foreign governments will continue at present levels. The terms of defense contracts with the U.S. government generally permit the government to terminate such contracts, with or without cause, at any time. Any unexpected termination of a significant U.S. government contract with a military contractor that we sell our products to could have a material adverse affect on the Company.

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

Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and internal procedures, to establish and protect our proprietary rights. We utilize proprietary design rules and processing steps in the development and fabrication of our PIN photodiodes, APD photodiodes and our THz systems and sensors. In addition, our products rely upon over 164 patents or patents pending. There can be no assurance that any issued patents will provide us with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent utilized by us, or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and to prevent the infringement of a patent could be substantial and could have a material adverse affect on our operating results. Furthermore, there can be no assurance that our PIN photodiodes, APD photodiodes and THz technology will not infringe on patents or rights owned by others, licenses to which might not be available to us. Based on limited patent searches, contacts with others knowledgeable in the field of PIN photodiodes, APD photodiodes and our THz technology, and a review of the published materials, we believe that our competitors hold no patents, licenses or other rights to the PIN photodiodes, APD photodiodes and our THz technology which would preclude us from pursuing our intended operations.

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

Future acquisitions could require us to issue additional indebtedness or equity.

If we were to undertake a substantial acquisition for cash, the acquisition would likely need to be financed in part through bank borrowings or the issuance of public or private debt. This acquisition financing could likely increase our ratio of debt to equity and adversely affect other leverage criteria. Under our existing Loan Agreement, we are required to obtain the Lender’s consent for certain additional debt financing and to comply with other covenants including the application of specific financial ratios. We are also restricted from paying cash dividends on our capital stock. We cannot assure you that the necessary acquisition financing would be available to us on acceptable terms if and when required. If we were to undertake an acquisition for equity, the acquisition may have a dilutive effect on the interests of the holders of our Common Stock.

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

The laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act of 2010 and the rules adopted or proposed by the SEC, will result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements. New rules could make it more difficult or more costly for us to comply with regulatory requirements, including our reporting obligations under the Exchange Act, and obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs to comply with any new rules and regulations, or if compliance can be achieved.

Risks Relating to Our Class A Common Stock

Our share price has been volatile in the past and may decline in the future.

Our Class A Common Stock has experienced significant market price and volume fluctuations in the past and may experience significant market price and volume fluctuations in the future in response to factors such as the following, some of which are beyond our control:

●	quarterly variations in our operating results;
●	operating results that vary from the expectations of securities analysts and investors;
●	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;
●	announcements of technological innovations or new products by us or our competitors;
●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	changes in the status of our intellectual property rights;
●	announcements by third parties of significant claims or proceedings against us;
●	additions or departures of key personnel;
●	future sales of our ordinary shares;
●	stock market price and volume fluctuations; and
●	general economic conditions.

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

Future sales of substantial amounts of our Class A Common Stock in the public market could decrease the prevailing market price of our Class A Common Stock, which would have an adverse affect on our ability to raise equity capital in the future.

We do not intend to pay dividends and are precluded from doing so while our Loan Agreement is outstanding.

We have never declared or paid any cash dividends on our Class A Common Stock and we are currently precluded from doing so while our Loan Agreement is outstanding. Even in the event the Loan Agreement is terminated, we currently intend to retain future earnings, if any, to finance operations and expand our business and, therefore, do not expect to pay any dividends in the foreseeable future.

Provisions in our charter documents and Delaware law and our adoption of a stockholder rights plan may delay or prevent a third party from acquiring us, which could decrease the value of our stock.

Our Board of Directors has the authority to issue preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting and conversion rights, of those shares without any further vote or action by the stockholders. The issuance of our preferred stock could have the effect of making it more difficult for a third party to acquire us. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which could also have the effect of delaying or preventing our acquisition by a third party. Further, certain provisions of our Certificate of Incorporation and bylaws could delay or make more difficult a merger, tender offer or proxy contest, which could adversely affect the market price of our common stock.

In September 2002, we adopted a rights agreement, which was amended and restated on February 4, 2005, pursuant to which we distributed one preferred stock purchase right as a dividend on each outstanding share of our Common Stock.  Each right entitles the holder to purchase one one-hundredth of a share of our Series B Preferred Stock, par value $0.001 per share, at a purchase price of $5.00 per one one-hundredth of a preferred share, subject to adjustment to reflect stock splits, stock dividends or similar transactions.  Because the rights may substantially dilute the stock ownership of a person or group attempting to take us over without the approval of our Board of Directors, the plan could make it more difficult for a third party to acquire us, or a significant percentage of our outstanding capital stock, without first negotiating with our Board of Directors regarding such acquisition. Our rights plan will expire in September 2012.

Item 2.   Properties

The Company leases all of its executive offices, research, marketing and manufacturing facilities under non-cancellable operating leases.  At March 31, 2011, those leases consisted of approximately 90,100 square feet in two facilities. The lease for our facility located in Camarillo, California was amended in December 2008 and is now leased through February 2014.  Our facility located in Ann Arbor, Michigan is comprised of the corporate office and the Picometrix LLC manufacturing plant.

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

Item 4.   Reserved

PART II

Item 5.   Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company's Class A Common Stock is traded on the NYSE Amex (AMEX) under the symbol "API".

Stock Performance Graph

The graph below provides an indicator of our cumulative total stockholder return as compared with the AMEX Composite Index and the AMEX Technology Index.  The graph assumes an initial investment of $100.  The graph covers a period of time beginning in March 26, 2006, through March 31, 2011, which represents the last trading day of the year.

At June 23, 2011, the Company had 120 holders of record for the Class A Common Stock (including shares held in street name), representing approximately 5,760 beneficial owners of the Class A Common Stock.

Quarterly Stock Market Data

The following table sets forth the high and low closing prices of the Company’s Class A Common Stock by quarter for fiscal years 2011 and 2010.

Common Stock Price
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2011	2010	2011	2010	2011	2010	2011	2010
Common Stock1
High	$.59	$.73	$.99	$.87	$1.77	$.90	$2.63	$.77
Low	$.42	$.59	$.50	$.55	$.88	$.57	$1.51	$.54
1 Price ranges on the NYSE AMEX.

The Company has never paid any cash dividends on its capital stock and is currently precluded from doing so while its Loan Agreement is outstanding.  Even in the event the Loan Agreement is terminated, the Company intends to retain earnings, if any, for use in its business and does not anticipate that any funds will be available for the payment of cash dividends on its outstanding shares in the foreseeable future.  The holders of Common Stock will not be entitled to receive dividends in any year until the holders of the Class A Redeemable Convertible Preferred Stock receive an annual non-cumulative dividend preference of $.072 per share.  To date, a total of 740,000 shares of Class A Redeemable Convertible Preferred Stock have been converted into 222,000 shares of Class A Common Stock, leaving outstanding 40,000 shares of Class A Redeemable Convertible Preferred Stock. The aggregate non-cumulative annual dividend preference of such Class A Redeemable Convertible Preferred Stock is $2,880.  There is no public market for the Company's Class A Redeemable Convertible Preferred Stock or Class B Common Stock; however, such stock is convertible into Class A Common Stock at the option of the holder and upon transfer by the holder of the Class A Redeemable Convertible Preferred Stock.

Repurchases of Equity

The Company made no repurchases of our common stock during our fourth fiscal quarter ended March 31, 2011.

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

Global Economic Conditions
In recent years, the credit and financial markets have experienced significant volatility characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities and commodities prices and currency rates, severely diminished liquidity and credit availability, concern over the economic stability of certain economies in Europe and a significant level of intervention from the United States and other governments, as applicable. Continued concerns about the systemic impact of potential long-term or widespread recession, unemployment, energy costs, geopolitical issues including government deficits, the availability and cost of credit, and reduced consumer confidence have contributed to increased market volatility and diminished expectations for most developed and emerging economies. While recent economic data reflect some stabilization of the economy and credit markets, the cost and availability of credit may continue to reflect volatility and uncertainty. Continued turbulence in the United States and international markets and global economies could restrict our ability and the ability of our customers to refinance indebtedness, increase the costs of borrowing, limit access to capital necessary to meet liquidity needs and materially harm operations or the ability to implement planned business strategies. With respect to our customers, these factors could also negatively impact the timing and amount of infrastructure spending, further negatively impacting our sales.

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

Revenue Recognition
Revenue is derived principally from the sales of the Company’s products.  The Company recognizes revenue when persuasive evidence of an arrangement exists, usually in the form of a purchase order, when shipment has occurred since its terms are FOB source, or when services have been rendered, title and risk of loss have passed to the customer, the price is fixed or determinable and collection is reasonably assured in terms of both credit worthiness of the customer and no post shipment obligations or uncertainties with respect to customer acceptance.

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

The Company predominantly sells directly to original equipment manufacturers with a direct sales force.  The Company sells in limited circumstances through distributors. Sales through distributors represent approximately 6% of total fiscal 2011 revenue.  Significant terms and conditions of distributor agreements include FOB source, net 30 days payment terms, with no return or exchange rights, and no price protection.  Since the product transfers title to the distributor at the time of shipment by the Company, the products are not considered inventory on consignment.

Revenue is also derived from technology research and development contracts. We recognize revenue from these contracts as services and/or materials are provided.

Impairment of Long-Lived Assets
As of March 31, 2011 and March 31, 2010, our consolidated balance sheet included $4.6 million in goodwill. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our business acquisitions.

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

The Company’s evaluation as of March 31, 2011 and March 31, 2010, indicated there were no impairments. As of March 31, 2011, our market capitalization calculated as described as above, was $53.4 million and our carrying value, including goodwill, was $20.2 million.

As of March 31, 2010, our market capitalization, calculated as described above, was $14.2 million and our carrying value, including goodwill, was $14.4 million. We applied a 25% control premium to market capitalization to determine a fair value of $17.8 million. We believe that including a control premium at this level is supported by recent transaction data in our industry. Absent the inclusion of a control premium, our carrying value would have exceeded fair value, requiring a step two analysis which may have resulted in an impairment of goodwill.

As evidenced above, our stock price and control premium are significant factors in assessing our fair value for purposes of the goodwill impairment assessment. Our stock price can be affected by, among other things, changes in industry or market conditions, changes in our results of operations, and changes in our forecasts or market expectations relating to future results. Our stock price has fluctuated from a high of $2.63 to a low of $1.51 during the fourth quarter of fiscal 2011. On all trading days during the fourth quarter of fiscal 2011, our stock price was high enough that our market capitalization exceeded our carrying value without giving effect to a control premium. The current macroeconomic environment, however, continues to be challenging and we cannot be certain of the duration of these conditions and their potential impact on our stock price performance. If our market capitalization falls below our carrying value for a sustained period, it is reasonably likely that a goodwill impairment assessment prior to the next annual review in the fourth quarter of fiscal 2012 would be necessary and an impairment of goodwill may be recorded. A non-cash goodwill impairment charge would have the affect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

The carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value.  As a result of the current year operating loss, the Company performed an impairment evaluation.The Company’s evaluation for the fiscal year ended March 31, 2011 indicated there were no impairments.

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

At March 31, 2011, the Company had net operating loss carry forwards (NOL’s) of approximately $20.7 million for Federal income tax purposes and $5.8 million for state income tax purposes that expire at various dates through fiscal year 2031. The tax laws related to the utilization of loss carry forwards are complex and the amount of the Company’s loss carry forward that will ultimately be available to offset future taxable income may be subject to annual limitations under Internal Revenue Code (IRC) Section 382 resulting from changes in the ownership of the Company’s Common Stock.

The Company performed an analysis to determine whether an ownership change under IRC Section 382 had occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of the net operating loss carry forwards attributable to periods before the change.  As of March 31, 2011, the Company believes there are no limitations on the use of these Federal NOLs.

At March 31, 2011, the Company’s net deferred tax asset before consideration of a valuation allowance was approximately $8.5 million, mainly consisting of net operating loss carry-forwards. In assessing the realizability of deferred tax assets, the Company has determined that at this time it is “more likely than not” that deferred tax assets will not be realized, primarily due to uncertainties related to its ability to utilize the net operating loss carry-forwards before they expire based on the negative evidence of its recent years history of losses, including tax losses in two of the last three years and cumulative taxable losses over the past three years, outweighing the positive evidence of taxable income projections in future years. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during those periods in which those temporary differences become deductible or within the periods before NOL carry forwards expire. As of both March 31, 2011 and 2010, the Company recorded a full valuation allowance on its net deferred tax.

The calculation of federal income taxes involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step involves evaluating the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step involves estimating and measuring the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. Our evaluation of uncertain tax positions is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company has taken no tax positions which would require disclosure.  Although the IRS is not currently examining any of our income tax returns, tax years 2007 to 2010 remain open and are subject to examination.

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

Results of Operations

Fiscal Year Ended March 31, 2011 Compared to Fiscal Year Ended March 31, 2010

Revenues
The Company predominantly operates in one industry segment, light and radiation detection devices that it sells to multiple markets including telecommunications, industrial sensing/NDT, military/aerospace, medical, and homeland security.  Revenues by market consisted of the following:

	Year ended
	March 31, 2011		March 31, 2010
Telecommunications	$11,000,000	38%	$5,763,000	27%
Industrial Sensing/NDT	11,618,000	40%	8,457,000	40%
Military/Aerospace	4,836,000	17%	6,283,000	30%
Medical	828,000	3%	411,000	2%
Homeland Security	556,000	2%	161,000	1%
Total Revenues	$28,838,000	100%	$21,075,000	100%

The Company's revenues for fiscal 2011 were $28.8 million, an increase of $7.7 million, or 37%, from revenues of $21.1 million for fiscal 2010. The Company experienced increases in four of our five markets during fiscal 2011.

Telecommunications sales were $11.0 million, an increase of $5.2 million or 91% from fiscal 2010. The increase in the Company’s telecommunications revenues for fiscal 2011 was the result of our product development investment over the past few years and rapid growth in the 40G and emerging 100G markets.  The Company’s Telecommunications revenue in the fourth quarter increased approximately 182% ($2.5 million) over the prior year fourth quarter and increased approximately 17% from the third quarter of the current year, an indication of the rapid growth in the 40G and emerging 100G products.  The Company expects telecommunication revenue to continue to grow in fiscal year 2012.

Industrial Sensing/NDT market revenues were $11.6 million in fiscal 2011, an increase of 37% (or $3.1 million) from fiscal 2010 revenues of $8.5 million. This growth reflects a continued strengthening in our industrial markets as the economy continues to strengthen and increased revenue from our Terahertz NDT application development contracts, including our contract to inspect the F-35 Joint Strike Fighter.  The Company’s Industrial Sensing/NDT revenue in the fourth quarter of the current year decreased 4% ($97,000) from the comparable prior year quarter, and increased approximately 6%, or $149,000, from the third quarter of the current year. Growth in our consecutive quarters reflects a gradual strengthening in our industrial markets as the economy continues to recover from the economic recession.  The Company expects moderate growth in the industrial/NDT market in fiscal year 2012.

Military/Aerospace market revenues were $4.8 million, a decrease of 23% (or $1.5 million) from the comparable prior year revenues of $6.3 million.  The Company’s military/aerospace market revenue in the fourth quarter of the current year decreased 41% ($618,000) from the third quarter of the current year and decreased 16% ($164,000) from the prior year fourth quarter.  This decrease was attributable primarily to the timing of customer order releases and a slight reduction in customer requirements. The Company’s expects military revenues to remain stable during the coming fiscal year.

Medical market revenues increased $417,000 or 102% from the prior year of $411,000.  Although the Company’s medical market revenue in the fourth quarter of the current year decreased 66% ($294,000) from the third quarter of the current year, it increased 116% ($82,000) from the prior year fourth quarter.  The increase year over year was primarily a result of new orders from existing customers in fiscal year 2011.  The Company expects Medical market revenues to increase moderately in fiscal year 2012.

Homeland security revenues increased 245% ($395,000) to $556,000. The Company’s Homeland Security market revenue in the fourth quarter of the current year increased $369,000 over the third quarter of the current year and increased $456,000 over the prior year fourth quarter.  This increase was the result of the In-Q-Tel development contract revenues relating to the development of anomaly detector prototypes for personnel screening. The Company expects Homeland Security revenues for fiscal year 2012 to grow substantially as a result of this development contract.

Gross Profit
Gross Profit was $12.4 million (or 43% of revenue), compared to the prior year of $9.0 million (43% of revenue).  The higher gross profit in dollars was due primarily to increased volume and product mix, offset partially by higher scrap and rework expenses associated with the manufacturing ramp up of 40G and 100G line side products.

Operating Expenses
Research and Development expenses (R&D) -- The Company’s R&D expenses increased approximately 19%, or $893,000, over the prior year. R&D expenses of $5.6 million for fiscal 2011 compared to $4.7 million in fiscal 2010 were 20% and 22% of sales, respectively. The Company increased investment in the next generation 40G/100G HSOR products and THz application and market development in fiscal 2011 in order to gain HSOR market share and move THz from the laboratory to the manufacturing floor and into homeland security applications.

Sales and Marketing expenses (S&M) – The Company’s S&M expenses increased $225,000 (or 14%) to $1.9 million (7% of sales) in fiscal 2011 compared to $1.7 million (8% of sales) in fiscal 2010. The increase was primarily attributable to additional sales and marketing activities to support the Company’s growth.

General and Administrative expenses (G&A) -- G&A expenses decreased $128,000 to approximately $4.0 million (14% of sales) for fiscal 2011, as compared to $4.2 million (20% of sales) for fiscal 2010. Although the decrease was minimal, it was primarily attributable to lower stock option, legal and business tax expenses, offset by higher labor expenses and listing fees associated with the sale of the Company’s Class A Common Stock.

Amortization expense decreased $438,000 to $1.6 million compared to the prior year of approximately $2.1 million.  The Company utilizes the cash flow amortization method on the majority of its intangible assets.

The Company’s evaluations of Intangible assets and Goodwill for the years ended March 31, 2011 and 2010 resulted in no impairment adjustments.

Financing and Other Income (Expense), net
Interest income for fiscal 2011 decreased $3,000 to approximately $5,000, compared to $8,000 in fiscal 2010, due primarily to lower cash balances available for short-term investment and lower interest rates in fiscal 2011.

Interest expense for fiscal 2011 was $237,000 as compared to $304,000 in fiscal 2010, a decrease of $67,000, primarily attributable to lower interest rates and reduced debt obligations.

For the year ended March 31, 2011, the Company incurred other expense of $491,000 on the change in fair value of the warrant liability, compared to other income of $182,000 for the year ended March 31, 2010.

FASB guidance on determining whether instruments granted in share-based payment transactions are participating securities requires our outstanding warrants to be recorded as a liability at fair value with subsequent changes in fair value recorded in earnings. The fair value of the warrant is determined using a Black-Scholes option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. The Company compared the fair values determined using the Black-Scholes model with that using a lattice model, which is generally a preferred model when instruments contain non-standard features such as the reset features contained in our warrants, noting no significant differences in warrant values.  To the extent that the fair value of the warrant liability increases or decreases, the Company records an expense or income in its statements of operations. The expense of $491,000 related to the  change in fair value of the warrant liability for fiscal 2011 is due to the increase in the stock price, expected volatility, interest rates and contractual life of the warrants which are the primary assumptions applied to the Black-Scholes model used to calculate the fair value of the warrants.

During fiscal year 2011, the Company recorded a Loss on debt extinguishment of $318,000, as a result of amending The Picometrix Notes as described in Note 6 to the Consolidated Financial Statements.

Net loss for fiscal 2011 was $1.9 million ($0.07 per share), as compared to net loss of $3.7 million ($0.15 per share) in fiscal 2010, a decrease in loss of $1.8 million.  The decrease in losses for the year were primarily attributable to higher revenue offset partially by an increase in cost associated with new product  revenue and increased R&D expenses in the growth product platforms.  The non-cash impact of recording the change in fair value of warrant liability and the loss on debt extinguishment accounted for $809,000 (or 43%) of the loss for fiscal 2011, which represents $0.03 per share.

Liquidity and Capital Resources
At March 31, 2011, the Company had cash and cash equivalents of $4.7 million, an increase of $3.0 million from $1.7 million as of March 31, 2010. Cash generated from financing activities in fiscal 2011 accounted for $5.1 million, offset by a reduction in cash from investing activities of $1.6 million and a reduction in cash from operating activities of $473,000.

Operating Activities
Net cash used in operating activities of $473,000 for the year ended March 31, 2011 was primarily the result of net cash provided by operations of $1.7 million offset by net cash used by changes in operating assets and liabilities of $2.2 million.  The net cash provided by operations included a net loss of $1.9 million, offset by non-cash expenses of $3.6 million, including $2.8 million from depreciation, amortization and stock based compensation expense;  approximately $491,000 for the change in the fair value of warrants; and $318,000 from loss on debt extinguishment. The net use of cash by changes in operating assets and liabilities of $2.2 million was primarily a result of higher revenues which increased accounts receivable by $1.9 million and inventories by $1.1 million, offset by increases in accounts payable of $1.1 million.  Prepaid and other assets increased $323,000, offset by increased accrued expenses of $50,000.

Net cash provided by operating activities of $152,000 for the year ended March 31, 2010 was primarily the result of net cash provided by changes in operating assets and liabilities of $406,000, offset by net cash used in operations of $254,000. The net cash used in operations included a net loss of $3.7 million, offset by net cash expenses of $3.6 million from depreciation, amortization and stock based compensation expense, and non-cash income of approximately $182,000 to record a change in the fair value of warrants. Changes in operating assets and liabilities were primarily a result of lower revenues which reduced accounts receivable by $605,000 and lowered accounts payable by $350,000.  Prepaid and other assets were lower by $63,000 and accrued expenses increased by $75,000.

Investing Activities
Net cash used in investing activities was approximately $1.6 million for the year ended March 31, 2011.  The amount consisted of capital expenditures of approximately $1.4 million and patent expenditures of $251,000.

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

Financing Activities
Net cash provided by financing activities was $5.1 million for the year ended March 31, 2011.  The amount consisted of net proceeds from the sale of Class A Common Stock of $6.6 million, proceeds from the exercise of stock options of $105,000 and proceeds from the exercise of warrants of $243,000. These were partially offset by a net reduction in bank debt of $1.3 million, reduction in related party debt of $226,000 and the reduction in MEDC/MSF debt of $253,000.

The Company used $418,000 in net cash from financing activities in fiscal 2010, primarily to reduce $434,000 in bank debt, offset by proceeds from stock options exercised of $16,000.

Debt

Related Parties Debt - As a result of the 2005 acquisition of Picometrix, LLC (f/k/a Picometrix, Inc.), the Company issued four-year promissory notes in the aggregate principal amount of $2.9 million (the Picometrix Notes) to Robin Risser, the Company’s COO and CFO, and Steve Williamson, the Company’s CTO (collectively, the Note Holders). API has the option of prepaying the Picometrix Notes without penalty.

On November 30, 2009, the Company and the Note Holders entered into the fourth amendments to the Picometrix Notes to extend the due date for the remaining principal balance of the Related Party Notes (in the aggregate amount of $1,400,500) to March 1, 2011 payable in two installments as follows:

Payment Date	Principal Payment
December 1, 2010	$450,000
March 1, 2011	$950,500

As described in the Bank Debt section of Note 6 to the Consolidated Financial Statements, the Company’s credit facility agreement (the Loan Agreement) with The PrivateBank and Trust Company (the Lender) required that the Company amend the Picometrix Notes to defer the December 1, 2010 and March 1. 2011 installment payments (the Amendment Undertaking).  In compliance with the Amendment Undertaking, on November 29, 2010, the Company and the Note Holders entered into the fifth amendments to the Picometrix Notes (the Fifth Amendment). The Fifth amendment required the Company to pay the Note Holders a restructuring fee of $156,312 (11%) and extended the due dates for the remaining principal balance payments on the Picometrix Notes (in the aggregate amount of $1,400,500) to September 1, 2012 per the payment schedule below:

Payment Date	Principal Payment
December 1, 2010	$150,000
March 1, 2011	$75,000
June 1, 2011	$75,000
September 1, 2011	$150,000
December 1, 2011	$225,000
March 1, 2012	$225,000
June 1, 2012	$225,000
September 1, 2012	$275,500

The interest rate on the Picometrix Notes was increased from prime plus 1% to prime plus 2% (5.25% at March 31, 2011), and interest is to be paid quarterly through the maturity date.  The balance outstanding under the Picometrix Notes was $1,175,000 at March 31, 2011.  The Picometrix Notes are secured by all of the intellectual property of Picometrix.

Interest payments made to Note Holders during the years ended March 31, 2011 and March 31, 2010 were $61,000 and $60,000, respectively.

In conjunction with the Fifth Amendment to the Picometrix Notes, on November 15, 2010, the Company and the Note Holders entered into a securities purchase agreement (the SPA), which was subsequently amended and restated on November 29, 2010, in its entirety to reflect certain structural changes in the transaction as originally agreed upon by the parties to the SPA.  As amended and restated, the SPA provided for the Company to issue and sell to the Note Holders in exchange for an aggregate payment of $78,156.25 (the Purchase Price) the number of units of the Company’s securities (Units) determined by dividing the Purchase Price by the per share closing price of the Company’s Common Stock on NYSE Amex on the day preceding the closing (the Formula Price). Each Unit was to consist of one share of the Company’s Class A Common Stock and a five-year warrant to purchase four shares of the Company’s Class A Common Stock at an exercise price equal to 120% of the Formula Price (the 2010 Warrants). The closing of the purchase and sale transactions contemplated by the SPA was subject to the receipt of NYSE Amex approval of an additional listing application covering the Units (the Note Holder Additional Listing Application) and other closing conditions customary for transactions of this nature. On November 30, 2010, NYSE Amex approved the Note Holder Additional Listing Application and the parties to the SPA satisfied the other closing conditions. The Formula Price was determined to be $1.17 and accordingly, the Company issued the Note Holders 66,799 Units comprised of (i) 66,799 shares of Common Stock and (ii) 2010 Warrants to purchase an aggregate of 267,196 shares of Common Stock at an exercise price of $1.404 per share pursuant to separately executed warrant agreements (collectively, the Warrant Agreements) upon the closing of the SPA on November 30, 2010. While the exercise price of the 2010 Warrants is subject to adjustment as defined in the Warrant Agreements, such adjustment cannot reduce the exercise price below $1.17 per share.

The Company performed an assessment of the Fifth Amendment made to the Picometrix Notes and determined that the Fifth Amendment constituted a “substantial modification” in accordance with FASB guidance as the present value of future cash flows under the terms of the Fifth Amendment, combined with the fair value of the consideration given as part of the SPA, was more than 10% different than the present value of cash flows under the prior amendment to the Picometrix Notes.  As a result, the Company recorded a loss on debt extinguishment of $317,725, which is equal to the $156,312 restructuring fee and the fair value of the warrants issued in conjunction with the SPA which was $161,413 at November 30, 2010.  See Note 10 to the Consolidated Financial Statements for additional information on the Warrants.

Bank Debt –On September 25, 2008, the Company executed the Loan Agreement with the Lender. As part of this Loan Agreement, the Company has a term loan and a $3.0 million line of credit.  The term loan is to be repaid in monthly principal payments of $36,167, plus interest at prime plus 2%, until maturity on September 25, 2012, provided that if the existing loans to the Company by the Michigan Economic Development Corporation (MEDC) or Michigan Strategic Fund (MSF) have not converted to equity on or before August 31, 2011, the outstanding principal shall be due on August 31, 2011.  As there are no assurances that these loans will be converted to equity by August 31, 2011, the entire outstanding balance of the bank term note is reflected as a current obligation as of March 31, 2011.  The interest rate on the term loan on March 31, 2011 was 5.25%.  The line of credit bears interest at prime plus 2% (5.25% at March 31, 2011) and any outstanding borrowings are due on September 25, 2011, provided that if the existing loans to the Company by the MEDC or MSF have not been converted to equity on or before August 31, 2011, the outstanding principal will be due on August 31, 2011.  The availability under the line of credit is determined by a calculation of a borrowing base that includes a percentage of accounts receivable and inventory.

The line of credit is guaranteed by each of API’s wholly-owned subsidiaries and the term loan is secured by a Security Agreement among API, its subsidiaries and the Lender, pursuant to which API and its subsidiaries granted to the Lender a first-priority security interest in certain described assets.

The Loan Agreement contains financial covenants (the Financial Covenants) including minimum Debt Service Coverage ratio, Adjusted EBITDA level, and Net Worth requirements (each as defined in the Loan Agreement). On May 29, 2009, the Company amended the Loan Agreement effective March 31, 2009 (the First Amendment). Pursuant to the First Amendment, (1) the Adjusted EBITDA level was measured on a year to date basis for the June 26, 2009, September 25, 2009, December 25, 2009 and March 31, 2010 test dates and thereafter was to be measured on a trailing four quarter basis, (2) the minimum Debt Service Coverage ratio was set at 1.0 to 1.0 for the first quarter of fiscal year 2010, 1.25 to 1.0 for the second quarter of fiscal year 2010 and 1.5 to 1.0 thereafter, and (3) the minimum Net Worth covenant was initially set at $15.5 million and would automatically increase by 10% of Net Income (as defined in the Loan Agreement) for each fiscal year that the Company reported net income.

At December 25, 2009 and March 31, 2010, the Company was not in compliance with the Financial Covenants. This constituted an event of default under the terms of the Loan Agreement which gave the Lender the ability to provide us with notice that they are exercising their rights under the Loan Agreement by demanding payment in full of the outstanding indebtedness under the Loan Agreement.

On June 25, 2010, the Company and the Lender entered into a second amendment to the Loan Agreement (the Second Amendment). The Second Amendment increased the interest rate from prime plus 1% to prime plus 2% and amended the Financial Covenants. Pursuant to the Second Amendment, (1) the minimum Debt Service Coverage ratio was set at 1.0 to 1.0 for the first three quarters of fiscal 2011 and 1.2 to 1.0 thereafter (2) the minimum Adjusted EBITDA level is measured on a trailing three month basis and was $190,000 for the July 2, 2010 test date, $190,000 for the October 1, 2010test date, $260,000 for the December 31, 2010 test date, and $400,000 for the March 31, 2011 test date, and thereafter on a trailing twelve month basis will be $1,160,000 and (3) the minimum Net Worth requirement was set at $13.0 million for the first quarter of fiscal year 2011, $12.5 million for the second quarter of fiscal year 2011, $12.1 million for the third quarter of fiscal year 2011 and $11.8 million for the fourth quarter of fiscal year 2011.  The Company was in compliance with its financial covenants as of March 31, 2011.

In addition to amending the Financial Covenants and as described above under the heading “Related Parties Debt”, the Second Amendment required the Company to amend the Picometrix Notes by August 25, 2010 to defer the December 1, 2010 and March 1, 2011 installment payments owed under the Picometrix Notes (the Amendment Undertaking). Failure to amend the Picometrix Notes by August 25, 2010 would constitute an event of default under the Loan Agreement.

On August 27, 2010, the Company executed a third amendment to the Loan Agreement with the Lender (the Third Amendment). The Third Amendment (1) increased the amount of proceeds from equity issuances that the Company may use to make payments in respect of the Company’s existing indebtedness under the Picometrix Notes and (2) extended the deadline set forth in the Second Amendment for satisfying the Amendment Undertaking.

On November 30, 2010, the Company executed a Fourth Amendment to the Loan Agreement with the Lender, effective as of November 30, 2010 (the Fourth Amendment). Among other things, the Fourth Amendment (1) deleted the Amendment Undertaking, (2) approved the amendments to the Picometrix Notes described above under the heading “Related Parties Debt” and the payment of a restructuring fee in connection therewith, (3) amended the definition of “Adjusted EBITDA” to add back a portion of the restructuring fee to the calculation of the “Adjusted EBITDA” and (4) amended the definition of “Debt Service Coverage Ratio” to exclude the proceeds raised pursuant to the SPA from the calculation of the “Debt Service Coverage Ratio”.

Interest payments made to the Lender during the years ended March 31, 2011 and March 31, 2010 were approximately $112,000 and $118,000, respectively.

MEDC/MSF Loans – The MEDC entered into two loan agreements with Picometrix LLC, one in fiscal 2005 (MEDC-loan 1) and one in fiscal 2006 (MEDC-loan 2).  Both loans are unsecured.

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

During the fourth quarter of fiscal 2010, the Company began negotiations with the MEDC to further amend the MEDC-loan 1 promissory note.  The Company and the MEDC agreed that the payment of restated principal and accrued interest was to be suspended until the negotiations were completed.  In May 2010, the Company entered into a debt conversion agreement with the MEDC whereby the MEDC would convert the accrued and unpaid interest as of November 30, 2009 totaling $324,669 into 601,239 unregistered shares of the Class A Common Stock of the Company at a price per share of $0.54 (market value of stock on the day of conversion).  In addition, the Company granted the MEDC a put option to sell back to the Company the shares received pursuant to the debt conversion agreement in the event of a trigger event as defined in the debt conversion agreement.  In conjunction with the debt conversion agreement, the Company amended the MEDC-loan 1 promissory note to retroactively change the interest rate from 7% to 4% beginning in December 2009, and to change the repayment terms of the outstanding principal and interest such that beginning in October 2010, the Company is to repay the remaining principal and accrued interest on a monthly basis through maturity in November 2014.

MEDC-loan 2, which was assigned to MSF in June 2010, was issued in the original amount of $1.2 million. Under the original terms of the MEDC–loan 2, the interest rate was 7% and interest accrued, but unpaid in the first two years of this agreement was added to the then outstanding principal of the promissory note issued pursuant to the MEDC-loan 2.  During the third year of this agreement, the Company was to pay interest on the restated principal of the promissory note until October 2008, at which time the Company was to repay the restated principal over the remaining three years (September 15, 2011).  Effective January 26, 2009, the MEDC-loan 2 was amended and restated to change the start date of repayment of principal and interest from October 2008 to November 2009 and to extend the repayment period to October 2012.

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

The Company believes that current cash levels combined with cash generated from operations, our revolving line of credit and/or additional debt or equity financing will be sufficient for our 2012 fiscal year.

Summary of Contractual Obligations and Commitments

The following table sets forth the contractual obligations of the Company at March 31, 2011.

Contractual Obligations		Payments due by period
	Total	Within 1 year	1 – 3 years	3 – 5 years	More than 5 years
Bank line of credit	$494,000	$494,000	$-	$-	$-
Bank term loan	687,000	687,000	-	-	-
Long-term MEDC loans	1,971,000	511,000	1,460,000	-	-
Debt to related parties	1,175,000	675,000	500,000	-	-
Subtotal–Balance Sheet	$4,327,000	$2,367,000	$1,960,000	$-	$-
Expected interest expense on current debt obligations	241,000	153,000	88,000	-	-
Operating lease obligations	7,343,000	967,000	2,493,000	1,829,000	2,054,000
Purchase obligations	3,381,000	3,381,000	-	-	-
Total	$15,292,000	$6,868,000	$4,541,000	$1,829,000	$2,054,000

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

Off-Balance-Sheet Arrangements

At March 31, 2011 and March 31, 2010, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

In November 2010, the FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance requires that pro forma financial information should be prepared as if the business combination occurred as of the beginning of the prior annual period. The amendments also expand the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective for the Company for business combinations with acquisition dates occurring in and after the first quarter of fiscal 2012.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2011, most of the Company’s interest rate exposure is linked to the prime rate, subject to certain limitations, offset by cash investment tied to prime rate.  As such, we are at risk to the extent of changes in the prime rate and do not believe that moderate changes in the prime rate will materially affect our operating results or financial condition.

All Company sales and purchases are denominated in U.S. dollars.  At March 31, 2011, we were not at risk to foreign currency exchange fluctuations.

Item 8.   Financial Statements and Supplementary Data

The following consolidated financial statements of Advanced Photonix, Inc., prepared in accordance with Regulation S-X and the Report of the Independent Registered Public Accounting Firm are included in Item 8:

Page

Report of Independent Registered Public Accounting Firm	36

Financial Statements:
Consolidated Balance Sheets as of March 31, 2011 and March 31, 2010	37

Consolidated Statements of Operations for the years ended March 31, 2011
and March 31, 2010	38

Consolidated Statements of Shareholders' Equity for the years ended March 31, 2011
and March 31, 2010	39

Consolidated Statements of Cash Flows for the years ended March 31, 2011
and March 31, 2010	40

Notes to Consolidated Financial Statements	41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Advanced Photonix, Inc.
Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of Advanced Photonix, Inc. as of March 31, 2011 and March 31, 2010 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  In connection with our audits of the financial statements, we have also audited the financial statement schedule included at Item 15.  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Photonix, Inc. at March 31, 2011 and March 31, 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
Troy, Michigan
June 29, 2011

ADVANCED PHOTONIX, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	March 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$4,744,000	$1,762,000
Restricted cash	500,000	--
Accounts receivable, net of allowance for doubtful accounts of $47,000 and $51,000, respectively	4,587,000	2,679,000
Inventories	4,775,000	3,656,000
Prepaid expenses and other current assets	349,000	200,000
Total current assets	14,955,000	8,297,000
Equipment and leasehold improvements, net	3,730,000	3,284,000
Goodwill	4,579,000	4,579,000
Intangibles, net	5,713,000	7,096,000
Restricted cash	--	500,000
Security deposits and other assets	275,000	99,000
Total Assets	$29,252,000	$23,855,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,098,000	$1,006,000
Accrued compensation	953,000	530,000
Accrued interest	28,000	640,000
Warrant liability	389,000	--
Other accrued expenses	905,000	1,070,000
Current portion of long-term debt, related parties	675,000	1,401,000
Current portion of long-term debt, MEDC/MSF	511,000	254,000
Current portion of long-term debt, bank line of credit	494,000	--
Current portion of long-term debt, bank term loan	687,000	434,000
Total current liabilities	6,740,000	5,335,000
Long-term debt, less current portion – related parties	500,000	--
Long-term debt, less current portion – MEDC/MSF	1,460,000	1,970,000
Long-term debt – bank line of credit	--	1,394,000
Long-term debt, less current portion – bank term loan	--	687,000
Warrant liability	343,000	112,000
Total liabilities	9,043,000	9,498,000

Commitments and contingencies

Shareholders' equity:
Class A redeemable convertible preferred stock, $.001 par value; 780,000 shares authorized, 2011 and 2010 - 40,000 shares issued and outstanding	--	--
Class A Common Stock, $.001 par value, 100,000,000 authorized; 2011– 30,679,046 shares issued and outstanding; 2010 – 24,463,978 shares issued and outstanding	31,000	24,000
Class B Common Stock, $.001 par value; 4,420,113 shares authorized, -0- and 31,691 shares, respectively, issued and outstanding	--	--
Additional paid-in capital	57,891,000	50,164,000
Accumulated deficit	(37,713,000)	(35,831,000)
Total shareholders' equity	20,209,000	14,357,000
Total Liabilities and Shareholders’ Equity	$29,252,000	$23,855,000

See Notes to Consolidated Financial Statements.

ADVANCED PHOTONIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Years Ended March 31, 2011 and 2010

	2011	2010

Sales, net	$28,838,000	$21,075,000
Cost of products sold	16,479,000	12,059,000
Gross profit	12,359,000	9,016,000

Operating expenses:
Research and development expenses	5,631,000	4,738,000
Sales and marketing expenses	1,888,000	1,663,000
General and administrative expenses	4,032,000	4,160,000
Amortization expense – intangible assets	1,633,000	2,071,000
Wafer fabrication consolidation expenses	--	40,000
Total operating expenses	13,184,000	12,672,000
Loss from operations	(825,000)	(3,656,000)

Other income (expense):
Interest income	5,000	8,000
Interest expense on bank & MEDC/MSF loans	(176,000)	(244,000)
Interest expense, related parties	(61,000)	(60,000)
Change in fair value of warrant liability	(491,000)	182,000
Loss on debt extinguishment	(318,000)	--
Other income (expense)	(16,000)	7,000
Total other expenses	(1,057,000)	(107,000)
Loss before benefit for income taxes	(1,882,000)	(3,763,000)

Benefit for income taxes	--	(85,000)
Net loss	$(1,882,000)	$(3,678,000)

Basic and diluted loss per share	$(0.07)	$(0.15)

Weighted average common shares outstanding	26,366,000	24,368,000

See Notes to Consolidated Financial Statements.

ADVANCED PHOTONIX, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Fiscal Years Ended March 31, 2011 and 2010
(In thousands, except share data)

	Class A Preferred Shares	Class A Preferred Amount	Class A Common Shares	Class A Common Amount	Class B Common Shares	Class B Common Amount	Additional Paid-in Capital	Accumulated Deficit	Total
BALANCE, MARCH 31, 2009	40,000	$--	24,089,726	$24	31,691	$--	$52,400	$(34,478)	$17,946
ASC 815-40 cumulative adjustment	--	--	--	--	--	--	(2,619)	2,325	(294)
BALANCE, APRIL 1, 2009	40,000	--	24,089,726	24	31,691	--	49,781	(32,153)	17,652
Exercise of stock options	--	--	30,000	--	--	--	16	--	16
Issuance of restricted shares	--	--	344,252	--	--	--	--	--	--
Stock based compensation	--	--	--	--	--	--	367	--	367
Net loss and comprehensive loss	--	--	--	--	--	--	--	(3,678)	(3,678)
BALANCE, MARCH 31, 2010	40,000	--	24,463,978	24	31,691	--	50,164	(35,831)	14,357
Exercise of stock options	--	--	194,141	--	--	--	105	--	105
Reclassification of warrant fair value - PIPE	--	--	--	--	--	--	32	--	32
Reclassification of Class B Common Stock to Class A Common Stock	--	--	31,691	--	(31,691)	--	--	--	--
Conversion of accrued interest on MEDC/MSF loans to common stock	--	--	1,041,363	1	--	--	560	--	561
Issuance of common stock	--	--	4,308,108	4	--	--	6,285	--	6,289
Issuance of restricted shares	--	--	238,844	1	--	--	--	--	1
Stock based compensation	--	--	--	--	--	--	225	--	225
In-Q-Tel stock sale	--	--	198,524	1	--	--	199	--	200
Exercise of warrants	--	--	135,598	--	--	--	243	--	243
Related party stock sale	--	--	66,799	--	--	--	78	--	78
Net loss and comprehensive loss	--	--	--	--	--	--	--	(1,882)	(1,882)
BALANCE, MARCH 31, 2011	40,000	$--	30,679,046	$31	--	$--	$57,891	$(37,713)	$20,209

See Notes to Consolidated Financial Statements.

ADVANCED PHOTONIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal years ended March 31, 2011 and 2010

	2011	2010
Cash flows from operating activities:
Net loss	$(1,882,000)	$(3,678,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation	950,000	1,168,000
Amortization	1,633,000	2,071,000
Stock based compensation expense	225,000	367,000
Loss on debt extinguishment	318,000	--
Change in fair value of warrant liability	491,000	(182,000)
Changes in operating assets and liabilities:
Accounts receivable	(1,908,000)	605,000
Inventories	(1,119,000)	13,000
Prepaid expenses and other assets	(323,000)	63,000
Accounts payable	1,092,000	(350,000)
Accrued expenses	50,000	75,000
Net cash (used in) provided by operating activities	(473,000)	152,000

Cash flows from investing activities:
Capital expenditures	(1,396,000)	(130,000)
Change in certificate of deposit	--	278,000
Patent expenditures	(251,000)	(192,000)
Net cash used in investing activities	(1,647,000)	(44,000)

Cash flows from financing activities:
Payment on bank term loan	(434,000)	(434,000)
Net payments on revolving line of credit	(900,000)	--
Payments on MEDC/MSF term loan	(253,000)	--
Payments on related party debt	(226,000)	--
Net proceeds from sale of class A common stock	6,567,000	--
Proceeds from exercise of warrants	243,000	--
Proceeds from exercise of stock options	105,000	16,000
Net cash provided by (used in) financing activities	5,102,000	(418,000)
Net increase (decrease) in cash and cash equivalents	2,982,000	(310,000)
Cash and cash equivalents, beginning of year	1,762,000	2,072,000
Cash and cash equivalents, end of year	$4,744,000	$1,762,000

Supplemental cash flow information:	2011	2010
Cash paid for interest	$256,000	$178,000
Cash paid for income taxes	$--	$--

See Notes to Consolidated Financial Statements.

ADVANCED PHOTONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010

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

Compensating Cash Balance   The Company’s credit facility with The PrivateBank and Trust Company contains a minimum compensating balance requirement of $500,000.  This amount has been separately disclosed on the accompanying balance sheets as restricted cash and has been classified as a current asset to match the classification of the related credit facility.

Accounts Receivable – Receivables are stated at amounts estimated by management to be the net realizable value. The allowance for doubtful accounts is based on specific identification. Accounts receivable are charged off when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected.

Accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Any unanticipated change in the customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. As of March 31, 2011, two customers individually comprised 10% or more of accounts receivable (combining for 42.1% of total accounts receivable). As of March 31, 2010, one customer individually comprised 10% or more of accounts receivable (10.6% of total accounts receivable).  The allowance for doubtful accounts on March 31, 2011 and March 31, 2010 was $47,000 and $51,000, respectively.

Concentration of Credit Risk – Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  We have never experienced any losses related to these balances.  All of the Company’s non-interest bearing cash balances were fully insured at March 31, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012.  Under the program, there is no limit to the amount of insurance for eligible accounts.  Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

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

Impairment of Long-Lived Assets and Goodwill – As of March 31, 2011 and March 31, 2010, our consolidated balance sheet included $4.6 million in goodwill. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our business acquisitions.

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

The Company’s evaluation as of March 31, 2011 and March 31, 2010, indicated there were no impairments. As of March 31, 2011, our market capitalization calculated as described as above, was $53.4 million and our carrying value, including goodwill, was $20.2 million.

As of March 31, 2010, our market capitalization, calculated as described above, was $14.2 million and our carrying value, including goodwill, was $14.4 million. We applied a 25% control premium to market capitalization to determine a fair value of $17.8 million. We believe that including a control premium at this level was supported by recent transaction data in our industry. Absent the inclusion of a control premium, our carrying value would have exceeded fair value, requiring a step two analysis which may have resulted in an impairment of goodwill.

As evidenced above, our stock price and control premium are significant factors in assessing our fair value for purposes of the goodwill impairment assessment. Our stock price can be affected by, among other things, changes in industry or market conditions, changes in our results of operations, and changes in our forecasts or market expectations relating to future results. Our stock price has fluctuated from a high of $2.63 to a low of $1.51 during the fourth quarter of fiscal 2011. On all trading days during the fourth quarter of fiscal 2011, our stock price was high enough that our market capitalization exceeded our carrying value without giving effect to a control premium. The current macroeconomic environment, however, continues to be challenging and we cannot be certain of the duration of these conditions and their potential impact on our stock price performance. If our market capitalization falls below our carrying value for a sustained period, it is reasonably likely that a goodwill impairment assessment prior to the next annual review in the fourth quarter of fiscal 2012 would be necessary and an impairment of goodwill may be recorded. A non-cash goodwill impairment charge would have the affect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

The carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value.  As a result of the current year operating loss, the Company performed an impairment evaluation.  The Company’s evaluation for the fiscal year ended March 31, 2011 indicated there were no impairments.

Revenue Recognition – Revenue is derived principally from the sales of the Company’s products.  The Company recognizes revenue when persuasive evidence of an arrangement exists, usually in the form of a purchase order, when shipment has occurred since its terms are FOB source, or when services have been rendered, title and risk of loss have passed to the customer, the price is fixed or determinable and collection is reasonably assured in terms of both credit worthiness of the customer and no post shipment obligations or uncertainties with respect to customer acceptance.

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

The Company predominantly sells directly to original equipment manufacturers with a direct sales force.  The Company sells in limited circumstances through distributors. Sales through distributors represent approximately 6% of total fiscal 2011 revenue.  Significant terms and conditions of distributor agreements include FOB source, net 30 days payment terms, with no return or exchange rights, and no price protection.  Since the product transfers title to the distributor at the time of shipment by the Company, the products are not considered inventory on consignment.

Revenue is also derived from technology research and development contracts. We recognize revenue from these contracts as the services and/or materials are provided.

Significant Customers – During fiscal years ended March 31, 2011 and March 31, 2010, no single customer accounted for more than 10% of the Company’s net sales.

Product Warranty – The Company generally sells products with a limited warranty of product quality. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity.

The following table presents the movement in the product warranty liability for the years ended March 31, 2011 and March 31, 2010.

	Years ended March 31,
	2011	2010
Beginning balance	$86,000	$138,000
Current period accruals	(8,000)	50,000
Used for purpose intended	(27,000)	(102,000)
Ending balance	$51,000	$86,000

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

Advertising Costs – Advertising costs are expensed as incurred.  Advertising expense was approximately $76,000 and $56,000 in fiscal 2011 and fiscal 2010, respectively.

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

The calculation of federal income taxes involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step involves evaluating the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step involves estimating and measuring the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. Our evaluation of uncertain tax positions is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company has taken no tax positions which would require disclosure.  Although the IRS is not currently examining any of our income tax returns, tax years 2007 to 2010 remain open and are subject to examination.

Earnings per Share - The Company presents both basic and diluted earnings (loss) per share (EPS) amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.    All common stock equivalents have been excluded from the calculation of Diluted EPS due to the net loss in both periods. The total shares excluded from the computation of diluted earnings per share for the year ended March 31, 2011 totaled 3,771,000 shares, representing outstanding stock options and warrants exercisable into shares of common stock. The total shares excluded from the computation of diluted earnings per share for the year ended March 31, 2010 totaled 4,734,000 shares, representing outstanding stock options and warrants exercisable into shares of common stock.

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

In November 2010, the FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance requires that pro forma financial information should be prepared as if the business combination occurred as of the beginning of the prior annual period. The amendments also expand the required supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective for the Company for business combinations with acquisition dates occurring in and after the first quarter of fiscal 2012.

3.   Inventories

Inventories consisted of the following at March 31:

	2011	2010
Raw material	$3,204,000	$2,375,000
Work-in-process	1,214,000	867,000
Finished products	357,000	414,000
Inventories	$4,775,000	$3,656,000

4.   Equipment and Leasehold Improvements

Equipment and leasehold improvements consisted of the following at March 31:

	2011	2010
Machinery and equipment	$8,563,000	$7,984,000
Furniture and fixtures	719,000	725,000
Leasehold improvements	1,066,000	1,009,000
Computer hardware	633,000	628,000
Capitalized software	882,000	813,000
Total assets	11,863,000	11,159,000
Accumulated depreciation	(8,775,000)	(7,916,000)
	3,088,000	3,243,000
Construction-in-process	642,000	41,000
Net equipment and leasehold improvements	$3,730,000	$3,284,000

The estimated cost to complete the construction-in-process is approximately $619,000 (unaudited).

Depreciation expense for the fiscal years ended March 31, 2011 and 2010 was approximately $950,000 and $1.2 million, respectively.

5.   Intangible Assets and Goodwill

Intangibles
Intangible assets that have definite lives consist of the following (in thousands):

			March 31, 2011
	Weighted Average Lives in Years	Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net
Customer list	15	Straight Line	$475	$360	$115
Trademarks	15	Cash Flow	2,270	798	1,472
Technology	10	Cash Flow	10,950	7,886	3,064
Patents pending			619	--	619
Patents	10	Straight Line	620	177	443
Total Intangibles			$14,934	$9,221	$5,713

			March 31, 2010
	Weighted Average Lives in Years	Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net
Customer list	15	Straight Line	$475	$347	$128
Trademarks	15	Cash Flow	2,270	653	1,617
Technology	10	Cash Flow	10,950	6,460	4,490
Patents pending			535	--	535
Patents	10	Straight Line	454	128	326
Total Intangibles			$14,684	$7,588	$7,096

Amortization expense was approximately $1.6 million and $2.1 million for the years ended March 31, 2011 and 2010, respectively.  The current patents held by the Company have remaining useful lives ranging from 2 years to 20 years.

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

Assuming no impairment to the intangible value, future amortization expense for intangible assets and patents are as follows:

Intangible Assets and Patents (000’s)(a)
2012	$1,361
2013	1,144
2014	956
2015	613
2016	392
2017 & after	628
Total	$5,094

(a) Patent pending costs of $619,000 are not included in the chart above.  These costs will be amortized beginning the month the patents are granted.

Goodwill
Goodwill reflected on the balance sheets of March 31, 2011 and March 31, 2010 is net of previously recorded impairment charges of $954,000.  There were no charges to the goodwill balance during the years ended March 31, 2011 and 2010.

6.   Debt

Bank Debt – On September 25, 2008, the Company established a credit facility with the Lender (the Loan Agreement).  As part of this Loan Agreement, the Company has a term loan and a $3.0 million line of credit.  The term loan is to be repaid in monthly principal payments of $36,167, plus interest at prime plus 2%, until maturity on September 25, 2012, provided that if the existing loans to the Company by the Michigan Economic Development Corporation (MEDC) or Michigan Strategic Fund (MSF) have not converted to equity on or before August 31, 2011, the outstanding principal shall be due on August 31, 2011.  As there are no assurances that these loans will be converted to equity by August 31, 2011, the entire outstanding balance of the bank term note is reflected as a current obligation as of March 31, 2011.  The interest rate on the term loan on March 31, 2011 was 5.25%.  The line of credit bears interest at prime plus 2% (5.25% at March 31, 2011) and any outstanding borrowings are due on September 25, 2011, provided that if the existing loans to the Company by the MEDC or MSF have not been converted to equity on or before August 31, 2011, the outstanding principal will be due on August 31, 2011.  The availability under the line of credit is determined by a calculation of a borrowing base that includes a percentage of accounts receivable and inventory.

The line of credit is guaranteed by each of API’s wholly-owned subsidiaries and the term loan is secured by a Security Agreement among API, its subsidiaries and the Lender, pursuant to which API and its subsidiaries granted to the Lender a first-priority security interest in certain described assets.

The Loan Agreement contains financial covenants (the Financial Covenants) including minimum Debt Service Coverage ratio, Adjusted EBITDA level, and Net Worth requirements (each as defined in the Loan Agreement).  On May 29, 2009, the Company amended the Loan Agreement effective March 31, 2009 (the First Amendment).  Pursuant to the First Amendment, (1) the Adjusted EBITDA level was measured on a year to date basis for the June 26, 2009, September 25, 2009, December 25, 2009 and March 31, 2010 test dates and thereafter was to be measured on a trailing four quarter basis, (2) the minimum Debt Service Coverage ratio was set at 1.0 to 1.0 for the first quarter of fiscal year 2010, 1.25 to 1.0 for the second quarter of fiscal year 2010 and 1.5 to 1.0 thereafter, and (3) the minimum Net Worth covenant was initially set at $15.5 million and would automatically increase by 10% of Net Income (as defined in the Loan Agreement) for each fiscal year that the Company reported net income.

At December 25, 2009 and March 31, 2010, the Company was not in compliance with the Financial Covenants. This constituted an event of default under the terms of the Loan Agreement which gave the Lender the ability to provide us with notice that they are exercising their rights under the Loan Agreement by demanding payment in full of the outstanding indebtedness under the Loan Agreement.

On June 25, 2010, the Company and the Lender entered into a second amendment to the Loan Agreement (the Second Amendment). The Second Amendment increased the interest rate from prime plus 1% to prime plus 2% and amended the Financial Covenants.  Pursuant to the Second Amendment, (1) the minimum Debt Service Coverage ratio was set at 1.0 to 1.0 for the first three quarters of fiscal 2011 and 1.2 to 1.0 thereafter, (2) the minimum Adjusted EBITDA level is measured on a trailing three month basis and was $190,000 for the July 2, 2010 test date, $190,000 for the October 1, 2010 test date, $260,000 for the December 31, 2010 test date, and $400,000 for the March 31, 2011 test date and thereafter on a trailing twelve month basis will be $1,160,000 and (3) the minimum Net Worth requirement was set at $13.0 million for the first quarter of fiscal year 2011, $12.5 million for the second quarter of fiscal year 2011, $12.1 million for the third quarter of fiscal year 2011 and $11.8 million for the fourth quarter of fiscal year 2011.  The Company was in compliance with its financial covenants as of March 31, 2011.

In addition to amending the Financial Covenants and as described in the Debt to Related Parties section of this footnote, the Second Amendment required the Company to amend the four-year promissory notes issued to Robin Risser, the Company’s COO and CFO, and Steve Williamson, the Company’s CTO (collectively, the Note Holders) in connection with the 2005 acquisition of Picometrix, LLC (f/k/a Picometrix, Inc.) (the Picometrix Notes) by August 25, 2010 to defer the December 1, 2010 and March 1, 2011 installment payments owed under the Picometrix Notes (the Amendment Undertaking). Failure to amend the Picometrix Notes by August 25, 2010 would constitute an event of default under the Loan Agreement.

On August 27, 2010, the Company executed a third amendment to the Loan Agreement with the Lender (the Third Amendment).   The Third Amendment (1) increased the amount of proceeds from equity issuances that the Company may use to make payments in respect of the Company’s existing indebtedness under the Picometrix Notes and (2) extended the deadline set forth in the Second Amendment for satisfying the Amendment Undertaking.

On November 30, 2010, the Company executed a Fourth Amendment to the Loan Agreement with the Lender, effective as of November 30, 2010 (the Fourth Amendment).  Among other things, the Fourth Amendment (1) deleted the Amendment Undertaking, (2) approved the amendments to the Picometrix Notes described in the Related Parties Debt section of this footnote and the payment of a restructuring fee in connection therewith, (3) amended the definition of “Adjusted EBITDA” to add back a portion of the restructuring fee to the calculation of the “Adjusted EBITDA” and (4) amended the definition of “Debt Service Coverage Ratio” to exclude the proceeds raised pursuant to a securities purchase agreement by and among the Company and the Note Holders (the SPA) from the calculation of the “Debt Service Coverage Ratio”.

MEDC/MSF Loans -The MEDC entered into two loan agreements with Picometrix LLC, one in fiscal 2005 (MEDC-loan 1) and one in fiscal 2006 (MEDC-loan 2).  Both loans are unsecured.

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

During the fourth quarter of fiscal 2010, the Company began negotiations with the MEDC to further amend the MEDC-loan 1 promissory note.  The Company and the MEDC agreed that the payment of restated principal and accrued interest was to be suspended until the negotiations were completed.  In May 2010, the Company entered into a debt conversion agreement with the MEDC whereby the MEDC would convert the accrued and unpaid interest as of November 30, 2009 totaling $324,669 into 601,239 unregistered shares of the Class A Common Stock of the Company at a price per share of $0.54 (market value of stock on the day of conversion).  In addition, the Company granted the MEDC a put option to sell back to the Company the shares received pursuant to the debt conversion agreement in the event of a trigger event as defined in the debt conversion agreement.  In conjunction with the debt conversion agreement, the Company amended the MEDC-loan 1 promissory note to retroactively change the interest rate from 7% to 4% beginning in December 2009, and to change the repayment terms of the outstanding principal and interest such that beginning in October 2010, the Company is to repay the remaining principal and accrued interest on a monthly basis through maturity in November 2014.

MEDC-loan 2, which was assigned to the MSF in June 2010, was issued in the original amount of $1.2 million. Under the original terms of the MEDC–loan 2, the interest rate was 7% and interest accrued, but unpaid in the first two years of this agreement was added to the then outstanding principal of the promissory note issued pursuant to the MEDC-loan 2.  During the third year of this agreement, the Company was to pay interest on the restated principal of the promissory note until October 2008, at which time the Company was to repay the restated principal over the remaining three years (September 15, 2011).  Effective January 26, 2009, the MEDC-loan 2 was amended and restated to change the start date of repayment of principal and interest from October 2008 to November 2009 and to extend the repayment period to October 2012.

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

Debt to Related Parties - As a result of the 2005 acquisition of Picotronix LLC, the Company issued the Picometrix Notes to the Note Holders. API has the option of prepaying the Picometrix Notes without penalty, On November 30, 2009, the Company and the Note Holders entered into the fourth amendments to the Notes to the Picometrix Notes to extend the due date for the remaining principal balance of the Picometrix Notes (in the aggregate amount of $1,400,500) to March 1, 2011 payable in two installments as follows:

Payment Date	Principal Payment
December 1, 2010	$450,000
March 1, 2011	$950,500

As described in the Bank Debt section, the Company’s credit agreement with the Lender required that the Company amend the Picometrix Notes to defer the December 1, 2010 and March 1, 2011 installment payments (the Amendment Undertaking).  In compliance with the Amendment Undertaking, on November 29, 2010, the Company and the Note Holders entered into the fifth amendments to the Picometrix Notes (the Fifth Amendment). The Fifth Amendment required the Company to pay the related parties a restructuring fee of $156,312 (11%) and extended the due dates for the remaining principal balance payments on the Picometrix Notes (in the aggregate amount of $1,400,500) to September 1, 2012 per the payment schedule below:

Payment Date	Principal Payment
December 1, 2010	$150,000
March 1, 2011	$75,000
June 1, 2011	$75,000
September 1, 2011	$150,000
December 1, 2011	$225,000
March 1, 2012	$225,000
June 1, 2012	$225,000
September 1, 2012	$275,500

The interest rate on the Picometrix Notes was increased from prime plus 1% to prime plus 2% (5.25% at March 31, 2011), and interest is to be paid quarterly through the maturity date.  The balance outstanding under the Picometrix Notes was $1,175,500 at March 31, 2011.  The Picometrix Notes are secured by all of the intellectual property of Picometrix.

Interest payments made to the Note Holders during the years ended March 31, 2011 and March 31, 2010 were $61,000 and $60,000, respectively.

In conjunction with the Fifth Amendment to the Picometrix Notes, on November 15, 2010, the Company and the Note Holders entered into a security purchase agreement (the SPA), which was subsequently amended and restated on November 29, 2010, in its entirely to reflect certain structural changes in the transaction as originally agreed upon by the parties to the SPA. As amended and restated, the SPA provided for the Company to issue and sell to the Note Holders in exchange for an aggregate payment of $78,156.25 (the Purchase Price) the number of units of the Company’s securities (Units) determined by dividing the Purchase Price by the per share closing price of the Company’s Common Stock on NYSE Amex on the day preceding the closing (the Formula Price). Each Unit was to consist of one share of Common Stock and a five-year warrant to purchase four shares of Common Stock at an exercise price equal to 120% of the Formula Price (the 2010 Warrants). The closing of the purchase and sale transactions contemplated by the SPA was subject to the receipt of NYSE Amex approval of an additional listing application covering the Units (the Note Holder Additional Listing Application) and other closing conditions customary for transactions of this nature.  On November 30, 2010, NYSE Amex approved the Note Holder Additional Listing Application and the parties to the SPA satisfied the other closing conditions. The Formula Price was determined to be $1.17 and accordingly, the Company issued the Note Holders 66,799 Units comprised of (i) 66,799 shares of Common Stock and (ii) 2010 Warrants to purchase an aggregate of 267,196 shares of Class A Common Stock at an exercise price of $1.404 per share pursuant to separately executed warrant agreement (collectively, the Warrant Agreements) upon the closing of the SPA on November 30, 2010. While the exercise price of the 2010 Warrants is subject to adjustment as defined in the Warrant Agreement, such adjustment cannot reduce the exercise price below $1.17 per share.

The Company performed an assessment of the Fifth Amendment made to the Picometrix Notes and determined that the Fifth amendment constituted a “substantial modification” in accordance with FASB guidance as the present value of future cash flows under the terms of the Fifth Amendment, combined with the fair value of the consideration given as part of the SPA, was more than 10% different than the present value of cash flows under the prior amendment to the Picometrix Notes.  As a result, the Company recorded a loss on debt extinguishment of $317,725, which is equal to the $156,312 restructuring fee and the fair value of the warrants issued in conjunction with the SPA which was $161,413 at November 30, 2010.  See Note 10 to the Consolidated Financial Statements for additional information on the Warrants.

Debt Maturity Table (in 000’s)
	Balance 3/31/10	Balance 3/31/11	FY2012	FY2013	FY2014	FY2015	FY2016	FY2017 & Beyond
Credit Line - The Private Bank	$1,394	$494	$494	$--	$--	$--	$--	$--
Term Loan – The Private Bank	1,121	687	687	--	--	--	--	--
Debt to Related Parties	1,401	1,175	675	500	--	--	--	--
MEDC loans	2,224	1,971	511	531	552	377	--	--
TOTAL	$6,140	$4,327	$2,367	$1,031	$552	$377	$--	$--

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

The Company’s Certificate of Incorporation also authorizes the issuance of 10,000,000 shares of Preferred Stock, of which 780,000 shares have been designated Class A Redeemable Convertible Preferred Stock with a  par value of $0.001 per share. At March 31, 2011 and March 31, 2010, 40,000 shares of Class A Redeemable Convertible Preferred Stock (Class A Preferred) were issued and outstanding.  The Class A convertible preferred stock is redeemable solely at the option of the Company and can also be mandatorily converted by the Company into Class A Common Stock at a rate of 3.33 shares of Class A Preferred Stock to one share of Class A Common Stock.  The Class A Preferred Stock contains a liquidation preference of $0.80 per share, or a total of $32,000 with respect to all such shares outstanding.   The Class A Preferred stockholders do not have voting rights except as required by applicable law.

8.   Stock Based Compensation

The Company has four stock equity plans:  The 1991 Directors’ Stock Option Plan (the Directors’ Plan), the 1997 Employee Stock Option Plan, the 2000 Stock Option Plan and the 2007 Equity Incentive Plan.  Under the Company’s remaining plans, there were 7,200,000 Class A common shares authorized for issuance, with 1,353,766 shares remaining available for future grant as of March 31, 2011.

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

Stock option transactions for fiscal years 2011 and 2010 are summarized as follows:

	Shares (000)	Weighted Average Exercise Price	Weighted Average Term (in years)	Aggregate Intrinsic Value
Outstanding, March 31, 2009	2,746	$1.92
Exercisable, March 31, 2009	2,374	$1.93
Vested & expected to Vest, March 31, 2009	2,676	$1.92	5.97	$17,000

Outstanding, March 31, 2009	2,746	$1.92
Granted	78	$0.63
Exercised	(30)	$0.52
Expired	(190)	$2.44
Outstanding, March 31, 2010	2,604	$1.85	5.58	$6,000
Exercisable, March 31, 2010	2,402	$1.89	4.98	$6,000
Vested & expected to Vest, March 31, 2010	2,537	$1.92	5.58	$6,000

Outstanding, March 31, 2010	2,604	$1.85
Granted	189	$0.60
Exercised	(226)	$0.80
Expired	(406)	$2.94
Outstanding, March 31, 2011	2,161	$1.65	5.90	$1,114,000
Exercisable, March 31, 2011	1,933	$1.74	4.89	$854,000
Vested & expected to Vest, March 31, 2011	2,101	$1.67	5.90	$1,083,000

Information regarding stock options outstanding as of March 31, 2011 is as follows:

		Options Outstanding
	(in 000s)	Weighted Average	Weighted Average
Price Range	Shares	Exercise Price	Remaining Life

$0.50 - $1.25	684	$0.67	8.31
$1.50 - $2.50	1,164	$1.91	4.57
$2.87 - $5.34	313	$2.83	4.51

		Options Exercisable
	(in 000s)	Weighted Average	Weighted Average
Price Range	Shares	Exercise Price	Remaining Life

$0.50 - $1.25	527	$0.71	6.57
$1.50 - $2.50	1,093	$1.91	4.58
$2.87 - $5.34	313	$2.76	4.51

The intrinsic value of options exercised in fiscal years 2011 and 2010 was approximately $357,000 and $7,000, respectively.

During fiscal 2010 and fiscal 2011, restricted shares were issued to certain individuals.  The restricted share transactions are summarized below.

	Shares (000)	Weighted Average Grant Date Fair Value
Unvested, March 31, 2009	29	$1.50
Granted	344	$0.66
Vested	(348)	$0.73
Expired	--	--
Unvested, March 31, 2010	25	$0.63
Granted	239	$0.60
Vested	(194)	$0.67
Expired	--	--
Unvested, March 31, 2011	70	$0.44

The grant date fair value of restricted shares is equal to the Company’s stock price on the date of grant.  The total fair value of restricted shares vesting during fiscal years 2011 and 2010 was approximately $128,000 and $242,000, respectively.

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
●
A dividend yield of zero has been assumed for awards issued for the years ended March 31, 2011 and March 31, 2010, based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.

●
The Company has based its risk-free interest rate assumption for awards issued during the years ended March 31, 2011 and March 31, 2010 on the implied yield available on U.S. Treasury issues with an equivalent expected term.

●
The forfeiture rate for awards issued during the year ended March 31, 2011 was approximately 26.2% and March 31, 2010 was approximately 20.5%, and was based on the Company’s actual historical forfeiture trend.

	Year Ended
	March 31, 2011	March 31, 2010
Option Plan Shares:

Expected term (in years)	6.3	6.3

Volatility	67.1%	69.0%

Expected dividend	0%	0%

Risk-free interest rate	1.14%	2.2%

Weighted-average grant date fair value	$0.60	$0.70

The table below lists the classification of the stock based compensation expense for the years ended March 31, 2011 and March 31, 2010.

	2011	2010
Cost of products sold	$17,000	$15,000
Research and development expense	38,000	71,000
General and administrative expense	158,000	264,000
Sales and marketing expense	12,000	17,000
Total Stock Based Compensation	$225,000	$367,000

At March 31, 2011, the total stock-based compensation expense related to unvested stock awards and restricted shares granted to employees and directors under the Company’s stock plans but not yet recognized was approximately $65,000. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 1.7 years and will be adjusted for subsequent changes in estimated forfeitures.

9.   Wafer Fabrication consolidation

During fiscal 2010, the Company finalized the consolidation and modernization of its wafer fabrication facilities.    The Company recorded $0 and $40,000 of expenses related to this project in the years ended March 31, 2011 and 2010, respectively.

10.  Equity

Warrants

The schedule below shows the outstanding warrants at March 31, 2011 and March 31, 2010:

	Warrants Outstanding & Exercisable
	Shares 2011	Shares 2010	Exercise Price 2011	Exercise Price 2010	Remainin Life (in yrs) at 3/31/11
Convertible Note – 1st Tranche *	--	694,541	--	$1.744	--
Convertible Note – 2nd Tranche	712,682	694,541	$1.700	$1.744	0.5
2007 Warrants	629,829	741,332	$1.790	$1.850	1.7
2010 Warrants	267,196	--	$1.404	--	4.7
Total	1,609,707	2,130,414
*Expired on April 18, 2010

In fiscal years 2005 and 2006, warrants (the Convertible Note Warrants) were issued in connection the issuance of convertible debt.  The convertible debt has all been subsequently converted into Class A Common Stock.  The Convertible Note Warrants were issued in two tranches with 712,682 shares still outstanding at March 31, 2011 and 1,389,082 shares outstanding at March 31, 2010.  The exercise price for the Convertible Note Warrants was originally $1.744, subject to adjustment based on a formula contained in the convertible note agreement if common stock issued below the $1.744 exercise price.  Such adjustments cannot reduce the exercise price below $1.70 without obtaining shareholder approval. The price was reduced to $1.70 and the number of warrants was correspondingly increased to 712,682 shares in June 2010 as a result of the issuance of Class A Common Stock to the MEDC and MSF at a price of $0.54 per share.

On September 14, 2007, the Company completed a private placement (the 2007 Offering). Each unit sold by the Company in the 2007 Offering consisted of four (4) shares of the Company’s Class A Common Stock, par value $0.001 per share (the 2007 Offering Shares) and one (1) five year warrant exercisable for one share of Class A Common Stock at an exercise price of $1.85 (each a 2007 Warrant). The Company sold a total of 741,332 units consisting of 2,965,332 (2007) Offering Shares and 741,332 (2007) Warrants, of which 33,000 units consisting of 132,000 (2007) Offering Shares and 33,000 (2007) Warrants were to related parties at the prevailing closing stock price of $1.83 per share, for an aggregate purchase price of $4.5 million.  The offer and sale of the 2007 Offering Shares and 2007 Warrants were made pursuant to Rule 506 promulgated pursuant to the Securities Act and each of the investors is an accredited investor as defined by Rule 501 promulgated pursuant to the Securities Act.  The exercise price for the 2007 Warrants is subject to adjustment based on a formula contained in the Private Placement agreement, if common stock is issued in the future below the $1.85 exercise price.  The exercise price was reduced to $1.79 in June 2010 as a result of the issuance of Class A Common Stock to the MEDC and MSF at a price of $0.54 per share.  In addition, the number of warrants increased by 24,095 as a result of the change in exercise price.  Future adjustments cannot reduce the exercise price below $1.79.

As described in Note 6, on November 29, 2010, the Company issued 276,196 warrants to Robin Risser and Steve Williamson (Related Parties Warrants).  Each warrant is exercisable over a five year period for one share of the Company’s Class A Common Stock at an exercise price of $1.404 subject to adjustment, based on a formula in the warrants agreement, if Common Stock is issued in the future below $1.404.  Future adjustments cannot reduce the exercise price below $1.17.  As a result of the exercise price reset feature, the fair value of the warrants are recorded as a liability.

As a result of adopting the FASB’s guidance, effective April 1, 2009, on how an entity should evaluate whether an instrument is indexed to its own stock, the Company’s outstanding warrants, which previously were treated as equity, were no longer afforded equity treatment because of their exercise price reset features.  At the effective date the Company was required to adjust its balance sheet to reflect the incremental impact of treating the Convertible Note and 2007 Warrants as liabilities since their original issuance date.  On April 1, 2009, the Company reclassified $2,619,000 of previously recorded debt discount from additional paid-in-capital, as a cumulative effect adjustment, and recorded the initial recognition of a $294,000 warrant liability, to reflect the fair value of the warrants on that date.  These adjustments resulted in a $2,325,000 decrease to the accumulated deficit.  The fair value liability of the Convertible Note and 2007 Warrants decreased to approximately $112,000 as of March 31, 2010.  As a result, the Company recorded other income of $182,000, from the change in the fair value of these warrants for the year ended March 31, 2010.

As discussed above, the exercise price of the 2007 Warrants is no longer variable.  Consequently, the fair value of the Private Placement warrants as of May 2010 (approximately $32,000) was reclassified to equity and recorded as Additional Paid in Capital.  The fair value of the Convertible Note and Related Party Warrants was approximately $732,000 at March 31, 2011.  During the year ended March 31, 2011, the Company recorded other expense of $491,000 for the change in fair value of the warrant liability, which excludes the $32,000 of Private Placement warrants reclassified to Additional Paid in Capital and the initial fair value of the Related Party Warrants of $161,000 which was included in the loss on debt extinguishment as described in Note 6.

The fair value of the warrants was estimated using the Black-Scholes option pricing model using the following assumptions:

	March 31, 2011	March 31, 2010
Contractual term in years	.5 – 4.7	.1 – 2.5
Volatility	68.2% -73.8%	69.8% -85.46%
Expected dividend	--	--
Risk-free interest rate	0.58% - 2.0%	0.58% - 1.16%

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

The Company compared the fair values determined using the Black-Scholes model with that using a lattice model, which is generally a preferred model when instruments contain non-standard features such as the reset features contained in our warrants, noting no significant differences in warrant values.

The inputs used to determine the fair value of the warrants are classified as Level 3 inputs in the FASB’s fair value hierarchy, primarily regarding the computation of historical volatility. Management classified these as Level 3 measurements as they are based on unobservable inputs and involve management judgment.

The following chart represents the activity in the Company’s Level 3 warrants during the years ended March 31, 2011 and 2010.

	Year Ended March 31,
	2011	2010
Level 3 Warrants, beginning of period	$112,000	$-
Initial recognition of Warrant liability	-	294,000
Addition – Related Party Warrants, initial fair value	161,000	-
Transfer to Additional Paid in Capital	(32,000)	-
Change in fair value of warrant liability	491,000	(182,000)
Level 3 Warrants, end of period	$732,000	$112,000

IQT Securities Purchase Agreement - The Company entered into a Securities Purchase Agreement (the IQT SPA) with In-Q-Tel, Inc. (IQT) on November 4, 2010, pursuant to which in exchange for a payment of $200,000 (the IQT Purchase Price) API agreed to issue and IQT agreed to purchase the number of shares of the Company’s Class A Common Stock, par value $0.001 per share (Common Stock), determined by dividing the IQT Purchase Price by the volume-weight average price per share of the Company’s Common Stock on the NYSE Amex Stock exchange for the five (5) trading days (the 5-Day VWAP) ending on the business day immediately preceding the signing of the IQT SPA.  The closing of the purchase and sale transactions contemplated by the IQT SPA was subject to the receipt of NYSE Amex approval of an additional listing application covering the shares issued pursuant to the IQT SPA (the IQT Additional Listing Application) and other closing conditions customary for transactions of this nature.  On November 10, 2010, NYSE Amex approved the IQT Additional Listing Application and the parties satisfied the other closing conditions to the transaction on November 12, 2010, the following business day.  The 5-Day VWAP calculated in the aforementioned manner was determined to be $1.0074 and accordingly, the Company issued IQT 198,524 shares of Common Stock upon the closing of the IQT SPA on November 12, 2010.  In November 2010, the Company entered into a $1.8 million development contract and licensing agreement with IQT to develop an anomaly detector targeted at the homeland security market.

Universal Shelf Registration Statement on Form S-3 - On January 6, 2011, the Company entered into an underwriting agreement (the January Underwriting Agreement) with B. Riley & Co., LLC, (the Underwriter) as sole underwriter for the offer and sale in a firm commitment underwritten public offering of 2,702,703 shares of the Company’s Class A Common Stock, par value $0.001 per share at a price to the public of $1.48 per share ($1.391 per share, net of underwriting discounts) (the January Offering). Pursuant to the January Underwriting Agreement, the Company also (i) granted to the Underwriter a 30-day option to purchase up to an additional 405,405 shares of Common Stock to cover over-allotments, if any, at the same price and (ii) agreed to reimburse the Underwriter for certain of its out-of-pocket expenses. The January Underwriting Agreement also contained customary (i) representations, warranties, and agreements by the Company, (ii) conditions to closing, and (iii) indemnification provisions of the Company and the Underwriter, including for liabilities under the Securities Act of 1933, as amended (the Security Act).

The January Offering was made pursuant to a prospectus supplement dated January 6, 2011, an additional prospectus supplement dated January 11, 2011 and an accompanying prospectus dated December 23, 2010 Revised Registration Statement.

On January 10, 2011, the Underwriter gave notice to the Company that it was exercising its over-allotment option to purchase an additional 405,405 shares of the Company’s Common Stock.

The net proceeds to the Company from the January Offering, completed in the fourth quarter of fiscal 2011, after underwriting discounts and transaction expenses, were approximately $4,154,000. The Company intends to use the net proceeds of the January Offering for general corporate purposes including, but not limited to, reducing its outstanding indebtedness, increasing its working capital and expanding its products.

On February 25, 2011, the Company entered into an underwriting agreement (the February Underwriting Agreement) with the “Underwriter” as sole underwriter for the offer and sale in a firm commitment underwritten public offering of 1,200,000 shares of the Company’s Class A Common Stock at a price to the public of $1.97 per share ($1.8518 per share, net of underwriting discounts) (the February Offering). Pursuant to the February Underwriting Agreement, the Company also agreed to reimburse the Underwriter for certain of its out-of-pocket expenses. The February Underwriting Agreement also contained customary (i) representations, warranties, and agreements by the Company, (ii) conditions to closing, and (iii) indemnification provisions of the Company and the Underwriter, including for liabilities under the Securities Act of 1933, as amended.  The February Offering was made pursuant to the Revised Registration Statement.

The February Offering was expected to close on or about March 8, 2011, or such earlier date as the Underwriter and the Company agreed to, subject to the satisfaction of customary closing conditions including, but not limited to, NYSE Amex approval of the Company’s additional listing application to list the Common Stock issued accordance with the February Underwriting Agreement on NYSE Amex (the February Additional Listing Application).  On March 1, 2011, NYSE Amex approved the February Additional Listing Application and the February Offering closed on March 2, 2011, when the Company and Underwriter satisfied the remaining closing conditions.

The net proceeds to the Company from the February Offering, completed in the fourth quarter of fiscal 2011, after underwriting discounts and transaction expenses, were approximately $2,135,000. The Company intends to use the net proceeds of the Offering for general corporate purposes including, but not limited to, (i) working capital needed to support the rapid growth of the Company’s HSOR products in foreign markets, (ii) accelerated development and marketing of Terahertz applications, (iii) capital expenditures needed to further automate the Company’s manufacturing processes, and increase the Company’s productivity.

Deregistration of Revised Registration Statement – On March 22, 2011, the Company filed a post-effective amendment on Form S-3 (the Post-Effective Amendment) to deregister the remaining securities under our Revised Registration Statement.  On March 28, 2011, the Post-Effective Amendment was declared effective by the SEC.

11.  Foreign Sales

In fiscal 2011 and fiscal 2010, the Company had export sales of approximately $6.5 million and $3.5 million, respectively, made primarily to customers in North America, Asia and Europe.   All foreign sales are denominated in U.S. dollars.  Sales to specific countries, stated as a percentage of total sales, consist of the following:

	2011	2010
Canada	2%	3%
China	5%	3%
Germany	2%	2%
Italy	9%	2%
Japan	1%	3%
United Kingdom	--	2%
All other countries	4%	1%
Total export sales	23%	16%

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

Effective April 1, 2009, the Company match portion of the 401K program was suspended through December 31, 2010 due to the unstable economic environment the country experienced during this period.  On January 1, 2011, the Company matching program was reinstated.  The Company contributions and administration costs recognized as expense were approximately $61,000 and $0 for fiscal 2011 and fiscal 2010, respectively.

13.  Income Taxes

At March 31, 2011, the Company had net operating loss carry forwards (NOL’s) of approximately $20.7 million for Federal income tax purposes and $5.8 million for state income tax purposes that expire at various dates through fiscal year 2031. The tax laws related to the utilization of loss carry forwards are complex and the amount of the Company’s loss carry forward that will ultimately be available to offset future taxable income may be subject to annual limitations under IRC Section 382 resulting from changes in the ownership of the Company’s common stock.

The Company performed an analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code had occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of the net operating loss carry forwards attributable to periods before the change.  As of March 31, 2011, the Company believes there are no limitations on the use of these Federal NOLs.

At March 31, 2011, our net deferred tax asset before consideration of a valuation allowance was approximately $8.5 million, mainly consisting of net operating loss carry-forwards. In assessing the realizability of deferred tax assets, the Company has determined that at this time it is “more likely than not” that deferred tax assets will not be realized , primarily due to uncertainties related to its ability to utilize the net operating loss carry-forwards before they expire based on the negative evidence of its recent years history of losses, including tax losses in two of the last three years and cumulative taxable losses over the past three years, outweighing the positive evidence of taxable income projections in future years. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during those periods in which those temporary differences become deductible or within the periods before NOL carry forwards expire. As of both March 31, 2011 and 2010, the Company recorded a full valuation allowance on its net deferred tax.

Below are reconciliations between the provisions for income taxes compared with the amounts at the United States federal statutory rate:

Years Ended	March 31, 2011	March 31, 2010
Federal income tax benefit at statutory rates	$(640,000)	$(1,295,000)
State income taxes, net of federal expense	(169,000)	(198,000)
Expiration of NOL carryforwards	--	662,000
Change in valuation allowance	843,000	369,000
Change in R&D credit carryforwards	(200,000)	(190,000)
Refundable R&D credits	--	(85,000)
Permanent items	252,000	187,000
Return to provision adjustment & other	(86,000)	465,000
Effective federal income tax	$--	$(85,000)

The Company’s net deferred tax assets (liabilities) consisted of the following components as of March 31, 2011 and 2010:

	2011	2010
Sec. 263A adjustment	$48,000	$45,000
Inventory reserve	556,000	400,000
Utility accruals	2,000	3,000
Warranty reserve	20,000	34,000
Accounts receivable allowance	17,000	18,000
Non-deductible accruals	170,000	160,000
Charitable contributions	17,000	15,000
NOL carry forwards	7,352,000	7,425,000
Basis difference of intangibles	(1,655,000)	(2,132,000)
Basis difference of equipment	(686,000)	(513,000)
R&D credit carry forwards	2,412,000	2,036,000
Goodwill amortization	107,000	124,000
California Mfg. credit	39,000	39,000
AMT credit carry forwards	20,000	20,000
Loss on debt extinguishment	98,000	--
Total	8,517,000	7,674,000
Valuation allowance	(8,517,000)	(7,674,000)
Net deferred tax asset	$--	$--

At March 31, 2011, the Company’s Federal R&D tax credit carry forwards totaled approximately $2.4 million. These will expire annually at March 31 over the next twenty (20) years

14.  Commitments & Contingencies

Leases - The Company leases all of its executive offices, research, marketing and manufacturing facilities under non-cancellable operating leases.

The lease for our facility located in Camarillo, California was amended in December 2008 and is now leased through February 2014.  The lease payment adjusts annually based on the change in the Consumer Price Index (CPI).

In 2001, the Company entered into a 10-year lease for its Ann Arbor, MI facility with two 5-year options to renew at a lease rate tied to the CPI, with a minimum increase for each 5-year option. The original lease included the right of first refusal to purchase the facility and was scheduled to expire in May 31, 2011. In January 2010, the Company amended the lease terms and extended the lease to May 31, 2021. The new lease represents a 19% reduction in lease payments over the new lease term, or approximately $1.6 million in savings. The Company retained the right of first refusal to purchase the property during the new lease term. In addition, the Company negotiated an option to purchase the facility on May 31, 2016 for no less than $7.1 million.  Rent decreased from $58,689 per month to $50,754 per month commencing January, 2010 through May, 2011, then will decrease to $48,238 per month from June, 2011 through May, 2016 and will increase to $52,432 in June, 2016 through the remainder of the lease term.

Minimum future lease payments under all non-cancellable operating leases are as follows:

2012	$967,000
2013	969,000
2014	945,000
2015	579,000
2016	579,000
Thereafter	3,304,000
Total	$7,343,000

Rent expense was approximately $982,000 and $1.1million in fiscal 2011 and fiscal 2010, respectively.

Legal - The Company is, from time to time, subject to legal and other matters in the normal course of its business.  While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

15.  Quarterly Financial Data

The table below lists financial information (unaudited) by quarter for each of the two fiscal years ended March 31, 2011 and 2010.

2011	First	Second	Third	Fourth	Total Year
Net Sales	$6,253,000	$6,999,000	$7,720,000	$7,866,000	$28,838,000
Cost of Products Sold	3,335,000	4,097,000	4,636,000	4,411,000	16,479,000
Gross Profit	2,918,000	2,902,000	3,084,000	3,455,000	12,359,000
Research & Development Expenses	1,288,000	1,303,000	1,362,000	1,678,000	5,631,000
Selling, General & Administrative Expenses	1,891,000	1,784,000	1,892,000	1,986,000	7,553,000
Net (Loss)	$(273,000)	$(398,000)	$(649,000)	$(562,000)	$(1,882,000)
Basic and diluted Loss per Common Share	$(0.01)	$(0.02)	$(0.03)	$(0.02)	$(0.07)
Weighted Average Common Shares Outstanding	24,675,000	25,659,000	25,908,000	29,285,000	26,366,000

2010	First	Second	Third	Fourth	Total Year
Net Sales	$5,934,000	$5,424,000	$4,588,000	$5,129,000	$21,075,000
Cost of Products Sold	2,937,000	3,360,000	3,009,000	2,753,000	12,059,000
Gross Profit	2,997,000	2,064,000	1,579,000	2,376,000	9,016,000
Research & Development Expenses	1,063,000	1,167,000	1,183,000	1,325,000	4,738,000
Selling, General & Administrative Expenses	2,179,000	1,917,000	1,896,000	1,942,000	7,934,000
Net (Loss)	$(296,000)	$(1,192,000)	$(1,344,000)	$(846,000)	$(3,678,000)
Basic and diluted Loss per Common Share	$(0.01)	$(0.05)	$(0.05)	$(0.03)	$(0.15)
Weighted Average Common Shares Outstanding	24,135,000	24,343,000	24,483,000	24,496,000	24,368,000

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, including the Certifying Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2011 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the criteria set forth in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2011.

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

Item 9B.  OTHER INFORMATION

On April 5, 2011, the Company announced that it has promoted Robin Risser, currently the Chief Financial Officer to Chief Operating Officer and remains a member of the Board of Directors.

PART III

In accordance with General Instruction G (3), and except for certain of the information called for by Items 10 and 12 which is set forth below, the information called for by Items 10 through 14 of Part III is incorporated by reference from the Company’s definitive proxy statement (Proxy Statement) to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company’s 2011 Annual Meeting of Stockholders.

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Code of Ethics -- The Company has adopted a Code of Ethical Conduct for Senior Financial Officers, pursuant to the Sarbanes-Oxley Act of 2002. The Code of Ethics is published on the Company's web site, www.advancedphotonix.com on the Investor Relations page.  The Company will also provide a copy of the Code of Ethics to any person without charge upon his or her request.  Any such request should be directed to our Secretary at 2925 Boardwalk, Ann Arbor, Michigan 48104.  The Company intends to make all required disclosures concerning any amendments to or waivers from the Code of Ethics on its website.

The response to the remainder of this item is incorporated by reference from the Company’s Proxy Statement.

Item 11. EXECUTIVE COMPENSATION

The response to this item is incorporated by reference from the Company’s Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2011, the aggregated information pertaining to all securities authorized for issuance under the Company’s equity compensation plans:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by shareholders	2,160,900	$1.65	1,353,800(1)
Equity compensation plans not approved by shareholders	-	-	-
Total	2,160,900	$1.65	1,353,800(1)

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

SCHEDULE II
ADVANCED PHOTONIX, INC.

Valuation and Qualifying Accounts

		Additions
	March 31, 2010	Charged to Expense	Charged to Other Accounts	Deductions	March 31, 2011
Allowance for doubtful accounts	$51,000	$--	$--	$4,000	$47,000
Warranty reserves	$86,000	$(8,000)	$--	$27,000	$51,000
Deferred tax valuation allowance	$7,674,000	$--	$843,000	$--	$8,517,000

		Additions
	March 31, 2009	Charged to Expense	Charged to Other Accounts	Deductions	March 31, 2010
Allowance for doubtful accounts	$62,000	$12,000	$--	$23,000	$51,000
Warranty reserves	$138,000	$50,000	$--	$102,000	$86,000
Deferred tax valuation allowance	$7,305,000	$--	$369,000	$--	$7,674,000

All other schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are disclosed in the accompanying consolidated financial statements, or are inapplicable and, therefore, have been omitted.

(3)  Exhibits:  The following is a list of the exhibits filed as part of this Form 10-K.

Exhibit
Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended - incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, filed on November 23, 1990

3.1.1	Amendment to Certificate of Incorporation of the Registrant, dated October 29, 1992 – incorporated by reference to the Registrant's March 31, 1996 Annual Report on Form 10-K

3.1.2	Amendment to Certificate of Incorporation of the Registrant, dated September 9, 1992 – incorporated by reference to the Registrant's March 31, 1996 Annual Report on Form 10-K

3.1.3	Amendment to Certificate of Incorporation of the Registrant, dated August 22, 2008 – incorporated by reference to Exhibit 3.1.3 to the Registrant’s August 16, 2010 Quarterly Report on Form 10-Q

3.2	By-laws of the Registrant, as amended – incorporated by reference to Exhibit 3.(ii) to the Registrant’s Form 8-K as filed with the Securities and Exchange Commission on June 14, 2007

4.1
Rights Agreement, by and between the Company and Continental Stock Transfer and Trust Company, as amended – incorporated by reference to Exhibit 4.1 to the Registrant’s Form 8-K, filed on February 9, 2005

10.1	Advanced Photonix, Inc. 1991 Special Directors Stock Option Plan – incorporated by reference to Exhibit 10.9 to the Registrant's March 31, 1991 Annual Report on Form 10-K

10.2	Advanced Photonix, Inc. 1997 Employee Stock Option Plan – incorporated by reference to Exhibit 10.13 to the Registrant’s March 30, 1997 Annual Report on Form 10-K

10.3	Amendment No. 1 to 1997 Employee Stock Option Plan of Advanced Photonix, Inc. – incorporated by reference to Exhibit 10.14 to the Registrant’s December 28, 1997 Quarterly Report on Form 10-Q

10.4	Advanced Photonix, Inc. 2000 Stock Option Plan, as amended – incorporated by reference to Exhibit 99.1 to the Registrant's Form 8-K, filed on November 9, 2004

10.5
Advanced Photonix, Inc. 2007 Equity Incentive Plan – incorporated by reference to the Registrant’s Exhibit A to the Proxy Statement relating to its 2007 Annual Meeting of Stockholders, as filed July 16, 2007 on Form 14A

10.6
Form of Director Restricted Stock Agreement under the 2007 Equity Incentive Plan – incorporated by reference to Exhibit 4.4 to the Registrant's Form S-8 on Registration Statement No. 333-147012, filed on October 30, 2007

10.7
Form of Employee Restricted Stock Agreement under the 2007 Equity Incentive Plan – incorporated by reference to Exhibit 4.5 to the Registrant's Form S-8 on Registration Statement No. 333-147012, filed on October 30, 2007

10.8
Form of Employee Stock Option Agreement under the 2007 Equity Incentive Plan – incorporated by reference to Exhibit 4.6 to the Registrant's Form S-8 on Registration Statement No. 333-147012, filed on October 30, 2007

10.9
Lease Agreement dated February 23, 1998 between Advanced Photonix, Inc. and High Tech No. 1, Ltd. – incorporated by reference to Exhibit 10.9 to the Registrant's March 29, 1998 Annual Report on Form 10-K

10.10
Form of Indemnification Agreement provided to Directors and Principal Officers of Advanced Photonix, Inc. – incorporated by reference to Exhibit 10.15 to the Registrant’s December 28, 1997 Quarterly Report on Form 10-Q

10.11
Securities Purchase Agreement, Registration Rights Agreement, Senior Subordinated Convertible Note, Warrant to Purchase Class A Common Stock, and Additional Investment Right dated October 12, 2004 between Advanced Photonix, Inc. and private investors – incorporated by reference to Exhibits 10.13 through 10.13.4 to the Registrant’s Form 8-K, filed on October 12, 2004

10.12
Letters of Agreement amending the Securities Purchase Agreement and Warrant to Purchase Class A Common Stock, dated March 9, 2005, between Advanced Photonix, Inc. and private investors – incorporated by reference to Exhibits 10.2 through 10.5 to the Registrant’s Form 8-K, filed on March 14, 2005

10.13	Promissory Note between Picotronix, Inc. and Advanced Photonix, Inc., dated March 10, 2005 – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on March 14, 2005

10.14	Secured Promissory Note between Advanced Photonix, Inc. and Robin Risser, dated May 2, 2005 – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on May 6, 2005

10.15
Amendment dated May 1, 2008 to Secured Promissory Note dated May 2, 2005 by and between Advanced Photonix, Inc. and Robin Risser − incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on May 2, 2008

10.16
Second Amendment dated November 26, 2008 to Secured Promissory Note dated May 2, 2005 by and between Advanced Photonix, Inc. and Robin Risser – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on December 1, 2008

10.17	Secured Promissory Note between Advanced Photonix, Inc. and Steven Williamson, dated May 2, 2005 – incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on May 6, 2005

10.18
Amendment dated May 1, 2008 to Secured Promissory Note dated May 2, 2005 by and between Advanced Photonix, Inc. and Steven Williamson – incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on May 2, 2008

10.19
Second Amendment dated November 26, 2008 to Secured Promissory Note dated May 2, 2005 by and between Advanced Photonix, Inc. and Steven Williamson – incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on December 1, 2008

10.20
Convertible Loan Agreement dated September 15, 2004 between Picometrix, LLC and the Michigan Economic Development Corporation – incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on October 30, 2008

10.21
First Amendment to Convertible Loan Agreement dated December 2, 2004 between Picometrix, LLC and the Michigan Economic Development Corporation – incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed on October 30, 2008

10.22
Amended and Restated Promissory Note (Line of Credit) dated March 17, 2005 by Picometrix, Inc. in favor of the Michigan Economic Development Corporation – incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, filed on October 30, 2008

10.23
Second Amendment to Convertible Loan Agreement dated March 17, 2005 between Picometrix, LLC and the Michigan Economic Development Corporation – incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, filed on October 30, 2008

10.24	Second Amended and Restated Promissory Note dated September 23, 2008 by Picometrix, LLC – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on October 30, 2008

10.25
Loan Agreement, dated September 15, 2005, between Picometrix, LLC and the Michigan Economic Development Corporation – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on September 16, 2005

10.26	Amended and Restated Promissory Note dated January 26, 2009 by Picometrix, LLC – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on January 30, 2009

10.27
Loan Agreement dated September 25, 2008 between Advanced Photonix, Inc. and The PrivateBank and Trust Company – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on September 29, 2008

10.28
Promissory Note (Term Loan – Prime) dated September 25, 2008 by Advanced Photonix, Inc. in favor of The PrivateBank and Trust Company – incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on September 29, 2008

10.29
Promissory Note (Line of Credit – Prime) dated September 25, 2008 by Advanced Photonix, Inc. in favor of The PrivateBank and Trust Company – incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed on September 29, 2008

10.30
Continuing Security Agreement dated September 25, 2008 between Advanced Photonix, Inc. and The PrivateBank and Trust Company – incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, filed on September 29, 2008

10.31
Continuing Guaranty dated September 25, 2008 by Picometrix, LLC and Silicon Sensors, Inc. for the benefit of The PrivateBank and Trust Company – incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, filed on September 29, 2008

10.32
Form of Patent, Trademark and Copyright Security Agreement between Advanced Photonix, Inc. and The PrivateBank and Trust Company – incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, filed on September 29, 2008

10.33	Form of Third Party Subscription Agreement, dated August 31, 2007 – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on September 7, 2007

10.34	Form of Insiders Subscription Agreement, dated August 31, 2007 – incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on September 7, 2007

10.35	Form of 2007 Series Warrant to Purchase Class A Common Stock, dated August 31, 2007 – incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed on September 7, 2007

10.36	Form of Registration Rights Agreement, dated August 31, 2007 – incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, filed on September 7, 2007

10.37	Insider Side Letter regarding the Warrant Exercise Price, dated August 31, 2007 – incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, filed on September 7, 2007

10.38	Insider Side Letter regarding the Registration Rights Agreement, dated August 31, 2007 – incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, filed on September 7, 2007

10.39	Form of Third Party Subscription Agreement, dated September 14, 2007 – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on September 19, 2007

10.40
Advanced Photonix, Inc. Executive Incentive Compensation Plan (amended and restated as of March 6, 2009) – incorporated by reference to Exhibit 10.47 to the Registrant’s Form 10-K, filed on June 29, 2009

10.41
Third Amendment dated April 1, 2009 to Secured Promissory Note dated May 2, 2005 by and between Advanced Photonix, Inc. and Robin Risser – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on April 24, 2009

10.47
Third Amendment dated April 1, 2009 to Secured Promissory Note dated May 2, 2005 by and between Advanced Photonix, Inc. and Steven Williamson – incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on April 24, 2009

10.48
First Amendment to Loan Agreement dated May 29, 2009 between Advanced Photonix, Inc. and The PrivateBank and Trust Company. – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on June 3, 2009

10.49	Employment Agreement dated November 30, 2009, between Advanced Photonix, Inc. and Richard Kurtz – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on December 3, 2009

10.50	Employment Agreement dated November 30, 2009, between Advanced Photonix, Inc. and Robin Risser – incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on December 3, 2009

10.51	Employment Agreement dated November 30, 2009, between Advanced Photonix, Inc. and Steve Williamson – incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed on December 3, 2009

10.52
Fourth Amendment dated November 30, 2009 to Secured Promissory Note dated May 2, 2005 by and between Advanced Photonix, Inc. and Robin Risser – incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, filed on December 3, 2009

10.53
Fourth Amendment dated November 30, 2009 to Secured Promissory Note dated May 2, 2005 by and between Advanced Photonix, Inc. and Steve Williamson – incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, filed on December 3, 2009

10.54
Fourth Addendum & Extension Agreement, dated January 8, 2010, between Picometrix, LLC and Jagar, L.L.C. – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on January 13, 2010

10.55
Debt Conversion Agreement entered into as of May 19, 2010, by and among Picometrix, LLC, Advanced Photonix, Inc. and Michigan Economic Development Corporation incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on May 25, 2010

10.56
Debt Conversion Agreement entered into as of May 19, 2010, by and among Picometrix, LLC, Advanced Photonix, Inc., Michigan Economic Development Corporation and Michigan Strategic Fund incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on May 25, 2010

10.57
Second Amendment dated June 25, 2010 to the Loan Agreement between Advanced Photonix, Inc. and The PrivateBank and Trust Company – incorporated by reference to Exhibit 10.59 to the Registrant’s March 31, 2010 Annual Report on Form 10-K

10.58
Second Amendment dated June 25, 2010 to the Promissory Note (Term Loan – Prime) by Advanced Photonix, Inc. and The PrivateBank and Trust Company – incorporated by reference to Exhibit 10.60 to the Registrant’s March 31, 2010 Annual Report on Form 10-K

10.59
Second Amendment dated June 25, 2010 to the Promissory Note (Line of Credit – Prime) by Advanced Photonix, Inc. and The PrivateBank and Trust Company – incorporated by reference to Exhibit 10.61 to the Registrant’s March 31, 2010 Annual Report on Form 10-K

10.60
Securities Purchase Agreement dated November 4, 2010, by and between Advanced Photonix, Inc. and In-Q-Tel, Inc. - incorporated by reference to Exhibit 10.1 to the Registrants Form 10-Q, filed on February 14, 2011

10.61
Letter Agreement dated November 4, 2010, executed by Advanced Photonix, Inc. in favor of In-Q-Tel, Inc. - incorporated by reference to Exhibit 10.2 to the Registrants Form 10-Q, filed on February 14, 2011

10.62
Development Agreement dated November 12, 2010, by and among Advanced Photonix, Inc., Picometrix, LLC and In-Q-Tel, Inc. - incorporated by reference to Exhibit 10.3 to the Registrants Form 10-Q, filed on February 14, 2011

10.63
Royalty Agreement dated November 12, 2010, by and among Advanced Photonix, Inc., Picometrix, LLC and In-Q-Tel, Inc. - incorporated by reference to Exhibit 10.4 to the Registrants Form 10-Q, filed on February 14, 2011

10.64
Amended and Restated Securities Purchase Agreement dated November 29, 2010, by and among Advanced Photonix, Inc., Robin F. Risser and Steven Williamson - incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed December 2, 2010

10.65
Class A Common Stock Purchase Warrant dated November 30, 2010, between Advanced Photonix, Inc. and Robin F. Risser - incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed December 2, 2010

10.66
Class A Common Stock Purchase Warrant dated November 30, 2010, between Advanced Photonix, Inc. and Steven Williamson - incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed December 2, 2010

10.67
Fifth Amendment dated November 29, 2010 to Secured Promissory Note dated May 2, 2005 by and between Advanced Photonix, Inc. and Robin F. Risser - incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, filed December 2, 2010

10.68
Fifth Amendment dated November 29, 2010 to Secured Promissory Note dated May 2, 2005 by and between Advanced Photonix, Inc. and Steven Williamson - incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K, filed December 2, 2010

10.69
Third Amendment dated August 27, 2010 to the Loan Agreement between Advanced Photonix, Inc. and The PrivateBank and Trust Company – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed August 27, 2010

10.70
Fourth Amendment dated November 30, 2010 to the Loan Agreement between Advanced Photonix, Inc. and The PrivateBank and Trust Company – incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K, filed December 2, 2010

10.71	Underwriting Agreement dated January 6, 2011 between Advanced Photonix, Inc. and B. Riley & Co., LLC – incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K, filed January 1, 2011

10.72	Underwriting Agreement dated February 25, 2011 between Advanced Photonix, Inc. and B. Riley & Co., LLC – incorporated by reference to Exhibit 1.1 to the Registrant’s Form 8-K, filed March 2, 2011

21.1	List of Subsidiaries of Registrant

23.1.	Consent of BDO USA, LLP

31.1	Certification of the Registrant’s Chairman, Chief Executive Officer and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Registrant’s Chairman, Chief Financial Officer and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED PHOTONIX, INC.
	By:	/s/ Richard Kurtz
Chief Executive Officer and President
Date: June 29, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard D. Kurtz	Chairman of the Board, President, and	June 29, 2011
Richard D. Kurtz	Chief Executive Officer (principal executive Officer)

s/ Robin Risser	Chief Operating Officer, Chief Financial	June 29, 2011
Robin Risser	Officer and Director (principal financial and
accounting Officer)

/s/ M. Scott Farese	Director	June 29, 2011
M. Scott Farese

/s/ Lance Brewer	Director	June 29, 2011
Lance Brewer

/s/ Donald Pastor	Director	June 29, 2011
Donald Pastor

/s/ Stephen P. Soltwedel	Director	June 29, 2011
Stephen P. Soltwedel