Form 10-Q
period 2011-07-01
ADVANCED PHOTONIX INC
filed 2011-08-15
CIK 869986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011
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

Registrant’s telephone number, including area code
(734) 864-5600

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
YES ☐         NO ☑

As of August 10, 2011, there were 30,748,524 shares of Class A Common Stock, $.001 par value, outstanding.

Advanced Photonix, Inc.
Form 10-Q
For the Quarter Ended July 1, 2011

PART I -- FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Financial Statements

Advanced Photonix, Inc.
Condensed Consolidated Balance Sheets

	July 1, 2011 (Unaudited)	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,355,000	$4,744,000
Restricted cash	500,000	500,000
Accounts receivable, net	4,814,000	4,587,000
Inventories	5,062,000	4,775,000
Prepaid expenses and other current assets	326,000	349,000
Total current assets	14,057,000	14,955,000
Equipment and leasehold improvements, net	3,841,000	3,730,000
Goodwill	4,579,000	4,579,000
Intangibles and patents, net	5,435,000	5,713,000
Other assets	265,000	275,000
Total Assets	$28,177,000	$29,252,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,809,000	$2,098,000
Accrued compensation	772,000	953,000
Accrued interest	15,000	28,000
Accrued warrant liability	40,000	389,000
Other accrued expenses	1,131,000	905,000
Current portion of long-term debt - related parties	825,000	675,000
Current portion of long-term debt - bank term loan	542,000	687,000
Current portion of long-term debt - bank line of credit	494,000	494,000
Current portion of long-term debt – MEDC/MSF	516,000	511,000
Total current liabilities	6,144,000	6,740,000
Long-term debt, less current portion – related parties	275,000	500,000
Long-term debt, less current portion – MEDC/MSF	1,286,000	1,460,000
Long-term portion of warrant liability	200,000	343,000
Total liabilities	7,905,000	9,043,000

Commitments and contingencies
Shareholders' equity:
Class A Common Stock, $.001 par value, 100,000,000 authorized; July 1, 2011 – 30,744,924 shares issued and outstanding, March 31, 2011 – 30,679,046 shares issued and outstanding	31,000	31,000
Additional paid-in capital	57,936,000	57,891,000
Accumulated deficit	(37,695,000)	(37,713,000)
Total shareholders' equity	20,272,000	20,209,000
Total Liabilities and Shareholders’ Equity	$28,177,000	$29,252,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	July 1, 2011	July 2, 2010
Sales, net	$8,120,000	$6,253,000
Cost of products sold	4,742,000	3,335,000
Gross profit	3,378,000	2,918,000

Operating expenses:
Research, development and engineering	1,692,000	1,288,000
Sales and marketing	615,000	473,000
General and administrative	1,159,000	1,012,000
Amortization expense	342,000	406,000
Total operating expenses	3,808,000	3,179,000
Loss from operations	(430,000)	(261,000)

Other income (expense):
Interest income	2,000	1,000
Interest expense	(31,000)	(50,000)
Interest expense, related parties	(15,000)	(15,000)
Change in fair value of warrant liability	492,000	54,000
Other income/(expense)	--	(2,000)

Net income(loss)	$18,000	$(273,000)

Basic income (loss) per share	$0.00	$(0.01)
Diluted income (loss) per share	$0.00	$(0.01)
Weighted average common shares outstanding
Basic	30,687,000	24,675,000
Diluted	31,759,000	24,675,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	July 1, 2011	July 2, 2010
Cash flows from operating activities:
Net income (loss)	$18,000	$(273,000)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	257,000	244,000
Amortization	342,000	406,000
Stock based compensation expense	36,000	18,000
Change in fair value of warrant liability	(492,000)	(54,000)
Changes in operating assets and liabilities:
Accounts receivable – net	(227,000)	(728,000)
Inventories	(287,000)	(149,000)
Prepaid expenses and other assets	33,000	(178,000)
Accounts payable and accrued expenses	(257,000)	820,000
Net cash provided by (used in) operating activities	(577,000)	106,000

Cash flows from investing activities:
Capital expenditures	(368,000)	(182,000)
Patent expenditures	(64,000)	(111,000)
Net cash used in investing activities	(432,000)	(293,000)

Cash flows from financing activities:
Payments on bank term loan	(145,000)	(145,000)
Payments on MEDC/MSF term loan	(169,000)	--
Payments on related parties debt	(75,000)	--
Proceeds from exercise of restricted shares	--	1,000
Proceeds from exercise of stock options	9,000	--
Net cash used in financing activities	(380,000)	(144,000)
Net decrease in cash and cash equivalents	(1,389,000)	(331,000)
Cash and cash equivalents at beginning of period	4,744,000	1,762,000
Cash and cash equivalents at end of period	$3,355,000	$1,431,000

Supplemental disclosure of cash flow information:	July 1, 2011	July 2, 2010
Cash paid for income taxes	$--	$--
Cash paid for interest	$62,000	$76,000
Non-cash financing activities:
Conversion of accrued MEDC loan interest to common stock	$--	$562,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Notes to Condensed Consolidated Financial Statements
July 1, 2011

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, Silicon Sensors Inc. (“SSI”) and Picometrix, LLC (“Picometrix”). The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included.  Operating results for the three-month period ended July 1, 2011 are not necessarily indicative of the results that may be expected for the balance of the fiscal year ending March 31, 2012.

These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed with the U.S. Securities and Exchange Commission (“SEC”) on June 29, 2011.

Note 2.  Recent Pronouncements and Accounting Changes

There were no new Accounting Pronouncements that impacted the Company during Q1 2012.

Note 3.  Share-Based Compensation

The Company has three stock equity plans:  The 1997 Employee Stock Option Plan, the 2000 Stock Option Plan and the 2007 Equity Incentive Plan.  As of July 1, 2011, under these plans, there were 7,200,000 shares authorized for issuance, with 931,051 shares remaining available for future grant.

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

Restricted shares are granted with a per share or unit purchase price at 100% of fair market value on the date of grant. The shares of restricted stock vest after either three, six or twelve months, and are not transferable for one year after the grant date. Stock-based compensation expense will be recognized over the expected vesting period of the stock options and restricted stock.

The following table summarizes information regarding options outstanding and options exercisable at July 2, 2010 and July 1, 2011 and the changes during the periods then ended:

	Number of Options Outstanding (000’s)	Weighted Average Exercise Price per Share	Number of Shares Exercisable (000’s)	Weighted Average Exercise Price per Share
Balance of March 31, 2010	2,604	$1.85	2,402	$1.89
Granted	156	$0.44
Exercised	--	--
Expired	(27)	$1.61
Balance of July 2, 2010	2,733	$1.78	2,438	$1.89
Vested & expected to Vest, July 2, 2010	2,630	$1.78

	Number of Options Outstanding (000’s)	Weighted Average Exercise Price per Share	Number of Shares Exercisable (000’s)	Weighted Average Exercise Price per Share
Balance of March 31, 2011	2,161	$1.65	1,933	$1.74
Granted	368	$1.52
Exercised	(16)	$0.57
Expired	(37)	$1.69
Balance of July 1, 2011	2,476	$1.64	1,980	$1.72
Vested & expected to Vest, July 1, 2011	2,402	$1.64

Information regarding stock options outstanding as of July 1, 2011 is as follows:

	Options Outstanding
Price Range	Shares (in 000s)	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.44 - $1.25	664	$0.68	8.48
$1.50 - $2.50	1,499	$1.82	5.50
$2.56 - $5.34	313	$2.83	4.26

	Options Exercisable
Price Range	Shares (in 000s)	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.44 - $1.25	544	$0.69	7.92
$1.50 - $2.50	1,123	$1.91	4.70
$2.56 - $5.34	313	$2.83	4.35

The intrinsic value of options exercised during the three months ended July 1, 2011 was $15,718 and approximately zero during the three months ended July 2, 2010, since no options were exercised.

During fiscal 2011 and fiscal 2012, restricted shares were issued to certain individuals.  The restricted share transactions are summarized below:

	Shares (000’s)	Weighted Average Grant Date Fair Value
Unvested, March 31, 2010	25	$0.63
Granted	70	$0.44
Vested	(25)	$0.63
Expired	--	--
Unvested, July 2, 2010	70	$0.44

	Shares (000’s)	Weighted Average Grant Date Fair Value
Unvested, March 31, 2011	70	$0.44
Granted	55	$1.51
Vested	(70)	$0.44
Expired	--	--
Unvested, July 1, 2011	55	$1.51

The Company estimates the fair value of stock-based awards utilizing the Black-Scholes pricing model for stock options and using the intrinsic value for restricted stock. The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The Black-Scholes fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include:

●
The time period that stock-based awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s short-cut approach pursuant to SAB No. 107, “Disclosure About Fair Value of Financial Statements”. The expected term assumption for awards issued during the three month periods ended July 1, 2011 and July 2, 2010 was 6.3 years. As additional evidence develops from the employee’s stock trading history, the expected term assumption will be refined to capture the relevant trends.

●
The future volatility of the Company’s stock has been estimated based on the weekly stock price from the acquisition date of Picometrix LLC (May 2, 2005) to the date of the latest stock grant. The expected volatility assumption for awards issued during the three month periods ending July 1, 2011 and July 2, 2010 averaged 67% and 68%, respectively. As additional evidence develops, the future volatility estimate will be refined to capture the relevant trends.

●
A dividend yield of zero has been assumed for awards issued during the three month periods ended July 1, 2011 and July 2, 2010, based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.

●
The Company has based its risk-free interest rate assumption for awards issued during the three month periods ended July 1, 2011 and July 2, 2010 on the implied yield available on U.S. Treasury issues with an equivalent expected term, which averaged 1.7% and 2.2% during the respective periods.

●
The forfeiture rate, for awards issued during the three month periods ended July 1, 2011 and July 2, 2010, were approximately 18.4% and 20.0%, respectively, and was based on the Company’s actual historical forfeiture trend.

The Company’s stock-based compensation expense is classified in the table below:

	Three months ended
	July 1, 2011	July 2, 2010
Cost of Products Sold	$4,000	$3,000
Research and Development expense	13,000	4,000
General and Administrative expense	16,000	8,000
Sales and Marketing expense	3,000	3,000
Total Stock Based Compensation	$36,000	$18,000

At July 1, 2011, the total stock-based compensation expense related to unvested stock options and restricted shares granted to employees under the Company’s stock option plans but not yet recognized was approximately $390,000. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 0.6 years and will be adjusted for subsequent changes in estimated forfeitures.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  We have never experienced any losses related to these balances.  All of the Company’s non-interest bearing cash balances were fully insured at July 1, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012.  Under the program, there is no limit to the amount of insurance for eligible accounts.  Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

Accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Any unanticipated change in the customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. As of July 1, 2011, one customer individually comprised 10% or more of accounts receivable (32.8% of total accounts receivable).  As of March 31, 2011, two customers individually comprised 10% or more of accounts receivable (combining for 42.1% of total accounts receivable).  The allowance for doubtful account balance was $47,000 on July 1, 2011 and on March 31, 2011.

Note 5.  Detail of Certain Asset Accounts

Cash and Cash Equivalents - The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Compensating Cash Balance - The Company’s credit facility with The PrivateBank and Trust Company has a minimum compensating balance requirement of $500,000.  This amount has been separately disclosed on the accompanying balance sheets as restricted cash, and has been classified as a current asset to match the classification of the related credit facility.

Inventories - Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (on a first in, first out method) or market. Inventories consist of the following at July 1, 2011 and March 31, 2011:

	July 1, 2011	March 31, 2011
Raw material	$3,470,000	$3,204,000
Work-in-process	1,235,000	1,214,000
Finished products	357,000	357,000
Inventories, net	$5,062,000	$4,775,000

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

Intangible Assets - Intangible assets that have definite lives consist of the following (in thousands):

	Weighted Average Lives in Years	July 1, 2011
		Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net
Customer list	15	Straight Line	$475	$363	$112
Trademarks	15	Cash Flow	2,270	836	1,434
Technology	10	Cash Flow	10,950	8,171	2,779
Patents pending			619	--	619
Patents	10	Straight Line	684	193	491
Total Intangibles			$14,998	$9,563	$5,435

	Weighted Average Lives in Years	March 31, 2011
		Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net
Customer list	15	Straight Line	$475	$360	$115
Trademarks	15	Cash Flow	2,270	798	1,472
Technology	10	Cash Flow	10,950	7,886	3,064
Patents pending			619	--	619
Patents	10	Straight Line	620	177	443
Total Intangibles			$14,934	$9,221	$5,713

Amortization expense for the three-month periods ended July 1, 2011 and July 2, 2010 was approximately $342,000 and $406,000, respectively.  The current patents held by the Company have remaining useful lives ranging from 1 year to 17 years.

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

Assuming no impairment to the intangible value, future amortization expense for intangible assets and patents are as follows (in thousands):

Intangible Assets and Patents
Remainder of 2012	$1,026
2013	1,151
2014	964
2015	620
2016	400
2017 & after	655
Total	$4,816

a)	Patent pending costs of $619,000 are not included in the future amortization chart above. These costs will be amortized beginning the month the patents are granted.

Note 6.  Debt

Total outstanding debt of the Company as of July 1, 2011 and March 31, 2011consisted of the following (in thousands):

	July 1, 2011	March 31, 2011
Bank term loan	$542	$687
Bank line of credit	494	494
MEDC/MSF loans	1,802	1,971
Debt to Related Parties	1,100	1,175
Total	$3,938	$4,327

Bank Debt –On September 25, 2008, the Company executed a loan agreement (the Loan Agreement) with The PrivateBank and Trust Company (the Lender).  As part of this Loan Agreement, the Company has a term loan and a $3.0 million line of credit.  The term loan is to be repaid in monthly principal payments of $36,167, plus interest at prime plus 2%, until maturity on September 25, 2012, provided that if the existing loans to the Company by the Michigan Economic Development Corporation (MEDC) or Michigan Strategic Fund (MSF) have not converted to equity on or before August 31, 2011, the outstanding principal shall be due on August 31, 2011.  As there are no assurances that these loans will be converted to equity by August 31, 2011, the entire outstanding balance of the bank term note is reflected as a current obligation as of July 1, 2011.  The interest rate on the term loan on July 1, 2011 was 5.25%.  The line of credit bears interest at prime plus 2% and any outstanding borrowings are due on September 25, 2011, provided that if the existing loans to the Company by the MEDC or MSF have not been converted to equity on or before August 31, 2011, the outstanding principal will be due on August 31, 2011.  The availability under the line of credit is determined by a calculation of a borrowing base that includes a percentage of accounts receivable and inventory.

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

On June 25, 2010, the Company and the Lender entered into a second amendment to the Loan Agreement (the Second Amendment). The Second Amendment increased the interest rate from prime plus 1% to prime plus 2% and amended the Financial Covenants.  Pursuant to the Second Amendment, (1) the minimum Debt Service Coverage ratio was set at 1.0 to 1.0 for the first three quarters of fiscal year 2011 and 1.2 to 1.0 thereafter, (2) the minimum Adjusted EBITDA level is measured on a trailing three month basis and was $190,000 for the July 2, 2010 test date, $190,000 for the October 1, 2010 test date, $260,000 for the December 31, 2010 test date, and $400,000 for the March 31, 2011 test date and thereafter on a trailing twelve month basis will be $1,160,000 and (3) the minimum Net Worth requirement was set at $13.0 million for the first quarter of fiscal year 2011, $12.5 million for the second quarter of fiscal year 2011, $12.1 million for the third quarter of fiscal year 2011 and $11.8 million for the fourth quarter of fiscal year 2011.  The Company was in compliance with its financial covenants as of July 1, 2011.

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

Interest payments made to the Lender during the three-month periods ended July 1, 2011 and July 2, 2010 were approximately $20,000 and $39,000, respectively.

MEDC/MSF Loans - The Michigan Economic Development Corporation (MEDC) entered into two loan agreements with Picometrix, one in fiscal 2005 (MEDC-loan 1) and one in fiscal 2006 (MEDC-loan 2).  Both loans are unsecured.

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

Interest payments made to the MEDC/MSF were approximately $26,000 during each of the three-month periods ended July 1, 2011 and July 2, 2010.

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

As described above in the Bank Debt section of this footnote, the Loan Agreement with the Lender required that the Company amend the Picometrix Notes to defer the December 1, 2010 and March 1, 2011 installment payments (the Amendment Undertaking).  In compliance with the Amendment Undertaking, on November 29, 2010, the Company and the Note Holders entered into the fifth amendments to the Picometrix Notes (the Fifth Amendment). The Fifth Amendment required the Company to pay the related parties a restructuring fee of $156,312 (11%) and extended the due dates for the remaining principal balance payments on the Picometrix Notes (in the aggregate amount of $1,400,500) to September 1, 2012 per the payment schedule below:

Payment Date	Principal Payment
December 1, 2010	$150,000
March 1, 2011	$75,000
June 1, 2011	$75,000
September 1, 2011	$150,000
December 1, 2011	$225,000
March 1, 2012	$225,000
June 1, 2012	$225,000
September 1, 2012	$275,500

The interest rate on the Picometrix Notes was increased from prime plus 1% to prime plus 2% (5.25% at July 1, 2011), and interest is to be paid quarterly through the maturity date.  The balance outstanding under the Picometrix Notes was $1,100,500 at July 1, 2011.  The Picometrix Notes are secured by all of the intellectual property of Picometrix.

Interest payments made to Related Parties during the three-month periods ended July 1, 2011 and July 2, 2010 were approximately $16,000 and $15,000, respectively.

In conjunction with the Fifth Amendment to the Picometrix Notes, on November 15, 2010, the Company and the Note Holders entered into a security purchase agreement (the SPA), which was subsequently amended and restated on November 29, 2010, in its entirely to reflect certain structural changes in the transaction as originally agreed upon by the parties to the SPA. As amended and restated, the SPA provided for the Company to issue and sell to the Note Holders in exchange for an aggregate payment of $78,156 (the Purchase Price) the number of units of the Company’s securities (Units) determined by dividing the Purchase Price by the per share closing price of the Company’s Class A Common Stock on NYSE Amex on the day preceding the closing (the Formula Price). Each Unit was to consist of one share of Common Stock and a five-year warrant to purchase four shares of Class A Common Stock at an exercise price equal to 120% of the Formula Price (the 2010 Warrants). The closing of the purchase and sale transactions contemplated by the SPA was subject to the receipt of NYSE Amex approval of an additional listing application covering the Units (the Note Holder Additional Listing Application) and other closing conditions customary for transactions of this nature.  On November 30, 2010, NYSE Amex approved the Note Holder Additional Listing Application and the parties to the SPA satisfied the other closing conditions. The Formula Price was determined to be $1.17 and accordingly, the Company issued the Note Holders 66,799 Units comprised of (i) 66,799 shares of Class A Common Stock and (ii) 2010 Warrants to purchase an aggregate of 267,196 shares of Class A Common Stock at an exercise price of $1.404 per share pursuant to separately executed warrant agreement (collectively, the Warrant Agreements) upon the closing of the SPA on November 30, 2010. While the exercise price of the 2010 Warrants is subject to adjustment as defined in the Warrant Agreement, such adjustment cannot reduce the exercise price below $1.17 per share.

The Company performed an assessment of the Fifth Amendment made to the Picometrix Notes and determined that the Fifth amendment constituted a “substantial modification” in accordance with FASB guidance as the present value of future cash flows under the terms of the Fifth Amendment, combined with the fair value of the consideration given as part of the SPA, was more than 10% different than the present value of cash flows under the prior amendment to the Picometrix Notes.  As a result, the Company recorded a loss on debt extinguishment of $317,725 during the third quarter 2011, which is equal to the $156,312 restructuring fee and the fair value of the warrants issued in conjunction with the SPA which was $161,413 at November 30, 2010.  See Note 7 to the Consolidated Financial Statements for additional information on the Warrants.

Note 7.  Stockholders’ Equity

Warrants

At March 31, 2011, the Company had the following warrants outstanding and exercisable:

	Shares (000’s)	Exercise Price
Convertible Note – 2nd Tranche	713	$ 1.7000
2007 Warrants	630	$ 1.7900
2010 Warrants	267	$ 1.4040
Total	1,610

At July 1, 2011, the Company had the following warrants outstanding and exercisable:

	Shares (000’s)	Exercise Price
Convertible Note – 2nd Tranche	713	$ 1.7000
2007 Warrants	630	$ 1.7900
2010 Warrants	267	$ 1.4040
Total	1,610

In fiscal years 2005 and 2006, warrants (the Convertible Note Warrants) were issued in connection the issuance of convertible debt.  The convertible debt has all been subsequently converted into Class A Common Stock.  The Convertible Note Warrants were issued in two tranches with 712,682 shares still outstanding at July 1, 2011 and March 31, 2011.  The exercise price for the Convertible Note Warrants was originally $1.744, subject to adjustment based on a formula contained in the convertible note agreement if Class A Common Stock was issued below the $1.744 exercise price.  Such adjustments cannot reduce the exercise price below $1.70 without obtaining shareholder approval. The price was reduced to $1.70 and the number of warrants was correspondingly increased to 712,682 shares in June 2010 as a result of the issuance of Class A Common Stock to the MEDC and MSF at a price of $0.54 per share.

On September 14, 2007, the Company completed a private placement (the 2007 Offering). Each unit sold by the Company in the 2007 Offering consisted of four (4) shares of the Company’s Class A Common Stock, par value $0.001 per share (the 2007 Offering Shares) and one (1) five year warrant exercisable for one share of Class A Common Stock at an exercise price of $1.85 (each a 2007 Warrant). The Company sold a total of 741,332 units consisting of 2,965,332 (2007) Offering Shares and 741,332 (2007) Warrants, of which 33,000 units consisting of 132,000 (2007) Offering Shares and 33,000 (2007) Warrants were to related parties at the prevailing closing stock price of $1.83 per share, for an aggregate purchase price of $4.5 million.  The offer and sale of the 2007 Offering Shares and 2007 Warrants were made pursuant to Rule 506 promulgated pursuant to the Securities Act and each of the investors was an accredited investor as defined by Rule 501 promulgated pursuant to the Securities Act.  The exercise price for the 2007 Warrants is subject to adjustment based on a formula contained in the Private Placement agreement, if Class A Common Stock is issued in the future below the $1.85 exercise price.  The exercise price was reduced to $1.79 in June 2010 as a result of the issuance of Class A Common Stock to the MEDC and MSF at a price of $0.54 per share.  In addition, the number of warrants increased by 24,095 as a result of the change in exercise price.  Future adjustments cannot reduce the exercise price below $1.79.

As described in Note 6, on November 29, 2010, the Company issued 267,196 warrants to Robin Risser and Steve Williamson (the 2010 Warrants).  Each warrant is exercisable over a five year period for one share of the Company’s Class A Common Stock at an exercise price of $1.404 subject to adjustment, based on a formula in the Warrant Agreements, if Class A Common Stock is issued in the future below the $1.404 exercise price.  Future adjustments cannot reduce the exercise price below $1.17.  As a result of the exercise price reset feature, the fair value of the warrants is recorded as a liability.

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

As discussed above, the exercise price of the 2007 Warrants is no longer variable since the exercise price floor of $1.79 was reached.  Consequently, the fair value of the 2007 Warrants as of May 2010 (approximately $32,000) was reclassified to equity and recorded as Additional Paid in Capital.  The fair value of the Convertible Note and 2010 Warrants was approximately $58,000 at July 2, 2010.  During the three months ended July 2, 2010, the Company recorded other income of $54,000 for the change in fair value of the warrant liability.

The fair value of the Convertible Note and 2010 Warrants was approximately $240,000 at July 1, 2011 and $732,000 at March 31, 2011.  During the three months ended July 1, 2011, the Company recorded other income of $492,000 for the change in fair value of the warrant liability

The fair value of the warrants was estimated using the Monte Carlo option pricing model using the following assumptions:

	July 1, 2011	July 2, 2010
Expected term (in years)	0.2 – 4.4	1.2 – 2.2
Volatility	41.23% - 69.52%	59.09% - 80.29%
Expected dividend	--	--
Risk-free interest rate	0.83% - 2.0%	0.83% - 1.16%

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

During Q1 2012, the Company compared the fair values determined using the Monte Carlo simulation model with that using a lattice model, which is generally a preferred model when instruments contain non-standard features such as the reset features contained in our warrants, noting no significant differences in warrant values.

The inputs used to determine the fair value of the warrants are classified as Level 3 inputs in the FASB’s fair value hierarchy, primarily regarding the computation of historical volatility. Management classified these as Level 3 measurements as they are based on unobservable inputs and involve management judgment.

The following chart represents the activity in the Company’s Level 3 warrants during the periods ended July 1, 2011 and March 31, 2011.

	For Periods Ended
	July 1, 2011	March 31, 2011
Level 3 Warrants, beginning of period	$732,000	$112,000
Addition – Related Party 2010 Warrants, initial fair value	--	161,000
Transfer to Additional Paid in Capital	--	(32,000)
Change in fair value of warrant liability	(492,000)	491,000
Level 3 Warrants, end of period	$240,000	$732,000

Preferred Stock
In prior 10K’s and 10Q’s, the Company showed 40,000 shares of Class A convertible preferred stock outstanding on the Balance Sheet at zero value.  After a review of historical conversion detail, it was determined that these 40,000 shares were in fact converted to Class A Common Stock and should not be shown as a separate line item in Shareholders’ Equity.  In the Company’s 10Q for Q1 2012 this line was removed.

Note 8.  Earnings Per Share

The Company’s net earnings per share calculations are in accordance with FASB ASC 260-10.  Accordingly, basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares outstanding for each year.  The calculation of earnings (loss) per share is as follows:

	Three months ended
Basic and Diluted	July 1, 2011	July 2, 2010
Weighted Average Basic Shares Outstanding	30,687,000	24,675,000
Dilutive effect of Stock Options and Warrants	1,072,000	--
Weighted Average Diluted Shares Outstanding	31,759,000	24,675,000
Net income (loss)	$18,000	$(273,000)
Basic income (loss) per share	$0.00	$(0.01)
Diluted income (loss) per share	$0.00	$(0.01)

The dilutive effect of stock options for the three month period ended July 2, 2010 was not included in the calculation of diluted loss per share because to do so would have had an anti-dilutive effect as the Company had a net loss for the period. As of July 1, 2011, the number of anti-dilutive shares excluded from diluted earnings per share totaled approximately 4.6 million shares, which includes 1.1 million anti-dilutive warrants.

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

The Company predominantly sells directly to original equipment manufacturers with a direct sales force.  The Company sells in limited circumstances through distributors. Sales through distributors represent approximately 9% of total revenue.  Significant terms and conditions of distributor agreements include FOB source, net 30 days payment terms, with no return or exchange rights, and no price protection.  Since the product transfers title to the distributor at the time of shipment by the Company, the products are not considered inventory on consignment.

Revenue is also derived from technology research and development contracts. We recognize revenue from these contracts as services and/or materials are provided.

Impairment of Long-Lived Assets

As of July 1, 2011 and March 31, 2011, our consolidated balance sheet included $4.6 million in goodwill. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our business acquisitions.

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

We determine the fair value of our single reporting unit to be equal to our market capitalization plus a control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of our Class A Common Stock over a 10-day period before and a 10-day period after each assessment date. We use this 20-day duration to consider inherent market fluctuations that may affect any individual closing price. We believe that our market capitalization alone does not fully capture the fair value of our business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of our business. As such, in determining fair value, we add a control premium — which seeks to give effect to the increased consideration a potential acquirer would be required to pay in order to gain sufficient ownership to set policies, direct operations and make decisions related to our Company— to our market capitalization.

The Company’s evaluation as of March 31, 2011, indicated there were no impairments. As of March 31, 2011, our market capitalization calculated as described as above, was $53.4 million and our carrying value, including goodwill, was $20.2 million.

As evidenced above, our stock price and control premium are significant factors in assessing our fair value for purposes of the goodwill impairment assessment. Our stock price can be affected by, among other things, changes in industry or market conditions, changes in our results of operations, and changes in our forecasts or market expectations relating to future results. Our stock price has fluctuated from a high of $1.96 to a low of $1.38 during the first quarter of fiscal 2012. On all trading days during the first quarter of fiscal 2012, our stock price was high enough that our market capitalization exceeded our carrying value without giving effect to a control premium. The current macroeconomic environment, however, continues to be challenging and we cannot be certain of the duration of these conditions and their potential impact on our stock price performance. If our market capitalization falls below our carrying value for a sustained period, it is reasonably likely that a goodwill impairment assessment prior to the next annual review in the fourth quarter of fiscal 2012 would be necessary and an impairment of goodwill may be recorded. A non-cash goodwill impairment charge would have the affect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

The carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value.  As a result of the current year operating loss, the Company performed an impairment evaluation. The Company’s evaluation for the fiscal year ended March 31, 2011 indicated there were no impairments.  There were no events or changes in circumstances that indicated a potential impairment has occurred during the three-months ended July 1, 2011.

Deferred Tax Asset Valuation Allowance
The Company records deferred income taxes for the future tax consequences of events that were recognized in the Company’s financial statements or tax returns. The Company records a valuation allowance against deferred tax assets when, in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future.  Consistent with the March 31, 2011 10-K, the Company has a full valuation allowance on its net Deferred Tax Assets as of July 1, 2011.

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

RESULTS OF OPERATIONS

Revenues
The Company predominantly operates in one industry segment, consisting of light and radiation detection devices, that it sells to  multiple markets including telecommunications, industrial sensing/non destructive testing (NDT), military-aerospace, medical, and homeland security.  Revenues by market consisted of the following (in thousands):

	Three months ended
Revenues	July 1, 2011		July 2, 2010
Telecommunications	$3,709	46%	$1,799	29%
Industrial Sensing/NDT	2,829	35%	3,456	55%
Military/Aerospace	819	10%	943	15%
Medical	295	3%	55	1%
Homeland Security	468	6%	--	--
Total Revenues	$8,120	100%	$6,253	100%

The Company's revenues for the quarter ended July 1, 2011 were approximately $8.1 million, an increase of 30% (or $1.8 million) from revenues of $6.3 million for the quarter ended July 2, 2010.  Revenues increased 3% from the quarter ended March 31, 2011.  The Company experienced volume increases in three of five markets for the quarter ending July 1, 2011 compared to the prior year period.

Telecommunications revenue in the first quarter of fiscal 2012 was $3.7 million, an increase of approximately 106% ($1.9 million) over the prior year first quarter. This increase in the Company’s telecommunications revenue is an indication of the rapid growth in the 40G and emerging 100G markets.  Telecommunications revenue on a consecutive quarterly basis decreased slightly, approximately $104,000, from the prior fourth quarter of fiscal 2011, mainly attributable to supply shortages and not a slowdown in growth. The Company expects telecommunication revenue to grow substantially on a comparative basis for fiscal 2012.

Industrial Sensing/NDT market revenue was approximately $2.8 million in Q1 2012, a decrease of $627,000 (or 18%) from the prior year first quarter, primarily due to the slowdown of one customer.  Revenue increased approximately 12%, or $298,000, from the fourth quarter of fiscal 2011, primarily due to the THz product platform. The Company expects the industrial/NDT market to increase on a comparative basis for fiscal 2012.

Military/Aerospace market revenue in the first quarter of fiscal 2012 was $819,000, a decrease of 13% (or $124,000) from the comparable prior year first quarter.  This decrease was attributable primarily to the reduction in R&D contract revenue. Military/Aerospace market revenue in the first quarter of fiscal 2012 decreased $88,000 (or 10%) from the fourth quarter of fiscal 2011, a result of timing of orders and shipments.   The Company’s expects military revenues to decrease on a comparative basis for fiscal 2012.

Medical market revenues in the first quarter of fiscal 2012 were $295,000, an increase of $240,000 (or 439%) from the prior year first quarter, and increased $143,000 from the fourth quarter of fiscal 2011, primarily due to increased volume from existing customers.    The Company expects medical market revenue to grow on a comparative basis for fiscal 2012.

Homeland Security revenues were $468,000 for the three-month period ended July 1, 2011, compared to zero revenue in the first quarter of fiscal 2011 and $462,000 in the fourth quarter of fiscal 2011.  The increase was the result of the In-Q-Tel development contract revenues relating to the development of anomaly detector prototypes for personnel screening.  The Company expects Homeland Security revenues to grow substantially on a comparative basis for fiscal 2012 as a result of this development contract.

Gross Profit
Gross profit for Q1 2012 was $3.4 million compared to $2.9 million for Q1 2011, an increase of $460,000 (or 16%) on an increase in revenue volume of 30% (or $1.9 million).    The higher gross profit for Q1 2012 was due primarily to increased volume, offset partially by higher staffing, scrap and rework expenses associated with the manufacturing ramp up and capacity expansion of the new 100G line side products. Gross profit was 41.6% of revenue compared to 46.7% in Q1 2011 and 43.9% in Q4 2011.

Operating Expenses
Total operating expenses were $3.8 million during Q1 2012, compared to $3.2 million during Q1 2011. This increase was primarily due to increases in selling, general and administrative expenses (G&A) and research development and engineering expenses (RD&E), partially offset by lower amortization expense on intangible assets.

Research, development and engineering expenses (R&D) -- The Company’s R&D expenses of $1.7 million increased by $404,000 (or 31%) in Q1 2012 compared to Q1 2011. The Company increased investment in the next generation 40G/100G HSOR products in order to satisfy the rapidly evolving technology requirements necessary to support the growing bandwidth demands placed on the optical communication infrastructure and increased its investment in THz in order to develop an anomaly detector for homeland security applications.

Sales and Marketing expenses (S&M) – The Company’s S&M expenses increased $142,000 (or 30%) to $615,000 (8% of sales) in Q1 2012 compared to $473,000 (8% of sales) in the prior year first quarter. The increase was primarily attributable to higher sales volume and increased marketing activities to support the Company’s growth.

General and Administrative expenses (G&A) -- G&A expenses increased $147,000 to approximately $1.2 million (14% of sales) for Q1 2012, as compared to $1.0 million (16% of sales) for Q1 2011. This increase was primarily attributable to higher staffing related expenses, reinstatement of the Company’s 401K matching contributions and recruitment fees.

Amortization expense decreased $64,000 to $342,000 compared to Q1 2011 expense of approximately $406,000.  The Company utilizes the cash flow amortization method on the majority of its intangible assets.

The non-cash expensing of stock option and restricted stock grants included in operating expenses was $36,000 for the three month period ended July 1, 2011 compared to $18,000 for the prior year first quarter.

Other Income (Expense), net
Interest income for Q1 2012 was $2,000, up $1,000 from Q1 2011, due to higher cash balances available for short-term investments.

Interest expense in Q1 2012 was $46,000 compared to $65,000 in Q1 2011, a decrease of $19,000 (or 29%).  The Company incurred lower interest expense to banks and related parties, primarily due to lower debt obligations.

As discussed in Note 7 to the Condensed Consolidated Financial Statements, FASB guidance on determining whether instruments granted in share-based payment transactions are participating securities requires our outstanding warrants to be recorded as a liability at fair value with subsequent changes in fair value recorded in earnings. The fair value of the warrant is determined using a Monte Carlo option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent that the fair value of the warrant liability increases or decreases, the Company records an expense or income in its statements of operations. The other income of $492,000 attributed to the change in fair value of the warrant liability in the first quarter of fiscal 2012 is due to the change in the stock price, expected volatility, interest rates and contractual life of the warrants which are the primary assumptions applied to the Monte Carlo model used to calculate the fair value of the warrants.

The Company realized a net income for Q1 2012 of approximately $18,000 ($0.00 per share), as compared to a net loss of $273,000 ($0.01 per share) in Q1 2011, an improvement of approximately $291,000.  This improvement for the quarter is primarily attributable to the fair value warrant adjustment of $438,000, offset by a $169,000 increase in loss from operations.

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

Liquidity and Capital Resources

At July 1, 2011, the Company had cash and cash equivalents of $3.3 million, a decrease of $1.4 million from the March 31, 2011 balance of $4.7 million.  The lower balance is attributable to a decrease in cash from operating activities of $577,000, investing activities of $432,000 and financing activities of $380,000.

Operating Activities
The decrease of $577,000 in cash resulting from operating activities was primarily attributable to net cash provided by operations of $161,000, offset by net cash used for operating assets and liabilities of $738,000.  This net cash decrease from operating assets and liabilities was primarily the result of an increase in net accounts receivable of $227,000, an increase in inventories of $287,000, a decrease in prepaid and other assets of $33,000, offset by a decrease in accounts payable of $289,000 and an increase in accrued expenses of $32,000.  Cash provided by operations of $161,000 included income from operations of $18,000 and $635,000 in depreciation, amortization and stock-based compensation expense, offset by $492,000 for the change in warrant liability fair value.

Investing Activities
The Company used $432,000 in investing activities including capital expenditures of $368,000 and patent expenditures of $64,000.

Financing Activities
For the three-months ended July 1, 2011, the Company used $380,000 for financing activities, comprised primarily of payments on the bank term loan ($145,000), related parties loans ($75,000) and on the MEDC and MSF loans ($169,000), offset by proceeds from the exercise of stock options of $9,000.

Off-Balance Sheet Arrangements
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

Recent Pronouncements and Accounting Changes
There were no new Accounting Pronouncements that impacted the Company during Q1 2012.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At July 1, 2011, most of the Company’s interest rate exposure is linked to the prime rate, subject to certain limitations, offset by cash investments indexed to the prime rate. As such, the Company is at risk to the extent of changes in the prime rate and does not believe that moderate changes in the prime rate will materially affect our operating results or financial condition.

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

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended July 1, 2011 that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1.  Legal Proceedings

The information regarding litigation proceedings described in our Annual Report on Form 10-K for the year ended March 31, 2011 is incorporated herein by reference.

Item 1A.  Risk Factors

The Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011 includes a detailed discussion of its risk factors. This 10-Q should be read in conjunction with the risk factors and information disclosed in the Company’s Annual Report on Form 10-K.

Item 3.  Defaults upon Senior Securities

           None

Item 5.  Other Information

           None

Item 6.  Exhibits and Reports on Form 8-K (including those incorporated by reference)

The following documents are filed as Exhibits to this report:

Exhibit No.

31.1	Certificate of the Registrant’s Chief Executive Officer, and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Registrant’s Chief Financial Officer, and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Photonix, Inc.
(Registrant)

August 15, 2011

/s/ Richard Kurtz
Richard Kurtz
Chairman of the Board, Chief Executive Officer,
President and Director

/s/ Robin Risser
Robin Risser
Chief Financial Officer, Chief Operating Officer,
Secretary and Director

30