Form 10-Q
period 2011-09-30
ADVANCED PHOTONIX INC
filed 2011-11-14
CIK 869986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
YES ☐                                    NO ☑

As of November 9, 2011, there were 30,971,560 shares of Class A Common Stock, $.001 par value, outstanding.

Advanced Photonix, Inc.
Form 10-Q
For the Quarter Ended September 30, 2011

PART I -- FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Advanced Photonix, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2011 (Unaudited)	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,848,000	$4,744,000
Restricted cash	--	500,000
Accounts receivable, net	5,503,000	4,587,000
Inventories	4,667,000	4,775,000
Prepaid expenses and other current assets	387,000	349,000
Total current assets	14,405,000	14,955,000
Equipment and leasehold improvements, net	3,607,000	3,730,000
Goodwill	4,579,000	4,579,000
Intangibles and patents, net	5,130,000	5,713,000
Other assets	266,000	275,000
Total Assets	$27,987,000	$29,252,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,784,000	$2,098,000
Accrued compensation	878,000	953,000
Accrued interest	21,000	28,000
Accrued warrant liability	--	389,000
Other accrued expenses	1,027,000	905,000
Current portion of long-term debt - related parties	725,000	675,000
Current portion of long-term debt - bank term loan	229,000	687,000
Current portion of long-term debt - bank line of credit	--	494,000
Current portion of long-term debt – MEDC/MSF	521,000	511,000
Total current liabilities	5,185,000	6,740,000
Long-term debt, less current portion – related parties	--	500,000
Long-term debt, less current portion – bank term loan	770,000	--
Long-term debt, less current portion - bank line of credit	494,000	--
Long-term debt, less current portion – MEDC/MSF	1,197,000	1,460,000
Long-term portion of warrant liability	98,000	343,000
Total liabilities	7,744,000	9,043,000

Commitments and contingencies Shareholders' equity:
Class A Common Stock, $.001 par value, 100,000,000 authorized;
September 30, 2011 – 30,971,560 shares issued and outstanding,
March 31, 2011 – 30,679,046 shares issued and outstanding	31,000	31,000
Additional paid-in capital	58,161,000	57,891,000
Accumulated deficit	(37,949,000)	(37,713,000)
Total shareholders' equity	20,243,000	20,209,000
Total Liabilities and Shareholders’ Equity	$27,987,000	$29,252,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Sales, net	$8,352,000	$6,999,000	$16,473,000	$13,252,000
Cost of products sold	4,785,000	4,097,000	9,528,000	7,432,000
Gross profit	3,567,000	2,902,000	6,945,000	5,820,000

Operating expenses:
Research, development and engineering	1,714,000	1,303,000	3,406,000	2,591,000
Sales and marketing	565,000	424,000	1,180,000	897,000
General and administrative	1,300,000	952,000	2,459,000	1,964,000
Amortization expense	342,000	408,000	684,000	814,000
Total operating expenses	3,921,000	3,087,000	7,729,000	6,266,000
Loss from operations	(354,000)	(185,000)	(784,000)	(446,000)

Other income (expense):
Interest income	2,000	1,000	4,000	2,000
Interest expense	(31,000)	(56,000)	(62,000)	(106,000)
Interest expense, related parties	(13,000)	(15,000)	(28,000)	(30,000)
Change in fair value of warrant liability	142,000	(143,000)	634,000	(89,000)
Other income/(expense)	--	--	--	(2,000)

Net loss	$(254,000)	$(398,000)	$(236,000)	$(671,000)

Basic & diluted loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.03)
Weighted average common shares outstanding
Basic & diluted	30,827,000	25,659,000	30,756,000	25,164,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30, 2011	October 1, 2010
Cash flows from operating activities:
Net loss	$(236,000)	$(671,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	529,000	475,000
Amortization	684,000	814,000
Stock based compensation expense	245,000	74,000
Change in fair value of warrant liability	(634,000)	89,000
Changes in operating assets and liabilities:
Accounts receivable – net	(916,000)	(736,000)
Inventories	108,000	(777,000)
Prepaid expenses and other assets	(28,000)	(235,000)
Accounts payable and accrued expenses	(274,000)	1,611,000
Net cash provided by (used in) operating activities	(522,000)	644,000

Cash flows from investing activities:
Capital expenditures	(406,000)	(449,000)
Change in restricted cash	500,000	--
Patent expenditures	(102,000)	(156,000)
Net cash used in investing activities	(8,000)	(605,000)

Cash flows from financing activities:
Net proceeds (payments) on bank term loan	312,000	(253,000)
Payments on MEDC/MSF term loan	(253,000)	(38,000)
Payments on related parties debt	(450,000)	--
Proceeds from exercise of restricted shares	--	1,000
Proceeds from exercise of stock options	25,000	--
Net cash used in financing activities	(366,000)	(290,000)
Net decrease in cash and cash equivalents	(896,000)	(251,000)
Cash and cash equivalents at beginning of period	4,744,000	1,762,000
Cash and cash equivalents at end of period	$3,848,000	$1,511,000

Supplemental disclosure of cash flow information:	September 30, 2011	October 1, 2010
Cash paid for income taxes	$--	$--
Cash paid for interest	$98,000	$138,000
Non-cash financing activities:
Conversion of accrued MEDC loan interest to common stock	$--	$562,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2011

Note 1.   Basis of Presentation

Business Description

General – Advanced Photonix, Inc. ® (the Company, we or API), was incorporated under the laws of the State of Delaware in June 1988.  The Company is a leading supplier of optoelectronic semiconductors which we package into components, sub-systems and full systems for high-speed optical receivers (HSOR), custom optoelectronic products and Terahertz (THz) instrumentation, serving a variety of global markets.  The Company supports the customers from the initial concept and design phase of the product, through testing to full-scale production.  The Company has two manufacturing facilities located in Camarillo, California and Ann Arbor, Michigan.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, Silicon Sensors Inc. (“SSI”) and Picometrix, LLC (“Picometrix”). The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included.  Operating results for the three-month and six-month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the balance of the fiscal year ending March 31, 2012.

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

Note 2.  Recent Pronouncements and Accounting Changes

In September 2011, the FASB issued updated guidance that modifies the manner in which the two-step impairment test of goodwill is applied.  Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less that its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test prescribed by existing standards.

The updated guidance is effective for the first quarter of our fiscal year ended March 31, 2013.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Note 3.  Share-Based Compensation

The Company has three stock equity plans:  The 1997 Employee Stock Option Plan, the 2000 Stock Option Plan and the 2007 Equity Incentive Plan.  As of September 30, 2011, no additional awards may be issued under either the 1997 Employee Stock Option Plan or the 2000 Stock Option Plan.  There are 2,500,000 shares authorized for issuance under the 2007 Equity Incentive Plan, with 573,015 shares remaining available for future grant.

Non-director options typically vest at the rate of 25% per year over four years and are exercisable up to ten years from the date of issuance.   Under these plans, the option exercise price equals the stock’s market price on the date of grant.  Options and restricted stock awards may be granted to employees, officers, directors and consultants. Under the 2007 Equity Incentive Plan, restricted stock awards typically vest from within one year to four years, and the shares subject to such awards are generally not transferrable until the awards vest.

Restricted shares are granted with a per share or unit purchase price at 100% of fair market value on the date of grant. Stock-based compensation expense will be recognized over the expected vesting period of the stock options and restricted stock in an amount of equal to the fair market value of such awards on the date of grant.

The following table summarizes information regarding options outstanding and options exercisable at July 2, 2010, October 1, 2010, July 1, 2011 and September 30, 2011 and the changes during the periods then ended:

	Number of Options Outstanding (000’s)	Weighted Average Exercise Price per Share	Number of Shares Exercisable (000’s)	Weighted Average Exercise Price per Share
Balance as of March 31, 2010	2,604	$1.85	2,402	$1.89
Granted	156	$0.44
Exercised	--	$--
Expired	(27)	$1.61
Balance as of July 2, 2010	2,733	$1.78	2,438	$1.89
Granted	8	$2.56
Exercised	--	$--
Expired	(350)	$3.19
Balance as of October 1, 2010	2,391	$1.57	2,117	$1.67
Vested & expected to Vest, October 1, 2010	2,301	$1.57

	Number of Options Outstanding (000’s)	Weighted Average Exercise Price per Share	Number of Shares Exercisable (000’s)	Weighted Average Exercise Price per Share
Balance as of March 31, 2011	2,161	$1.65	1,933	$1.74
Granted	368	$1.52
Exercised	(16)	$0.57
Expired	(37)	$1.69
Balance as of July 1, 2011	2,476	$1.64	1,980	$1.72
Granted	160	$0.95
Exercised	(27)	$0.83
Expired	--	$--
Balance as of September 30, 2011	2,609	$1.60	1,972	$1.74
Vested & expected to Vest, September 30, 2011	2,531	$1.60

Information regarding stock options outstanding as of September 30, 2011 is as follows:

	Options Outstanding
Price Range	Shares (in 000s)	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.44 - $1.00	798	$0.73	8.35
$1.25 - $2.50	1,498	$1.82	5.15
$2.56 - $5.34	313	$2.83	4.00

	Options Exercisable
Price Range	Shares (in 000s)	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.44 - $1.00	518	$0.69	7.78
$1.25 - $2.50	1,141	$1.91	4.54
$2.56 - $5.34	313	$2.83	4.00

The intrinsic value of options exercised during the three and six month periods ended September 30, 2011 was $5,414 and $21,132, respectively. The intrinsic value of options exercised during the three and six month periods ended October 1, 2010 was zero, since no stock options were exercised.

During fiscal 2011 and fiscal 2012, restricted shares were issued to certain individuals. The restricted share transactions are summarized below:

	Shares (000’s)	Weighted Average Grant Date Fair Value Per Share
Unvested, March 31, 2010	25	$0.63
Granted	70	$0.44
Vested	(25)	$0.63
Expired	--	$--
Unvested, July 2, 2010	70	$0.44
Granted	169	$0.67
Vested	--	$--
Expired	--	--
Unvested, October 1, 2010	239	$0.60

	Shares (000’s)	Weighted Average Grant Date Fair Value Per Share
Unvested, March 31, 2011	70	$0.44
Granted	55	$1.51
Vested	(70)	$0.44
Expired	--	--
Unvested, July 1, 2011	55	$1.51
Granted	198	$0.98
Vested	--	$--
Expired	--	$--
Unvested, September 30, 2011	253	$1.10

The Company estimates the fair value of stock-based awards utilizing the Black-Scholes pricing model for stock options and using the intrinsic value for restricted stock. The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The Black-Scholes fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include:

●
The time period that option awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s short-cut approach pursuant to SAB No. 107, “Disclosure About Fair Value of Financial Statements”. The expected term assumption for awards issued during the six month periods ended September 30, 2011 and October 1, 2010 was 6.3 years. As additional evidence develops from the employee’s stock trading history, the expected term assumption will be refined to capture the relevant trends.

●
The future volatility of the Company’s stock has been estimated based on the weekly stock price from the acquisition date of Picometrix LLC (May 2, 2005) to the date of the latest stock grant. The expected volatility assumption for awards issued during the six month periods ending September 30, 2011 and October 1, 2010 averaged 67% and 68%, respectively. As additional evidence develops, the future volatility estimate will be refined to capture the relevant trends.

●
A dividend yield of zero has been assumed for awards issued during the six month periods ended September 30, 2011 and October 1, 2010, based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.

●
The Company has based its risk-free interest rate assumption for awards issued during the six month periods ended September 30, 2011 and October 1, 2010 on the implied yield available on U.S. Treasury issues with an equivalent expected term, which averaged 1.7% and 2.2% during the respective periods.

●
The forfeiture rate, for awards issued during the six month periods ended September 30, 2011 and October 1, 2010, were approximately 17.0% and 25.8%, respectively, and was based on the Company’s actual historical forfeiture history.

The Company’s stock-based compensation expense is classified in the table below:

	Three months ended		Six months ended
	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Cost of Products Sold	$25,000	$4,000	$29,000	$7,000
Research and Development expense	73,000	11,000	86,000	15,000
General and Administrative expense	100,000	37,000	116,000	45,000
Sales and Marketing expense	11,000	4,000	14,000	7,000
Total Stock Based Compensation	$209,000	$56,000	$245,000	$74,000

At September 30, 2011, the total stock-based compensation expense related to unvested stock options and restricted shares granted to employees under the Company’s stock option plans but not yet recognized was approximately $452,000. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 1.8 years and will be adjusted for subsequent changes in estimated forfeitures.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  We have never experienced any losses related to these balances.  All of the Company’s non-interest bearing cash balances were fully insured at September 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012.  Under the program, there is no limit to the amount of insurance for eligible accounts.  Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

Accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Any unanticipated change in the customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. As of September 30, 2011, one customer individually comprised 10% or more of accounts receivable (38.5% of total accounts receivable).  As of March 31, 2011, two customers individually comprised 10% or more of accounts receivable (combining for 42.1% of total accounts receivable).  The allowance for doubtful account balance was $47,000 on September 30, 2011 and on March 31, 2011.

Note 5.  Detail of Certain Asset Accounts

Cash and Cash Equivalents - The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Compensating Cash Balance - The Company’s credit facility with The PrivateBank and Trust Company had a minimum compensating balance requirement of $500,000.  As described below in Note 6, on September 23, 2011 the Company entered into a fifth amendment to its credit facility with The PrivateBank and Trust Company which, among other things, eliminated the minimum compensating balance requirement, and as such no restricted cash was shown on the balance sheet as of September 30, 2011.

Inventories - Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (on a first in, first out method) or market. Inventories consist of the following at September 30, 2011 and March 31, 2011:

	September 30, 2011	March 31, 2011
Raw material	$2,873,000	$3,204,000
Work-in-process	1,204,000	1,214,000
Finished products	590,000	357,000
Inventories, net	$4,667,000	$4,775,000

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

Intangible Assets - Intangible assets that have definite lives consist of the following (dollars in thousands):

		September 30, 2011
	Weighted Average Lives in Years	Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net
Customer list	15	Straight Line	$475	$366	$109
Trademarks	15	Cash Flow	2,270	874	1,396
Technology	10	Cash Flow	10,950	8,457	2,493
Patents pending			657	--	657
Patents	10	Straight Line	684	209	475
Total Intangibles			$15,036	$9,906	$5,130

		March 31, 2011
	Weighted Average Lives in Years	Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net
Customer list	15	Straight Line	$475	$360	$115
Trademarks	15	Cash Flow	2,270	798	1,472
Technology	10	Cash Flow	10,950	7,886	3,064
Patents pending			619	--	619
Patents	10	Straight Line	620	177	443
Total Intangibles			$14,934	$9,221	$5,713

Amortization expense for the six-month periods ended September 30, 2011 and October 1, 2010 was approximately $684,000 and $814,000, respectively.  The current patents held by the Company have remaining useful lives ranging from 1 year to 17 years.

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

Assuming no impairment to the intangible value, future amortization expense for intangible assets and patents are as follows (in thousands):

Intangible Assets and Patents
Remainder of 2012	$684
2013	1,151
2014	964
2015	620
2016	400
2017 & after	654
Total	$4,473

a)	Patent pending costs of $657,000 are not included in the future amortization chart above. These costs will be amortized beginning the month the patents are granted.

Note 6.  Debt

Total outstanding debt of the Company as of September 30, 2011 and March 31, 2011 consisted of the following (in thousands):

	September 30, 2011	March 31, 2011
Bank term loan	$999	$687
Bank line of credit	494	494
MEDC/MSF loans	1,718	1,971
Debt to Related Parties	725	1,175
Total	$3,936	$4,327

Bank Debt –On September 25, 2008, the Company executed a loan agreement (the Loan Agreement) with The PrivateBank and Trust Company (the Lender).  As part of this Loan Agreement, the Company has a term loan and a $3.0 million line of credit.  On September 23, 2011, the Company entered into a 5th amendment to the Loan Agreement which established a $1.0 million term loan and extended the existing $3.0 million line of credit. The term loan is to be repaid in monthly principal payments of $20,833, plus interest at prime plus 0.5%, until maturity on October 1, 2015.  The interest rate on the term loan on September 30, 2011 was 3.75%.  The line of credit bears interest at prime plus 0.5% and any outstanding borrowings are due on September 25, 2014.  The availability under the line of credit is determined by a calculation of a borrowing base that includes a percentage of accounts receivable and inventory.

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

On June 25, 2010, the Company and the Lender entered into a second amendment to the Loan Agreement (the Second Amendment). The Second Amendment increased the interest rate from prime plus 1% to prime plus 2% and amended the Financial Covenants.  Pursuant to the Second Amendment, (1) the minimum  Debt Service Coverage ratio was set at 1.0 to 1.0 for the first three quarters of fiscal year 2011 and 1.2 to 1.0 thereafter, (2) the minimum Adjusted EBITDA level was measured on a trailing three month basis and was $190,000 for the July 2, 2010 test date, $190,000 for the October 1, 2010 test date, $260,000 for the December 31, 2010 test date, and $400,000 for the March 31, 2011 test date and thereafter on a trailing twelve month basis was $1,160,000 and (3) the minimum Net Worth requirement was set at $13.0 million for the first quarter of fiscal year 2011, $12.5 million for the second quarter of fiscal year 2011, $12.1 million for the third quarter of fiscal year 2011 and $11.8 million for the fourth quarter of fiscal year 2011.

In addition to amending the Financial Covenants and as described in the Debt to Related Parties section of this footnote, the Second Amendment required the Company to amend the four-year promissory notes issued to Robin Risser, the Company’s COO, and Steve Williamson, the Company’s CTO (collectively, the Note Holders) in connection with the 2005 acquisition of Picometrix, LLC (f/k/a Picometrix, Inc.) (the Picometrix Notes) by August 25, 2010 to defer the December 1, 2010 and March 1, 2011 installment payments owed under the Picometrix Notes (the Amendment Undertaking). Failure to amend the Picometrix Notes by August 25, 2010 would constitute an event of default under the Loan Agreement.

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

On September 23, 2011, the Company executed a Fifth Amendment to the loan agreement with the Lender, effective as of September 23, 2011.  Among other things, the Fifth Amendment (1) eliminated the minimum compensating balance requirement; (2) amended the definition of “ Base Net Worth ” to provide that Base Net Worth will initially be set at $16.2 million; (3) amended the definition of “ Borrowing Base Amount ” to increase the potential availability of borrowings under the line of credit (as defined in the Loan Agreement); (4) amended the definition of “ Net Worth ” to permit the Company to add back certain non-cash goodwill or intangible asset impairment charges when calculating “Net Worth”; (5) decreased the amount of the term loan to $1.0 million; and (6) required the Company to maintain (i) a minimum Debt Service Coverage Ratio of 1.1 to 1.0 until September 30, 2013 and 1.2 to 1.0  from December 31, 2013 and thereafter, (ii) Adjusted EBITDA of not less than $1,500,000 on a trailing twelve month basis, and (iii) a minimum Net Worth of not less than the Base Net Worth.  The Company was in compliance with its Financial Covenants as of September 30, 2011.

Interest payments made to the Lender during the three and six month periods ended September 30, 2011 were approximately $9,000 and $29,000, respectively.   Interest payments made to the Lender during the three and six month periods ended October 1, 2010 were approximately $33,000 and $69,000, respectively.

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

Interest payments made to the MEDC/MSF were approximately $12,000 and $38,000 during the three and six month periods ended September 30, 2011, respectively.  Interest payments made to the MEDC/MSF were approximately $51,000 and $77,000 during the three and six month periods ended October 1, 2010, respectively.

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

The interest rate on the Picometrix Notes was increased from prime plus 1% to prime plus 2% (5.25% at September 30, 2011), and interest is to be paid quarterly through the maturity date.  The balance outstanding under the Picometrix Notes was $725,500 at September 30, 2011.  The Company received Board approval to pay both the September 1, 2011 and December 1, 2011 principal payments on September 1, 2011.  The Picometrix Notes are secured by all of the intellectual property of Picometrix.

Interest payments made to Related Parties during the three and six month periods ended September 30, 2011 were approximately $15,000 and $31,000, respectively.  Interest payments made to Related Parties during the three and six month periods ended October 1, 2010 were approximately $15,000 and $30,000, respectively.

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

The Company performed an assessment of the Fifth Amendment made to the Picometrix Notes and determined that the Fifth amendment constituted a “substantial modification” in accordance with FASB guidance as the present value of future cash flows under the terms of the Fifth Amendment, combined with the fair value of the consideration given as part of the SPA, was more than 10% different than the present value of cash flows under the prior amendment to the Picometrix Notes.  As a result, the Company recorded a loss on debt extinguishment of $317,725 during the third quarter of fiscal 2011, which is equal to the $156,312 restructuring fee and the fair value of the warrants issued in conjunction with the SPA which was $161,413 at November 30, 2010.  See Note 7 to the Consolidated Financial Statements for additional information on the Warrants.

Note 7.  Stockholders’ Equity

Warrants

At March 31, 2011, the Company had the following warrants outstanding and exercisable:

	Shares (000’s)	Exercise Price
Convertible Note – 2nd Tranche *	713	$1.7000
2007 Warrants	630	$1.7900
2010 Warrants	267	$1.4040
Total	1,610

At September 30, 2011, the Company had the following warrants outstanding and exercisable:

	Shares (000’s)	Exercise Price
2007 Warrants	630	$1.7900
2010 Warrants	267	$1.4040
Total	897
* Expired on September 20, 2011

In fiscal years 2005 and 2006, warrants (the Convertible Note Warrants) were issued in connection the issuance of convertible debt.  The convertible debt has all been subsequently converted into Class A Common Stock.  The Convertible Note Warrants were issued in two tranches with the final 712,682 shares expiring September 20, 2011.

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

The fair value of the 2010 Warrants was approximately $98,000 at September 30, 2011 and $732,000 at March 31, 2011.  Since the Convertible Note Warrants expired on September 20, 2011, these warrants did not have a fair value at September 30, 2011.  During the three and six month periods ended September 30, 2011, the Company recorded other income of $142,000 and $634,000, respectively, for the change in fair value of the warrant liability.  During the three and six month periods ended October 1, 2010, the Company recorded other expense of $143,000 and $89,000, respectively, for the change in fair value of the warrant liability.

The fair value of the warrants was estimated using the Monte Carlo option pricing model using the following assumptions:

	September 30, 2011	October 1, 2010
Expected term (in years)	4.1	0.9 – 1.9
Volatility	71.76%	60.78% - 67.92%
Expected dividend	--	--
Risk-free interest rate	2.0%	0.83% - 1.16%

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

The following chart represents the activity in the Company’s Level 3 warrants during the periods ended September 30, 2011 and March 31, 2011.

	For Periods Ended
	September 30, 2011	October 1, 2010
Level 3 Warrants, beginning of period	$732,000	$144,000
Transfer to Additional Paid in Capital	--	(32,000)
Change in fair value of warrant liability	(634,000)	89,000
Level 3 Warrants, end of period	$98,000	$201,000

Preferred Stock
In prior 10K’s and 10Q’s, the Company showed 40,000 shares of Class A convertible preferred stock outstanding on the Balance Sheet at zero value.  After a review of historical conversion detail, it was determined that these 40,000 shares were in fact converted to Class A Common Stock and should not be shown as a separate line item in Shareholders’ Equity.  In the Company’s 10Q for Q2 2012 this line was removed.

Note 8. Earnings Per Share

The Company’s net earnings per share calculations are in accordance with FASB ASC 260-10.  Accordingly, basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares outstanding for each year.  The calculation of loss per share is as follows:

	Three months ended		Six months ended
Basic and Diluted	September 30, 2011	October 1, 2010	September 30, 2011	October 1, 2010
Weighted Average Basic Shares Outstanding	30,827,000	25,659,000	30,756,000	25,164,000
Dilutive effect of Stock Options and Warrants	--	--	--	--
Weighted Average Diluted Shares Outstanding	30,827,000	25,659,000	30,756,000	25,164,000
Net loss	$(254,000)	$(398,000)	$(236,000)	$(671,000)
Basic & diluted loss per share	$(0.01)	$(0.02)	$(0.01)	$(0.03)

The dilutive effect of stock options for the three months and six-month periods ended September 30, 2011 and October 1, 2010 was not included in the calculation of diluted loss per share because to do so would have had an anti-dilutive effect as the Company had a net loss for the period. As of September 30, 2011, the number of anti-dilutive shares excluded from diluted earnings per share totaled approximately 1.8 million shares, which includes approximately 897,000 anti-dilutive warrants.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Certain statements contained in this Management’s Discussion and Analysis (MD&A), including, without limitation, statements containing the words “may,” “will,” “can,” “anticipate,” “believe,” “plan,” “estimate,” “continue,” and similar expressions constitute “forward-looking statements.” These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks described in the Risk Factors sections our Annual Report on Form 10-K for the period ended March 31, 2011 (the 2011 Form 10-K) and elsewhere in this filing. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report. The following discussion should be read in conjunction with the Risk Factors as well as our financial statements and the related notes.

Overview
We are a leading supplier of optoelectronic semiconductors which we package into components, sub-systems and full systems for high-speed optical receivers (HSOR), custom optoelectronic products and Terahertz (THz) instrumentation serving a variety of global markets.  Our high speed optical receivers have uses in the telecommunication and test and measurement markets.  Our custom optoelectronic products find applications in the industrial, medical. military and aerospace markets.  Our Terahertz sensor product line is targeted at the industrial Non-Destructive Testing (NDT), quality control, homeland security and military markets.   All of these products rely on our proprietary light and radiation detection technology.

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

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based on the condensed consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these condensed consolidated financial statements requires us to make judgments and estimates that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statement and the reported amount of revenues and expenses during the reporting period. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Actual results may differ from such estimates under different assumptions or conditions.

Application of Critical Accounting Policies
Application of our accounting policies requires management to make certain judgments and estimates about the amounts reflected in the financial statements. We use historical experience and all available information to make these estimates and judgments, although differing amounts could be reported if there are changes in the assumptions and estimates. Estimates are used for, but not limited to, the accounting for the allowance for doubtful accounts, inventory write-downs, valuation of intangible assets and goodwill, depreciation and amortization, warranty costs, taxes and contingencies. We have identified the following accounting policies as critical to an understanding of our financial statements and those areas most dependent on judgment and estimates.

Revenue Recognition
Revenue is derived principally from the sales of the Company’s products.  We recognize revenue when the basic criteria of SEC Staff Accounting Bulletin No. 104 are met. Specifically, we recognize revenue when persuasive evidence of an arrangement exists, usually in the form of a purchase order, when shipment has occurred since our terms are FOB source, or when services have been rendered, title and risk of loss have passed to the customer, the price is fixed or determinable and collection is reasonably assured in terms of both credit worthiness of the customer and there are no post shipment obligations or uncertainties with respect to customer acceptance.

We sell certain of our products to customers with a product warranty that provides warranty repairs at no cost. The length of the warranty term is one year from date of shipment.  We accrue the estimated exposure to warranty claims based upon historical claim costs.  We review these estimates on a regular basis and adjust the warranty provisions as actual experience differs from historical estimates or as other information becomes available.

We do not provide price protection or general right of return.  Our return policy only permits product returns for warranty and non-warranty repair or replacement and requires pre-authorization by us prior to the return. Credit or discounts, which have been historically insignificant, may be given at our discretion and are recorded when and if determined.

We predominantly sell directly to original equipment manufacturers with a direct sales force.  We sell in limited circumstances through distributors. Sales through distributors represent approximately 10% of total revenue for the six months ended September 30, 2011.  Significant terms and conditions of distributor agreements include FOB source, net 30 days payment terms, with no return and limited exchange rights, and no price protection.  Since the product transfers title to the distributor at the time of shipment by us, the products are not considered inventory on consignment.

Revenue is also derived from technology research and development contracts. We recognize revenue from these contracts as services and/or materials are provided.

Impairment of Long-Lived Assets

As of September 30, 2011 and March 31, 2011, our consolidated balance sheet included $4.6 million in goodwill. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our business acquisitions.

Goodwill and intangible assets that are not subject to amortization shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of the asset with its carrying amount, as defined. This guidance requires a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess.  We have selected March 31 as the date for our annual impairment test.

We determine the fair value of our single reporting unit to be equal to our market capitalization plus a control premium. Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of our Class A Common Stock over a 10-day period before and a 10-day period after each assessment date. We use this 20-day duration to consider inherent market fluctuations that may affect any individual closing price. We believe that our market capitalization alone does not fully capture the fair value of our business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of our business. As such, in determining fair value, we add a control premium, which seeks to give effect to the increased consideration a potential acquirer would be required to pay in order to gain sufficient ownership to set policies, direct operations and make decisions.

Our evaluation as of March 31, 2011, indicated there were no impairments. As of March 31, 2011, our market capitalization calculated as described as above, was $53.4 million and our carrying value, including goodwill, was $20.2 million.

As evidenced above, our stock price and control premium are significant factors in assessing our fair value for purposes of the goodwill impairment assessment. Our stock price can be affected by, among other things, changes in industry or market conditions, changes in our results of operations, and changes in our forecasts or market expectations relating to future results. Our stock price has fluctuated from a high of $1.37 to a low of $0.89 during the second quarter of fiscal 2012. On all trading days during the second quarter of fiscal 2012, our stock price was high enough that our market capitalization exceeded our carrying value without giving effect to a control premium. The current macroeconomic environment, however, continues to be challenging and we cannot be certain of the duration of these conditions and their potential impact on our stock price performance. If our market capitalization falls below our carrying value for a sustained period, it is reasonably likely that a goodwill impairment assessment prior to the next annual review in the fourth quarter of fiscal 2012 would be necessary and an impairment of goodwill may be recorded. A non-cash goodwill impairment charge would have the affect of decreasing our earnings or increasing our losses in such period. If we are required to take a substantial impairment charge, our operating results would be materially adversely affected in such period.

The carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include our assumptions of cash inflows and outflows directly resulting from the use of that asset in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset over its then estimated fair value.  As a result of the fiscal year 2011 operating loss, we performed an impairment evaluation. Our evaluation for the fiscal year ended March 31, 2011 indicated there were no impairments.  There were no events or changes in circumstances that indicated a potential impairment has occurred during the quarter ended September 30, 2011.

Deferred Tax Asset Valuation Allowance
We record deferred income taxes for the future tax consequences of events that were recognized in our financial statements or tax returns. We record a valuation allowance against deferred tax assets when, in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future.  Consistent with the 2011 Form 10-K, we have continued a full valuation allowance on our net Deferred Tax Assets as of September 30, 2011.

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

RESULTS OF OPERATIONS

Revenues
We predominantly operate in one industry segment, consisting of light and radiation detection devices, that we sell to  multiple end markets including telecommunications, industrial sensing/non destructive testing (NDT), military-aerospace, medical, and homeland security.  Revenues by market consisted of the following (in thousands):

	Three months ended				Six months ended
Revenues	September 30, 2011		October 1, 2010		September 30, 2011		October 1, 2010
Telecommunications	$3,910	47%	$2,115	30%	$7,619	46%	$3,914	29%
Industrial Sensing/NDT	2,674	32%	3,250	46%	5,503	34%	6,706	51%
Military/Aerospace	1,115	13%	1,460	21%	1,934	12%	2,403	18%
Medical	225	3%	174	3%	520	3%	229	2%
Homeland Security	428	5%	--	--	897	5%	--	--
Total Revenues	$8,352	100%	$6,999	100%	$16,473	100%	$13,252	100%

Our revenues for the quarter ended September 30, 2011 were approximately $8.4 million, an increase of 19% (or $1.4 million) from revenues of $7.0 million for the quarter ended October 1, 2010.  Revenues increased 3% from the quarter ended July 1, 2011.  We experienced revenue increases in three of five markets for the quarter ending September 30, 2011 compared to the prior year period.  On a year to date basis, our revenues were approximately $16.5 million, 24% higher (or approximately $3.2 million) than the prior year.

Telecommunications revenue in the second quarter of fiscal 2012 was $3.9 million, an increase of approximately 85% or $1.8 million over the prior year second quarter. For the six-month period ended September 30, 2011, revenues were $7.6 million, up $3.7 million or 95% over the prior year. This increase in our telecommunications revenue is an indication of the rapid growth in the 40G and emerging 100G markets.  Telecommunications revenue on a consecutive quarterly basis increased slightly, by approximately $201,000, from the first quarter of fiscal 2012, and was limited by supply shortages out of Japan.  We expect the telecommunication market revenue to increase for fiscal year 2012 on a comparative basis, but decrease the second half of the fiscal year compared to the first half. This slowdown is primarily due to supply chain disruptions at our customers resulting from the Thailand flooding, general slowdown in 40G DQPSK deployment in Asia, and timing of orders resulting from the transition of a large customer to our next generation 100G line side products.

Industrial Sensing/NDT market revenue was approximately $2.7 million in the second quarter of fiscal 2012 and $5.5 million for the six-month period, decreases of $576,000 (18%) and $1.2 million (18%) respectively, from the prior year periods, primarily due to lower revenue from several of our Optosolutions customers.  Revenue decreased approximately 5%, or $154,000, from the first quarter of fiscal 2012, primarily due to the timing of orders and shipments, offset by an increase to the THz product platform. Industrial customers have proven to be cautious in their ordering patterns during the first half of the year and given the macro economic uncertainties, we now believe the industrial market will continue to remain soft through the balance of the fiscal year.

Military/Aerospace market revenue in the second quarter of fiscal 2012 was $1.1 million and $1.9 million for the six months ended September 30, 2011, a decrease of 24% (or $345,000) and 20% (or $469,000) from the comparable prior year periods.  This decrease was attributable primarily to the softening in domestic military expenditures. Military/Aerospace market revenue in the second quarter of fiscal 2012 increased $296,000 (or 36%) from the first quarter of fiscal 2012, due to the timing of orders and shipments.   We expect military revenues to decrease on a comparative basis for fiscal 2012.

Medical market revenues in the second quarter and six months ended September, 2011 were $225,000, and $520,000, an increase of $51,000 (29%) and $291,000 (127%) from the prior year periods due to the return of a significant customer.  On a sequential basis, revenue decreased $71,000 from the first quarter of fiscal 2012, primarily because of the timing of shipments from one customer.    We expect medical market revenue to remain about the same on a comparative basis for fiscal 2012.

Homeland Security revenues were $428,000 for the three-month period ended September 30, 2011, compared to zero revenue in the second quarter of fiscal 2011 and $469,000 in the first quarter of fiscal 2012.  On a year to date basis, homeland security revenue is up $897,000 over the prior year.  The increase was the result of the In-Q-Tel development contract revenues relating to the development of anomaly detector prototypes for personnel screening.  We expect Homeland Security revenues to grow substantially on a comparative basis for fiscal 2012 as a result of this development contract.

Gross Profit
Gross profit for the second quarter of fiscal 2012 was $3.6 million compared to $2.9 million for the second quarter of fiscal 2011, an increase of $665,000 (or 23%) on an increase in revenue volume of 19% (or $1.4 million), reflecting a 49% gross margin incremental fall through.    The higher gross profit for the second quarter of fiscal 2012 was due to increased volume on HSOR products and helped by a reduction in scrap and rework expenses associated with the manufacturing ramp-up of the new 100G line side products. Gross profit was 42.7% of revenue compared to 41.5% in the second quarter of fiscal 2011 and 41.6% in the first quarter of fiscal 2012.

Year to date gross profit was $6.9 million (or 42.2% of revenue), compared to the first six months of fiscal 2011 of $5.8 million (or 43.9% of revenue).  The higher gross profit dollars are a direct result of the higher HSOR volumes.   The slightly lower gross profit margin percentage for the first six months was due primarily to lower gross margin percentage on THz and custom optoelectronic products offset by HSOR improvements.

Operating Expenses
Total operating expenses for the quarter and six months ended September 30, 2011 were $3.9 million and $7.7 million respectively, an increase of $834,000 and $1.5 million over comparative 2011 periods.   This increase was primarily due to investments made in additional headcount for sales, R&D and corporate administration, partially offset by lower amortization expense on intangible assets.

Research, development and engineering (RD&E) expenses of $1.7 million increased by $411,000 (or 32%) in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.  RD&E expenses were $815,000 higher for the six month period ended September 30, 2011 compared to the six month period ended October 1, 2010 of $2.6 million. The increases are due to qualification costs and an increase in our headcount to develop the next generation 40G/100G HSOR products in order to satisfy the rapidly evolving technology requirements necessary to support the growing bandwidth demands placed on the optical communication infrastructure and increase our application capability in THz, predominately in connection with developing an anomaly detector for homeland security applications.

Sales and Marketing (S&M) expenses increased $141,000 (or 33%) to $565,000 (7% of sales) in the second quarter of fiscal 2012 compared to $424,000 (6% of sales) in the prior year second quarter. Sales and marketing expenses increased 32% (or $283,000) to $1.2 million for the six month period ended September 30, 2011, compared to $897,000 for six month period ended October 1, 2010.  The increase for both periods was primarily attributable to higher sales volume increasing commissions, increased headcount and attendance at several THz related trade shows.  Given the expected revenue profile for the remainder of the year, we expect sales and marketing expenses to decrease for the second half of the year.

General and Administrative (G&A) expenses increased $348,000 to approximately $1.3 million (16% of sales) for the second quarter of fiscal 2012, as compared to $952,000 (14% of sales) for the second quarter of fiscal 2011. G&A expenses for the six month period ended September 30, 2011 increased by $495,000 (or 25%), to approximately $2.5 million (15% of sales) compared to $2.0 million (15% of sales) for the six month period ended October 1, 2010. The increase for both periods was primarily attributable to increased headcount, higher recruiting fees, stock compensation, and the partial refund of previously accrued tax credits. We expect G&A expenses to be higher on a dollar basis for fiscal 2012 compared to fiscal 2011, primarily driven by the increase in the executive management team and incremental stock compensation expense.

Amortization expense decreased $66,000 to $342,000 compared to the second quarter of fiscal 2011 expense of approximately $408,000.  For the six month period ended September 30, 2011, amortization expense decreased 16% to $684,000 compared to $814,000 for the six month period ended October 1 2010. We utilize the cash flow amortization method on the majority of our intangible assets.

The non-cash expensing of stock option and restricted stock grants included in operating expenses was $216,000 for the six month period ended September 30, 2011 compared to $67,000 for the six month period ended October 1, 2010.

Other Income (Expense), net
Interest income for the second quarter of fiscal 2012 was $2,000, compared to $1,000 for the second quarter of fiscal 2011.  Interest income for the six month period ended September 30, 2011 totaled approximately $4,000, compared to $2,000 for the six month period ended October 1, 2010, due to higher cash balances available for short-term investments.

Interest expense in the second quarter of fiscal 2012 was $44,000 compared to $71,000 in the second quarter of fiscal 2011, a decrease of $27,000 (or 38%).  Interest expense for the six month period ended September 30, 2011 was $90,000, compared to $136,000 for the six month period ended October 1, 2010, a decrease of $46,000 (or 34%).  We incurred lower interest expense to banks and related parties due to pay down of certain debt obligations with the equity proceeds from the fourth quarter of fiscal 2011.

As discussed in Note 7 to the Condensed Consolidated Financial Statements, FASB guidance on determining whether instruments granted in share-based payment transactions are participating securities requires our outstanding warrants to be recorded as a liability at fair value with subsequent changes in fair value recorded in earnings. The fair value of the warrant is determined using a Monte Carlo option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent that the fair value of the warrant liability increases or decreases, we record an expense or income in our statements of operations. The other income of $142,000 attributed to the change in fair value of the warrant liability in the second quarter of fiscal 2012 is due to the change in the stock price, expected volatility, interest rates and contractual life of the warrants which are the primary assumptions applied to the Monte Carlo model used to calculate the fair value of the warrants.  For the second quarter of fiscal 2011, we incurred a net expense of $143,000 on the change in fair value of the warrant liability.

For the six month period ended September 30, 2011, we incurred net income of $634,000 on the change in fair value of the warrant liability, compared to a net expense of $89,000 for the six month period ended October 1, 2010.

We realized a net loss for the second quarter of fiscal 2012 of approximately $254,000 ($0.01 per share), as compared to a net loss of $398,000 ($0.02 per share) in the second quarter of fiscal 2011, an improvement of approximately $144,000.  This improvement for the quarter is primarily attributable to the fair value warrant adjustment of $285,000, offset by an increase in loss from operations.

Net loss for the six month period ended September 30, 2011 was $236,000 ($0.01 per share), as compared to a net loss of $671,000 ($0.03 per share) for the comparable prior year periods, a decrease in loss of approximately $435,000.  This improvement is primarily attributable to the fair value warrant adjustment of $723,000 and additional $1.1 million gross profit on $3.2 million higher revenue, offset by an increase in operating expenses of approximately $1.5 million.  We have invested a significant portion of the additional gross profit in operating expenses like R&D and sales & marketing.

Fluctuation in Operating Results

Our operating results may fluctuate from period to period and will depend on numerous factors, including, but not limited to, customer demand and market acceptance of our products, new product introductions, product obsolescence, component price fluctuation, manufacturing inefficiencies, varying product mix, and other factors.  If demand does not meet our expectations in any given quarter, the sales shortfall may result in an increased impact on operating results due to our inability to adjust operating expenditures quickly enough to compensate for such shortfall.  Our result of operations could be materially adversely affected by changes in economic conditions, governmental or customer spending patterns for the markets we serve. The current turbulence in the global financial markets and its potential impact on global demand for our customers’ products and their ability to finance capital expenditures could materially affect our operating results.  In addition, any significant reduction in defense spending as a result of a change in governmental spending patterns could reduce demand for our product sold into the military market.

Liquidity and Capital Resources

At September 30, 2011, we had cash and cash equivalents of $3.8 million, a decrease of $896,000 from the March 31, 2011 balance of $4.7 million.  The lower balance for the six month period is attributable to cash used in operating activities of $522,000, investing activities of $8,000 and financing activities of $366,000.

Operating Activities
The decrease of $522,000 in cash resulting from operating activities for the six months ended September 30, 2011 was primarily attributable to net cash provided by operations of $588,000, offset by net cash used for operating assets and liabilities of $1.1 million, mostly driven by an increase in net accounts receivable of $916,000.   Cash provided by operations of $588,000 resulted from $1.5 million in depreciation, amortization and stock-based compensation expense, offset by $634,000 for the change in warrant liability fair value and a net loss of $236,000.

Investing Activities
We used $8,000 in investing activities including capital expenditures of $406,000 and patent expenditures of $102,000, offset by the change in restricted cash of $500,000.  The compensatory cash requirement was eliminated in the 5th amendment to the loan agreement with PrivateBank.

Financing Activities
For the six-months ended September 30, 2011, we used $366,000 for financing activities, comprised primarily of payments on related parties’ loans ($450,000) and on the MEDC and MSF loans ($253,000), offset by net proceeds on the renewal of the bank term loan of $312,000 and proceeds from the exercise of stock options of $25,000.

Off-Balance Sheet Arrangements
We identify and disclose all significant off balance sheet arrangements and related party transactions.  API does not utilize special purpose entities or have any known financial relationships with other companies’ special purpose entities.

Operating Leases
We enter into operating leases where the economic climate is favorable. The liquidity impact of operating leases is not material.

Purchase Commitments
We have purchase commitments for materials, supplies, services, and property, plant and equipment as part of the normal course of business. Commitments to purchase inventory at above-market prices have been reserved. Certain supply contracts may contain penalty provisions for early termination. Based on current expectations, we do not believe that it is reasonably likely to incur any material amount of penalties under these contracts.

Other Contractual Obligations
We do not have material financial guarantees that are reasonably likely to affect liquidity.

We believe that existing cash and cash equivalents and cash flow from future operations, in conjunction with the current amended credit facility will be sufficient to fund our anticipated cash needs at least for the next twelve months. However, we may require additional financing to fund our operations in the future and there can be no assurance that additional funds will be available, especially if we experience operating results below expectations, or, if financing is available, there can be no assurance as to the terms on which funds might be available. If adequate financing is not available as required, or is not available on favorable terms, our business, financial position and results of operations will be adversely affected.

Recent Pronouncements and Accounting Changes
In September 2011, the FASB issued updated guidance that modifies the manner in which the two-step impairment test of goodwill is applied.  Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less that its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test prescribed by existing standards.

The updated guidance is effective for the first quarter of our fiscal year ended March 31, 2013.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At September 30, 2011, most of our interest rate exposure is linked to the prime rate, subject to certain limitations, offset by cash investments indexed to the prime rate. As such, we are at risk to the extent of changes in the prime rate and we do not believe that moderate changes in the prime rate will materially affect our operating results or financial condition.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officers (the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act)) as of the end of the period covered by this quarterly report and believe that our disclosure controls and procedures are effective based on the required evaluation.

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that has materially affected or is reasonably likely to materially affect our internal controls.

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

Item 5. Other Information

               None

Item 6.  Exhibits and Reports on Form 8-K (including those incorporated by reference)

           The following documents are filed as Exhibits to this report:

Exhibit No.

10.1
Employment Agreement dated August 19, 2011, between Advanced Photonix, Inc. and Jeffrey Anderson – incorporated by reference to Exhibit 10.1 to the Registrant's August 19, 2011 Current Report on Form 8-K

10.2	Employment Agreement dated August 19, 2011, between Advanced Photonix, Inc. and Richard Kurtz – incorporated by reference to Exhibit 10.2 to the Registrant's August 19, 2011 Current Report on Form 8-K
10.3	Employment Agreement dated August 19, 2011, between Advanced Photonix, Inc. and Robin Risser – incorporated by reference to Exhibit 10.3 to the Registrant's August 19, 2011 Current Report on Form 8-K
10.4
Employment Agreement dated August 19, 2011, between Advanced Photonix, Inc. and Steven Williamson – incorporated by reference to Exhibit 10.4 to the Registrant's August 19, 2011 Current Report on Form 8-K

10.5
Fifth Amendment dated September 23, 2011 to the Loan Agreement between Advanced Photonix, Inc. and The PrivateBank and Trust Company – incorporated by reference to Exhibit 10.1 to the Registrant's September 26, 2011 Current Report on Form 8-K

10.6
Amendment dated September 23, 2011 to the Promissory Note (Term Loan – Prime) by Advanced Photonix, Inc. executed in favor of The PrivateBank and Trust Company – incorporated by reference to Exhibit 10.2 to the Registrant's September 26, 2011 Current Report on Form 8-K

10.7
Amendment dated September 23, 2011 to the Promissory Note (Line of Credit – Prime) by Advanced Photonix, Inc. executed in favor of The PrivateBank and Trust Company – incorporated by reference to Exhibit 10.3 to the Registrant's September 26, 2011 Current Report on Form 8-K

31.1	Certificate of the Registrant’s Chief Executive Officer, and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certificate of the Registrant’s Chief Financial Officer, and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Label
101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Photonix, Inc.
    (Registrant)

November 14, 2011

/s/ Richard Kurtz
Richard Kurtz
Chairman of the Board, Chief Executive Officer, President
and Director

/s/ Jeff Anderson
Jeff Anderson
Chief Financial Officer