Form 10-Q
period 2011-12-30
ADVANCED PHOTONIX INC
filed 2012-02-13
CIK 869986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2011
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
       YES ☐                                    NO ☑

As of February 9, 2012, there were 30,968,716 shares of Class A Common Stock, $.001 par value, outstanding.

Advanced Photonix, Inc.
Form 10-Q
For the Quarter Ended December 30, 2011

PART I -- FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Advanced Photonix, Inc.
Condensed Consolidated Balance Sheets

	December 30, 2011 (Unaudited)	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,621,000	$4,744,000
Restricted cash	--	500,000
Accounts receivable, net	3,922,000	4,587,000
Inventories	4,324,000	4,775,000
Prepaid expenses and other current assets	402,000	349,000
Total current assets	12,269,000	14,955,000
Equipment and leasehold improvements, net	3,467,000	3,730,000
Goodwill	4,579,000	4,579,000
Intangibles and patents, net	4,844,000	5,713,000
Other assets	266,000	275,000
Total Assets	$25,425,000	$29,252,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$763,000	$2,098,000
Accrued compensation	808,000	953,000
Accrued interest	12,000	28,000
Accrued warrant liability	--	389,000
Other accrued expenses	933,000	905,000
Current portion of long-term debt - related parties	726,000	675,000
Current portion of long-term debt - bank term loan	958,000	687,000
Current portion of long-term debt - bank line of credit	--	494,000
Current portion of long-term debt – MEDC/MSF	482,000	511,000
Total current liabilities	4,682,000	6,740,000
Long-term debt, less current portion – related parties	--	500,000
Long-term debt, less current portion – MEDC/MSF	1,064,000	1,460,000
Long-term portion of warrant liability	13,000	343,000
Total liabilities	5,759,000	9,043,000

Commitments and contingencies Shareholders' equity:
Class A Common Stock, $.001 par value, 100,000,000 authorized; December 30, 2011 – 30,968,716 shares issued and outstanding, March 31, 2011 – 30,679,046 shares issued and outstanding	31,000	31,000
Additional paid-in capital	58,396,000	57,891,000
Accumulated deficit	(38,761,000)	(37,713,000)
Total shareholders' equity	19,666,000	20,209,000
Total Liabilities and Shareholders’ Equity	$25,425,000	$29,252,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
Sales, net	$6,518,000	$7,720,000	$22,991,000	$20,972,000
Cost of products sold	3,828,000	4,636,000	13,356,000	12,068,000
Gross profit	2,690,000	3,084,000	9,635,000	8,904,000

Operating expenses:
Research, development and engineering	1,660,000	1,362,000	5,066,000	3,953,000
Sales and marketing	484,000	455,000	1,664,000	1,352,000
General and administrative	1,062,000	1,028,000	3,521,000	2,992,000
Amortization expense	344,000	409,000	1,028,000	1,223,000
Total operating expenses	3,550,000	3,254,000	11,279,000	9,520,000
Loss from operations	(860,000)	(170,000)	(1,644,000)	(616,000)

Other income (expense):
Interest income	1,000	--	5,000	2,000
Interest expense	(30,000)	(50,000)	(93,000)	(156,000)
Interest expense, related parties	(10,000)	(15,000)	(38,000)	(45,000)
Change in fair value of warrant liability	84,000	(97,000)	719,000	(186,000)
Loss on debt extinguishment	--	(318,000)	--	(318,000)
Other income/(expense)	3,000	1,000	3,000	(1,000)

Net loss	$(812,000)	$(649,000)	$(1,048,000)	$(1,320,000)

Basic & diluted loss per share	$(0.03)	$(0.03)	$(0.03)	$(0.05)
Weighted average common shares outstanding
Basic & diluted	30,972,000	25,908,000	30,828,000	25,410,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 30, 2011	December 31, 2010
Cash flows from operating activities:
Net loss	$(1,048,000)	$(1,320,000)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	806,000	707,000
Amortization	1,028,000	1,223,000
Stock based compensation expense	480,000	158,000
Change in fair value of warrant liability	(719,000)	186,000
Loss on debt extinguishment	--	318,000
Changes in operating assets and liabilities:
Accounts receivable – net	665,000	(1,507,000)
Inventories	451,000	(1,119,000)
Prepaid expenses and other assets	(44,000)	(245,000)
Accounts payable and accrued expenses	(1,468,000)	1,904,000
Net cash provided by operating activities	151,000	305,000

Cash flows from investing activities:
Capital expenditures	(543,000)	(937,000)
Change in restricted cash	500,000	--
Patent expenditures	(159,000)	(216,000)
Net cash used in investing activities	(202,000)	(1,153,000)

Cash flows from financing activities:
Proceeds on bank line of credit	--	600,000
Payments on bank line of credit	(494,000)	--
Proceeds on bank term loan	998,000	--
Payments on bank term loan	(727,000)	(325,000)
Payments on MEDC/MSF term loan	(425,000)	(129,000)
Payments on related parties debt	(449,000)	(151,000)
Proceeds from issuance of common stock	--	279,000
Proceeds from exercise of stock options	25,000	--
Net cash provided by (used in) financing activities	(1,072,000)	274,000
Net decrease in cash and cash equivalents	(1,123,000)	(574,000)
Cash and cash equivalents at beginning of period	4,744,000	1,762,000
Cash and cash equivalents at end of period	$3,621,000	$1,188,000

Supplemental disclosure of cash flow information:	December 30, 2011	December 31, 2010
Cash paid for income taxes	$--	$--
Cash paid for interest	$146,000	$223,000
Non-cash financing activities:
Conversion of accrued MEDC loan interest to common stock	$--	$562,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Notes to Condensed Consolidated Financial Statements
December 30, 2011

Note 1.   Basis of Presentation

Business Description

General – Advanced Photonix, Inc. ® (the Company, we or API), was incorporated under the laws of the State of Delaware in June 1988.  The Company is a leading supplier of optoelectronic semiconductors which are packaged into components, sub-systems and full systems for high-speed optical receivers (HSOR), custom optoelectronic products and Terahertz (THz) instrumentation, serving a variety of global markets.  The Company supports the customers from the initial concept and design phase of the product, through testing to full-scale production.  The Company has two manufacturing facilities located in Camarillo, California and Ann Arbor, Michigan.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, Silicon Sensors Inc. (“SSI”) and Picometrix, LLC (“Picometrix”). The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included.  Operating results for the three-month and nine-month periods ended December 30, 2011 are not necessarily indicative of the results that may be expected for the balance of the fiscal year ending March 31, 2012.

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

Note 2.  Recent Pronouncements and Accounting Changes

In September 2011, the FASB issued updated guidance that modifies the manner in which the two-step impairment test of goodwill is applied.  Under the amendments in this update, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test prescribed by existing standards.

The updated guidance is effective for the first quarter of our fiscal year ended March 31, 2013.  The adoption of this guidance is not expected to have a material effect on the Company’s results of operations, financial position or liquidity.

Note 3.  Share-Based Compensation

The Company has three stock equity plans:  The 1997 Employee Stock Option Plan, the 2000 Stock Option Plan and the 2007 Equity Incentive Plan.  As of December 30, 2011, no additional awards may be issued under either the 1997 Employee Stock Option Plan or the 2000 Stock Option Plan.  There are 2,500,000 shares authorized for issuance under the 2007 Equity Incentive Plan, with 573,015 shares remaining available for future grant.

Options and restricted stock awards may be granted to employees, officers, directors and consultants.  Options typically vest over a period of one to four years and are exercisable up to ten years from the date of issuance.   The option exercise price equals the stock’s market price on the date of grant.  Restricted stock awards typically vest over a period of six months to four years, and the shares subject to such awards are generally not transferrable until the awards vest.

The following table summarizes information regarding options outstanding and options exercisable at each of the quarterly periods through the nine months ended December 31, 2010 and December 30, 2011, respectively, and the changes during the periods then ended:

	Number of Options Outstanding (000’s)	Weighted Average Exercise Price per Share	Number of Shares Exercisable (000’s)	Weighted Average Exercise Price per Share
Balance as of March 31, 2010	2,604	$1.85	2,402	$1.89
Granted	156	$0.44
Exercised	--	$--
Expired	(27)	$1.61
Balance as of July 2, 2010	2,733	$1.78	2,438	$1.89
Granted	8	$2.56
Exercised	--	$--
Expired	(350)	$3.19
Balance as of October 1, 2010	2,391	$1.57	2,117	$1.67
Granted	25	$1.01
Exercised	--	$--
Expired	(21)	$0.79
Balance as of December 31, 2010	2,395	$1.57	2,167	$1.65
Vested & expected to Vest, December 31, 2010	2,305	$1.57

	Number of Options Outstanding (000’s)	Weighted Average Exercise Price per Share	Number of Shares Exercisable (000’s)	Weighted Average Exercise Price per Share
Balance as of March 31, 2011	2,161	$1.65	1,933	$1.74
Granted	368	$1.52
Exercised	(16)	$0.57
Expired	(37)	$1.69
Balance as of July 1, 2011	2,476	$1.64	1,980	$1.72
Granted	160	$0.95
Exercised	(27)	$0.83
Expired	--	$--
Balance as of September 30, 2011	2,609	$1.60	1,972	$1.74
Granted	--	--
Exercised	--	--
Expired	--	--
Balance as of December 30, 2011	2,609	$1.60	2,347	$1.70
Vested & expected to Vest, December 30, 2011	2,531	$1.60

Information regarding stock options outstanding as of December 30, 2011 is as follows:

		Options Outstanding
Price Range	Shares (in 000s)	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.44 - $1.00	798	$0.73	8.10
$1.25 - $2.50	1,498	$1.82	4.90
$2.56 - $5.34	313	$2.83	3.75

		Options Exercisable
Price Range	Shares (in 000s)	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.44 - $1.00	535	$0.69	7.56
$1.25 - $2.50	1,499	$1.82	5.00
$2.56 - $5.34	313	$2.83	3.75

The intrinsic value of options exercised during the three and nine month periods ended December 30, 2011 was zero and $21,132, respectively. The intrinsic value of options exercised during the three and nine month periods ended December 31, 2010 was zero for both periods.

During fiscal 2011 and fiscal 2012, restricted shares were issued to certain individuals. The restricted share transactions are summarized below:

	Shares (000’s)	Weighted Average Grant Date Fair Value Per Share
Unvested, March 31, 2010	25	$0.63
Granted	70	$0.44
Vested	(25)	$0.63
Expired	--	--
Unvested, July 2, 2010	70	$0.44
Granted	169	$0.67
Vested	--	--
Expired	--	--
Unvested, October 1, 2010	239	$0.60
Granted	--	--
Vested	--	--
Expired	--	--
Unvested, December 31, 2010	239	$0.60

	Shares (000’s)	Weighted Average Grant Date Fair Value Per Share
Unvested, March 31, 2011	70	$0.44
Granted	55	$1.51
Vested	(70)	$0.44
Expired	--	--
Unvested, July 1, 2011	55	$1.51
Granted	198	$0.98
Vested	--	--
Expired	--	--
Unvested, September 30, 2011	253	$1.10
Granted	--	--
Vested	(55)	$1.51
Expired	--	--
Unvested, December 30, 2011	198	$0.98

The Company estimates the fair value of stock-based awards utilizing the Black-Scholes pricing model for stock options and using the intrinsic value for restricted stock. The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period. The Black-Scholes fair value calculations involve significant judgments, assumptions, estimates and complexities that impact the amount of compensation expense to be recorded in current and future periods. The factors include:

●
The time period that option awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s short-cut approach pursuant to SAB No. 107, “Disclosure About Fair Value of Financial Statements”. The expected term assumption for awards issued during the nine month periods ended December 30, 2011 and December 31, 2010 was 6.3 years. As additional evidence develops from the employee’s stock trading history, the expected term assumption will be refined to capture the relevant trends.

●
The future volatility of the Company’s stock has been estimated based on the weekly stock price from the acquisition date of Picometrix LLC (May 2, 2005) to the date of the latest stock grant. The expected volatility assumption for awards issued during the nine month periods ending December 30, 2011 and December 31, 2010 averaged 67% and 65%, respectively. As additional evidence develops, the future volatility estimate will be refined to capture the relevant trends.

●
A dividend yield of zero has been assumed for awards issued during the nine month periods ended December 30, 2011 and December 31, 2010, based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.

●
The Company has based its risk-free interest rate assumption for awards issued during the nine month periods ended December 30, 2011 and December 31, 2010 on the implied yield available on U.S. Treasury issues with an equivalent expected term, which averaged 1.7% and 2.0% during the respective periods.

●
The forfeiture rate, for awards issued during the nine month periods ended December 30, 2011 and December 31, 2010, was approximately 17.0% and 26.0%, respectively, and was based on the Company’s actual historical forfeiture history.

The Company’s stock-based compensation expense is classified in the table below:

	Three months ended		Nine month ended
	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
Cost of Products Sold	$23,000	$5,000	$52,000	$12,000
Research and Development expense	69,000	12,000	155,000	27,000
General and Administrative expense	133,000	65,000	249,000	110,000
Sales and Marketing expense	10,000	2,000	24,000	9,000
Total Stock Based Compensation	$235,000	$84,000	$480,000	$158,000

At December 30, 2011, the total stock-based compensation expense related to unvested stock options and restricted shares granted to employees and independent directors under the Company’s stock option plans but not yet recognized was approximately $217,000. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 2.9 years and will be adjusted for subsequent changes in estimated forfeitures.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  We have never experienced any losses related to these balances.  All of the Company’s non-interest bearing cash balances were fully insured at December 30, 2011 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012.  Under the program, there is no limit to the amount of insurance for eligible accounts.  Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

Accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Any unanticipated change in the customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. As of December 30, 2011, one customer individually comprised 10% or more of accounts receivable (10.1% of total accounts receivable).  As of March 31, 2011, two customers individually comprised 10% or more of accounts receivable (combining for 42.1% of total accounts receivable).  The allowance for doubtful account balance was $47,000 on December 30, 2011 and on March 31, 2011.

Note 5.  Detail of Certain Asset Accounts

Cash and Cash Equivalents - The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Compensating Cash Balance - The Company’s credit facility with The PrivateBank and Trust Company had a minimum compensating balance requirement of $500,000.  As described below in Note 6, on September 23, 2011 the Company entered into a fifth amendment to its credit facility with The PrivateBank and Trust Company which, among other things, eliminated the minimum compensating balance requirement, and as such no restricted cash was shown on the balance sheet as of December 30, 2011.

Inventories - Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (on a first in, first out method) or market. Inventories consist of the following at December 30, 2011 and March 31, 2011:

	December 30, 2011	March 31, 2011
Raw material	$3,038,000	$3,204,000
Work-in-process	737,000	1,214,000
Finished products	549,000	357,000
Inventories, net	$4,324,000	$4,775,000

Slow moving and obsolete inventories are reviewed throughout the year to assess whether a cost adjustment is required. Our review of slow moving and obsolete inventory begins with a listing of all inventory items which have not moved regularly within the past 12 months.  In addition, any residual inventory, which is customer specific and remaining on hand at the time of contract completion, is included in the list. The complete list of slow moving and obsolete inventory is then reviewed by the production, engineering and/or purchasing departments to identify items that can be utilized in the near future. These items are then excluded from the analysis and the remaining amount of slow-moving and obsolete inventory is then further assessed and a write down is recorded when warranted. Additionally, non-cancelable open purchase orders for parts we are obligated to purchase where demand has been reduced may also be reserved. Impairments for open purchase orders where the market price is lower than the purchase order price are also recorded. The impairments established for excess, slow moving, and obsolete inventory create a new cost basis for those items.  The cost basis of these parts is not subsequently increased if the circumstances which led to the impairment change in the future.  If a product that had previously been impaired is subsequently sold, the amount of reduced cost basis is reflected as cost of goods sold.

Intangible Assets - Intangible assets that have definite lives consist of the following (dollars in thousands):

	Weighted Average	December 30, 2011
	Lives in Years	Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net
Customer list	15	Straight Line	$475	$369	$106
Trademarks	15	Cash Flow	2,270	912	1,358
Technology	10	Cash Flow	10,950	8,742	2,208
Patents pending			682	--	682
Patents	10	Straight Line	716	226	490
Total Intangibles			$15,093	$10,249	$4,844

	Weighted Average	March 31, 2011
	Lives in Years	Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net
Customer list	15	Straight Line	$475	$360	$115
Trademarks	15	Cash Flow	2,270	798	1,472
Technology	10	Cash Flow	10,950	7,886	3,064
Patents pending			619	--	619
Patents	10	Straight Line	620	177	443
Total Intangibles			$14,934	$9,221	$5,713

Amortization expense for the nine-month periods ended December 30, 2011 and December 31, 2010 was approximately $1.0 million and $1.2 million, respectively.  The current patents held by the Company have remaining useful lives ranging from 1 year to 17 years.

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

Assuming no impairment to the intangible value, future amortization expense for intangible assets and patents, excluding patents pending, are as follows by fiscal year (in thousands):

Intangible Assets and Patents
Remainder of 2012	$342
2013	1,154
2014	967
2015	623
2016	401
2017 & after	675
Total	$4,162

Patent pending costs of $682,000 are not included in the future amortization chart above.  These costs will be amortized beginning the month the patents are granted.

Note 6.  Debt

Total outstanding debt of the Company as of December 30, 2011 and March 31, 2011 consisted of the following (in thousands):

	December 30, 2011	March 31, 2011
Bank term loan	$958	$687
Bank line of credit	--	494
MEDC/MSF loans	1,546	1,971
Debt to Related Parties	726	1,175
Total	$3,230	$4,327

Bank Debt –On September 25, 2008, the Company executed a loan agreement (the Loan Agreement) with The PrivateBank and Trust Company (The PrivateBank).  The Loan Agreement provided the Company with a term loan and a $3.0 million line of credit.  In particular, on September 23, 2011, the Company entered into a fifth amendment to the Loan Agreement (the Fifth Amendment) which established a $1.0 million term loan and extended the existing $3.0 million line of credit. The term loan was to be repaid in monthly principal payments of $20,833, plus interest at prime plus 0.5%, until maturity on October 1, 2015.  The interest rate on the term loan on December 30, 2011 was 3.75%.  The line of credit incurred interest at prime plus 0.5% and any outstanding borrowings were due on September 25, 2014.  The availability under the line of credit was determined by a calculation of a borrowing base that includes a percentage of accounts receivable and inventory.

The line of credit was guaranteed by each of API’s wholly-owned subsidiaries and the term loan was secured by a Security Agreement among API, its subsidiaries and The PrivateBank, pursuant to which API and its subsidiaries granted to The PrivateBank a first-priority security interest in certain described assets.

The Loan Agreement contained financial covenants including minimum Debt Service Coverage ratio, Adjusted EBITDA level, and Net Worth requirements (each as defined in the Loan Agreement).

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

Interest payments made to The PrivateBank during the nine month periods ended December 30, 2011 and December 31, 2010 were approximately $42,000 and $88,000, respectively.

On January 31, 2012, the Company and Picometrix entered into a loan and security agreement (and such other documents which constitute the SVB Loan Agreement) with Silicon Valley Bank (SVB) and terminated the Loan Agreement with The PrivateBank by paying off the outstanding term loan.  The terms of the SVB Loan Agreement provide for a $5 million line of credit with a $3 million Export-Import (EX-IM) sublimit at an interest rate that ranges from prime plus 50 basis points on up to prime plus 375 basis points depending on the Company’s liquidity ratio and adjusted six month rolling EBITDA as defined in the SVB Loan Agreement.   The SVB Loan Agreement contains a covenant for an initial minimum six month rolling adjusted EBITDA of negative $1,250,000 which reduces over time to $1 as of April, 2013.  There is also a minimum liquidity ratio of 2.25 based on outstanding cash, receivables and debt as defined in the agreement.   Using the financial condition of the Company as of December 30, 2011 and the related historical EBITDA, the Company  would pay an interest rate of prime plus 50 basis points on the SVB Loan Agreement line of credit, the same rate as it previously  incurred under The PrivateBank Loan Agreement.  The amount that can be drawn on the line of credit is subject to a formula based on the outstanding receivables and inventory of the Company.   In addition, the SVB Loan Agreement provides for a $1 million term loan with principal payable over three years in equal installments and interest at a rate ranging from prime plus 100 basis points to prime plus 425 basis points dependent on the Company’s liquidity ratio and adjusted six month rolling EBITDA as defined in the SVB Loan Agreement.

The EX-IM line of credit with SVB is guaranteed by API and Picometrix and all borrowings under the SVB Loan Agreement are secured by a first priority security interest that each of API and Picometrix granted to SVB over substantially all their respective assets.  The Company was in compliance with the related liquidity and adjusted EBITDA covenant with SVB as of the closing.  The term of the SVB loan agreement is two years and can be renewed annually by mutual consent.

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

Interest payments made to the MEDC/MSF were approximately $58,000 and $90,000 during the nine month periods ended December 30, 2011 and December 31, 2010, respectively.

Debt to Related Parties - As a result of the 2005 acquisition of Picotronix LLC, the Company issued four year promissory notes (the Picometrix Notes) to Robin Risser, the Company’s COO, and Steve Williamson, the Company’s CTO (collectively, the Note Holders) in the aggregate principal amount of $2,900,500.  API had the option of prepaying the Picometrix Notes without penalty. The maturity date of the Picometrix Notes was subsequently extended in a series of amendments.  In particular, on November 29, 2010, the Company and the Note Holders entered into the fifth amendment to the Picometrix Notes (the Fifth Note Amendment). The Fifth Amendment required the Company to pay the Note Holders a restructuring fee of $156,312 (11%) and extended the due dates for the remaining principal balance payments on the Picometrix Notes (in the aggregate amount of $1,400,500) to September 1, 2012 per the payment schedule below:

Payment Date	Principal Payment
December 1, 2010	$150,000
March 1, 2011	$75,000
June 1, 2011	$75,000
September 1, 2011	$150,000
December 1, 2011	$225,000
March 1, 2012	$225,000
June 1, 2012	$225,000
September 1, 2012	$275,500

As part of the Fifth Note Amendment, the interest rate on the Picometrix Notes was increased from prime plus 1% to prime plus 2% (5.25% at December 30, 2011), and interest was to be paid quarterly through the maturity date.  The balance outstanding under the Picometrix Notes was $725,500 at December 30, 2011.  The Company received Board approval to pay both the September 1, 2011 and December 1, 2011 principal payments on September 1, 2011.  The Picometrix Notes are secured by all of the intellectual property of Picometrix.

Interest payments made to Related Parties during the nine month periods ended December 30, 2011 and December 31, 2010 were approximately $44,000 and $45,000, respectively.

In conjunction with the Fifth Note Amendment, on November 15, 2010, the Company and the Note Holders entered into a security purchase agreement (the SPA), which was subsequently amended and restated on November 29, 2010.  Pursuant to the terms of the SPA,  the Company issued the Note Holders 66,799 Units comprised of (i) 66,799 shares of Class A Common Stock and (ii) warrants (the 2010 Warrants) to purchase an aggregate of 267,196 shares of Class A Common Stock at an exercise price of $1.404 per share. While the exercise price of the 2010 Warrants is subject to adjustment in certain circumstances, such adjustment cannot reduce the exercise price below $1.17 per share.

The Company performed an assessment of the Fifth Note Amendment in the third quarter of fiscal 2011 and determined that the Fifth Note Amendment constituted a “substantial modification” in accordance with FASB guidance as the present value of future cash flows under the terms of the Fifth Amendment, combined with the fair value of the consideration given as part of the SPA, was more than 10% different than the present value of cash flows under the prior amendment to the Picometrix Notes.  As a result, the Company recorded a loss on debt extinguishment of $317,725 during the third quarter of fiscal 2011, which is equal to the $156,312 restructuring fee and the fair value of the warrants issued in conjunction with the SPA which was $161,413 at November 30, 2010.  See Note 7 to the Consolidated Financial Statements for additional information on the Warrants.

Note 7.  Stockholders’ Equity

Warrants

At March 31, 2011, the Company had the following warrants outstanding and exercisable:

	Shares (000’s)	Exercise Price
Convertible Note – 2nd Tranche *	713	$1.7000
2007 Warrants	630	$1.7900
2010 Warrants	267	$1.4040
Total	1,610

At December 30, 2011, the Company had the following warrants outstanding and exercisable:

	Shares (000’s)	Exercise Price
2007 Warrants	630	$1.7900
2010 Warrants	267	$1.4040
Total	897
* Expired on September 20, 2011

In fiscal years 2005 and 2006, warrants (the Convertible Note Warrants) were issued in connection the issuance of convertible debt.  The convertible debt has all been subsequently converted into Class A Common Stock.  The Convertible Note Warrants were issued in two tranches with the final 712,682 shares expired September 20, 2011.

On September 14, 2007, the Company completed a private placement (the 2007 Offering). Each unit sold by the Company in the 2007 Offering consisted of four (4) shares of the Company’s Class A Common Stock, par value $0.001 per share (the 2007 Offering Shares) and one (1) five year warrant exercisable for one share of Class A Common Stock at an exercise price of $1.85 each a 2007 Warrant. The Company sold a total of 741,332 units consisting of 2,965,332 2007 Offering Shares and 741,332 2007 Warrants, of which 33,000 units consisting of 132,000 2007 Offering Shares and 33,000 2007 Warrants were to related parties at the prevailing closing stock price of $1.83 per share, for an aggregate purchase price of $4.5 million.  The offer and sale of the 2007 Offering Shares and 2007 Warrants were made pursuant to Rule 506 promulgated pursuant to the Securities Act and each of the investors was an accredited investor as defined by Rule 501 promulgated pursuant to the Securities Act.  The exercise price for the 2007 Warrants is subject to adjustment based on a formula contained in the Private Placement agreement, if Class A Common Stock is issued in the future below the $1.85 exercise price.  The exercise price was reduced to $1.79 in June 2010 as a result of the issuance of Class A Common Stock to the MEDC and MSF at a price of $0.54 per share.  In addition, the number of warrants increased by 24,095 as a result of the change in exercise price.  Future adjustments cannot reduce the exercise price below $1.79.

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

The fair value of the 2010 Warrants was approximately $13,000 at December 30, 2011 and $732,000 at March 31, 2011.  Since the Convertible Note Warrants expired on September 20, 2011, these warrants did not have a fair value at December 30, 2011.  During the three and nine month periods ended December 30, 2011, the Company recorded other income of $84,000 and $719,000, respectively, for the change in fair value of the warrant liability.  During the three and nine month periods ended December 31, 2010, the Company recorded other expense of $97,000 and $186,000, respectively, for the change in fair value of the warrant liability.

The fair value of the warrants was estimated using the Monte Carlo option pricing model using the following assumptions:

	December 30, 2011	December 31, 2010
Expected term (in years)	3.9	0.7 – 4.9
Volatility	72.2%	50.64% - 65.49%
Expected dividend	--	--
Risk-free interest rate	2.0%	0.83% - 1.16%

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

The following chart represents the activity in the Company’s Level 3 warrants during the nine months ended December 30, 2011 and December 31, 2010.

	For Periods Ended
	December 30, 2011	December 31, 2010
Level 3 Warrants, beginning of period	$732,000	$112,000
Transfer to Additional Paid in Capital	--	(32,000)
Addition – Related Party Warrants, initial fair value	--	161,000
Change in fair value of warrant liability	(719,000)	186,000
Level 3 Warrants, end of period	$13,000	$427,000

Preferred Stock
In prior Annual Reports on Form 10-K and Quarterly Reports on Form10-Q, the Company showed 40,000 shares of Class A convertible preferred stock outstanding on the Balance Sheet at zero value.  After a review of historical conversion detail, it was determined that these 40,000 shares were in fact converted to Class A Common Stock and should not be shown as a separate line item in Shareholders’ Equity.  In the Company’s Quarterly Report on Form10-Q for the period ended December 30, 2011, this line was removed.

Note 8. Earnings Per Share

The Company’s net earnings per share calculations are in accordance with FASB ASC 260-10.  Accordingly, basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares outstanding for each year.  The calculation of loss per share is as follows:

	Three months ended		Nine months ended
Basic and Diluted	December 30, 2011	December 31, 2010	December 30, 2011	December 31, 2010
Weighted Average Basic Shares Outstanding	30,972,000	25,908,000	30,828,000	25,410,000
Dilutive effect of Stock Options and Warrants	--	--	--	--
Weighted Average Diluted Shares Outstanding	30,972,000	25,908,000	30,828,000	25,410,000
Net loss	$(812,000)	$(649,000)	$(1,048,000)	$(1,320,000)
Basic & diluted loss per share	$(0.03)	$(0.03)	$(0.03)	$(0.05)

The dilutive effect of stock options for the three-month and nine-month periods ended December 30, 2011 and December 31, 2010 was not included in the calculation of diluted loss per share because to do so would have had an anti-dilutive effect as the Company had a net loss for the period. As of December 30, 2011, the number of anti-dilutive shares excluded from diluted earnings per share totaled approximately 2.7 million shares, which includes approximately 897,000 anti-dilutive warrants.

Note 9.  Fair Value of Financial Instruments

The carrying value of all financial instruments potentially subject to valuation risk (principally consisting of cash equivalents, accounts receivable, accounts payable, and debt) approximates the fair value based upon the short-term nature of these instruments, and in the case of debt, the prevailing interest rates available to the Company.

Note 10.  Subsequent Event

As discussed in Note 6, the Company entered into the SVB Loan Agreement with SVB and terminated the previous Loan Agreement with The PrivateBank by paying off the outstanding term loan.  The terms of the SVB Loan Agreement provide for a $5 million line of credit with a $3 million Export-Import (EX-IM) sublimit at an interest rate that ranges from prime plus 50 basis points on up to prime plus 375 basis points depending on the Company’s liquidity ratio and adjusted six month rolling EBITDA as defined in the agreement.   The SVB Loan Agreement contains a covenant for an initial minimum six month rolling adjusted EBITDA of negative $1,250,000 which reduces over time to $1 as of April, 2013.  There is also a minimum liquidity ratio of 2.25 based on outstanding cash, receivables and debt as defined in the agreement.   Using the financial condition of the Company as of December 30, 2011 and the related historical EBITDA, the Company  would pay an interest rate of prime plus 50 basis points on the SVB Loan Agreement line of credit, the same rate as it previously incurred under The PrivateBank Loan Agreement.  The amount that can be drawn on the line of credit is subject to a formula based on the outstanding receivables and inventory of the Company.   In addition, the SVB Loan Agreement provides for a $1 million term loan with principal payable over three years in equal installments and interest at a rate ranging from prime plus 100 basis points to prime plus 425 basis points dependent on the Company’s liquidity ratio and adjusted six month rolling EBITDA as defined in the SVB Loan Agreement.

The EX-IM line of credit with SVB is guaranteed by API and Picometrix, and all borrowings under the SVB Loan Agreement are secured by first priority security interest that each of API and Picometrix granted to SVB over substantially all their respective assets.  The Company was in compliance with the related liquidity and adjusted EBITDA covenant with SVB as of the closing.  The term of the SVB loan agreement is two years and can be renewed annually by mutual consent.

Pursuant to the terms of the SVB Loan Agreement, on January 31, 2012, $728,735 of the proceeds of the term loan were used to repay all indebtedness owed to the Note Holders under the Picometrix Notes, which were initially issued on May 2, 2005 in the aggregate principal amount of $2,900,500 and scheduled to mature on September 1, 2012. Interest on the Picometrix Notes accrued at a rate of Prime (as defined in the Picometrix Notes) plus 2.0%, and the Company was required to pay interest quarterly through the maturity date.

The Company was permitted to prepay the outstanding indebtedness under the PrivateBank Loan Agreement and Picometrix Notes without penalty.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Certain statements contained in this Management’s Discussion and Analysis (MD&A), including, without limitation, statements containing the words “may,” “will,” “can,” “anticipate,” “believe,” “plan,” “estimate,” “continue,” and similar expressions constitute “forward-looking statements.” These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks described in the Risk Factors sections of our Annual Report on Form 10-K for the period ended March 31, 2011 (the 2011 Form 10-K) and elsewhere in this filing. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report. The following discussion should be read in conjunction with the Risk Factors as well as our financial statements and the related notes.

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

We do not provide price protection or a general right of return.  Our return policy only permits product returns for warranty and non-warranty repair or replacement and requires pre-authorization by us prior to the return. Credit or discounts, which have been historically insignificant, may be given at our discretion and are recorded when and if determined.

We predominantly sell directly to original equipment manufacturers with a direct sales force.  We sell in limited circumstances through distributors. Sales through distributors represent approximately 10% of total revenue for the nine months ended December 30, 2011.  Significant terms and conditions of distributor agreements include FOB source, net 30 days payment terms, with no return and limited exchange rights, and no price protection.  Since the product transfers title to the distributor at the time of shipment by us, the products are not considered inventory on consignment.

Revenue is also derived from technology research and development contracts. We recognize revenue from these contracts as services and/or materials are provided.

Impairment of Long-Lived Assets

As of December 30, 2011 and March 31, 2011, our consolidated balance sheet included $4.6 million in goodwill. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our business acquisitions.

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

Our evaluation as of March 31, 2011, indicated there were no impairments. As of March 31, 2011, our fair value calculated as described as above, was $53.4 million and our carrying value, including goodwill, was $20.2 million.

As evidenced above, our stock price and control premium are significant factors in assessing our fair value for purposes of the goodwill impairment assessment. Our stock price can be affected by, among other things, changes in industry or market conditions, changes in our results of operations, and changes in our forecasts or market expectations relating to future results. Our stock price has fluctuated from a high of $1.15 to a low of $0.48 during the third quarter of fiscal 2012. On 20 of the 63 trading days in the third quarter of fiscal 2012, our market capitalization was below our carrying value without giving effect to a control premium. By applying a control premium of 32%, the estimated fair value would exceed the book value in all cases.  We believe a control premium of this magnitude is reasonable.  Further, using the weighted average of the stock price 10 trading days before and 10 trading days after the quarter end date, would also result in a calculated fair value in excess of book value.  Consequently, we would not consider it necessary to perform a valuation review of goodwill until our normal fourth quarter review.

The current macroeconomic environment continues to be challenging and we cannot be certain of the duration of these conditions and their potential impact on our stock price performance. If our market capitalization falls below our current carrying value for a sustained period, it is reasonably likely that a further intangible and goodwill impairment assessment would be necessary and a non-cash charge to operating income may be recorded.  Further, during the third quarter of fiscal 2012, we began various internal reorganizational initiatives that will ultimately include revised reporting relationships among certain members of management, with the potential for a focus on creating discrete financial information for each of the custom optoelectronic, HSOR and THz product lines.  As of December 30, 2011, the initiatives were not complete.  When these initiatives are completed, there is a possibility that we may have more than one reporting unit, which could modify how we test for goodwill impairment.  Evaluating for impairment if more than one reporting unit exists would require us to determine the fair value of each reporting unit’s carrying value.  This is different than our current single reporting unit model which uses our market capitalization as a fair value measure. Such a change, if it were to occur, could result in a goodwill impairment in the future.

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

Deferred Tax Asset Valuation Allowance
We record deferred income taxes for the future tax consequences of events that were recognized in our financial statements or tax returns. We record a valuation allowance against deferred tax assets when, in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future.  Consistent with the 2011 Form 10-K, we have continued a full valuation allowance on our net Deferred Tax Assets as of December 30, 2011.

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

RESULTS OF OPERATIONS

Revenues
We predominantly operate in one industry segment, consisting of light and radiation detection devices, that we sell to  multiple end markets including telecommunications, industrial sensing/non destructive testing (NDT), military-aerospace, medical, and homeland security.  Revenues by market consisted of the following (in thousands):

	Three months ended				Nine months ended
Revenues	December 30, 2011		December 31, 2010		December 30, 2011		December 31, 2010
Telecommunications	$1,905	29%	$3,273	42%	$9,524	42%	$7,187	34%
Industrial Sensing/NDT	2,827	43%	2,382	31%	8,330	36%	9,088	43%
Military/Aerospace	1,361	21%	1,525	20%	3,295	14%	3,928	19%
Medical	308	5%	447	6%	828	4%	676	3%
Homeland Security	117	2%	93	1%	1,014	4%	93	1%
Total Revenues	$6,518	100%	$7,720	100%	$22,991	100%	$20,972	100%

Our revenues for the quarter ended December 30, 2011 were approximately $6.5 million, a decrease of 16% (or $1.2 million) from revenues of $7.7 million for the quarter ended December 31, 2010.  Revenues decreased 22% from the quarter ended September 30, 2011.  We experienced revenue decreases in three of five markets for the quarter ending December 30, 2011 compared to the prior year period.  On a year to date basis, our revenues were approximately $23.0 million, 10% higher (or approximately $2.0 million) than the prior year.

Telecommunications revenue in the third quarter of fiscal 2012 was $1.9 million, a decrease of approximately 42% or $1.4 million from the prior year third quarter. For the nine-month period ended December 30, 2011, revenues were $9.5 million, up $2.3 million or 33% over the prior year. This year over year increase in our telecommunications revenue is an indication of the rapid growth in the 40G and emerging 100G markets.  Telecommunications revenue on a consecutive quarterly basis decreased 51%, or approximately $2.0 million, from the second quarter of fiscal 2012.  We expect the telecommunication market revenue to increase for fiscal year 2012 on a comparative basis, but at a subdued pace.  The slowdown experienced in the third quarter of fiscal 2012 was primarily due to supply chain disruptions at our customers resulting from the Thailand flooding, a general slowdown in 40G DQPSK deployment in Asia, timing of orders resulting from the transition of a large customer to our next generation 100G line side products and increased competition which resulted in downward pressure on pricing.

Industrial Sensing/NDT market revenue was approximately $2.8 million in the third quarter of fiscal 2012, an increase of $445,000 over the prior year quarter.  Revenue decreased $758,000 to $8.3 million from the prior year nine month amount of $9.1 million primarily due to lower revenue from several of our Optosolutions customers.  Revenue increased approximately 6%, or $153,000, from the second quarter of fiscal 2012, on the strength of higher deliveries for certain Optosolutions customers.   Industrial customers have proven to be cautious in their ordering patterns during the first nine months of the year and given the macro economic uncertainties, we believe the industrial market will continue to remain soft through the balance of the fiscal year.

Military/Aerospace market revenue in the third quarter of fiscal 2012 was $1.4 million and $3.3 million for the nine months ended December 30, 2011, a decrease of 11% (or $165,000) and 16% (or $633,000) from the comparable prior year periods.  This decrease was attributable primarily to the softening in domestic military expenditures. Military/Aerospace market revenue in the third quarter of fiscal 2012 increased $246,000 (or 22%) from the second quarter of fiscal 2012, due to the timing of orders and shipments.   We expect military revenues in the fourth quarter to increase as compared to the comparable quarter in the prior year, but to decrease for fiscal 2012 as compared to fiscal 2011.

Medical market revenues in the third quarter ended December 30, 2011 were $308,000, a decrease from the prior year quarter of $139,000 (31%), primarily due to timing of orders and shipments. For the nine months ended December 30, 2011, revenue was $828,000, an increase of $153,000 (23%) from the prior year nine month period due to the return of a significant customer.  On a sequential basis, revenue increased $83,000 from the second quarter of fiscal 2012, primarily because of the timing of shipments from one customer.    We expect medical market revenue to increase substantially for fiscal 2012 as compared to fiscal 2011.

Homeland Security revenues were $117,000 for the three-month period ended December 30, 2011, compared to $93,000 in the third quarter of fiscal 2011 and $428,000 in the second quarter of fiscal 2012.  On a year to date basis, homeland security revenue is up $921,000 over the prior year.  The increase was the result of the In-Q-Tel development contract revenues relating to the development of anomaly detector prototypes for personnel screening.  We expect Homeland Security revenues to grow substantially on a comparative basis for the balance of fiscal 2012 as a result of this development contract, which will be completed at the end of the fiscal year.

Gross Profit
Gross profit for the third quarter of fiscal 2012 was $2.7 million compared to $3.1 million for the third quarter of fiscal 2011, a decrease of $394,000 (or 13%) on a decrease in revenue volume of 16% (or $1.2 million).   The lower gross profit for the third quarter of fiscal 2012 was due to decreased volume on HSOR products. Gross profit was 41.3% in the third quarter of fiscal 2012 revenues compared to 40.0% in the third quarter of fiscal 2011 and 42.7% in the second quarter of fiscal 2012.  The fiscal 2012 third quarter gross margin rate decreased sequentially primarily due to the HSOR volume decrease leading to higher unit costs, as much of the factory overhead act as fixed costs in the short run.

Year to date gross profit was $9.6 million (or 41.9% of revenue), compared to the first nine months of fiscal 2011 of $8.9 million (or 42.5% of revenue).  The higher gross profit dollars are a direct result of the higher HSOR volumes.   The slightly lower gross profit margin percentage for the first nine months was due primarily to lower gross margin percentage on THz and custom optoelectronic products offset by HSOR improvements.

Operating Expenses
Total operating expenses for the quarter and nine months ended December 30, 2011 were $3.6 million and $11.3 million respectively, an increase of $296,000 and $1.8 million over comparative 2011 periods.   This increase was primarily due to investments made in additional headcount for sales, research, development and engineering (RD&E) and corporate administration, partially offset by lower amortization expense on intangible assets.

RD&E expenses of $1.7 million increased by $298,000 (or 22%) in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011.  RD&E expenses were $1.1 million higher for the nine month period ended December 30, 2011 compared to the nine month period ended December 31, 2010 of $4.0 million. The increases are due to qualification costs and an increase in our headcount to develop the next generation 40G/100G HSOR products in order to satisfy the rapidly evolving technology requirements necessary to support the growing bandwidth demands placed on the optical communication infrastructure and increases in our application development in THz, focused on homeland security and industrial markets.

Sales and Marketing (S&M) expenses increased $29,000 (or 6%) to $484,000 (7% of sales) in the third quarter of fiscal 2012 compared to $455,000 (6% of sales) in the prior year third quarter. Sales and marketing expenses increased 23% (or $312,000) to $1.7 million for the nine month period ended December 30, 2011, compared to $1.4 million for nine month period ended December 31, 2010.  The increase for both periods was primarily attributable to increased headcount.  For the nine months ended December 30, 2011, external sales commissions increased year over year.  We expect sales and marketing expenses for the year to increase relative to fiscal 2011 levels, but to decrease on a sequential basis.

General and Administrative (G&A) expenses increased $34,000 to approximately $1.1 million (16% of sales) for the third quarter of fiscal 2012, compared to $1.0 million (13% of sales) for the third quarter of fiscal 2011. G&A expenses for the nine month period ended December 30, 2011 increased by $528,000 (or 18%), to approximately $3.5 million (15% of sales) compared to $3.0 million (14% of sales) for the nine month period ended December 31, 2010. The increase for both periods was primarily attributable to increased headcount, higher recruiting fees and stock compensation. We expect G&A expenses to be higher on a dollar basis for fiscal 2012 compared to fiscal 2011, primarily driven by the increase in the executive management team and incremental stock compensation expense, but remain flat on a sequential basis.

Amortization expense decreased $65,000 to $344,000 compared to the third quarter of fiscal 2011 expense of approximately $409,000.  For the nine month period ended December 30, 2011, amortization expense decreased 16% to $1.0 million compared to $1.2 million for the nine month period ended December 31 2010. We utilize the cash flow amortization method on the majority of our intangible assets.

The non-cash expensing of stock option and restricted stock grants included in operating expenses was $428,000 for the nine month period ended December 30, 2011 compared to $146,000 for the nine month period ended December 31, 2010.

Other Income (Expense), net
Interest income for the third quarter of fiscal 2012 was $1,000, compared to $-0- in the third quarter of fiscal 2011.  Interest income for the nine month period ended December 30, 2011 totaled approximately $5,000, compared to $2,000 for the nine month period ended December 31, 2010, due to higher cash balances available for short-term investments.

Interest expense in the third quarter of fiscal 2012 was $40,000 compared to $65,000 in the third quarter of fiscal 2011, a decrease of $25,000 (or 38%).  Interest expense for the nine month period ended December 30, 2011 was $131,000, compared to $201,000 for the nine month period ended December 31, 2010, a decrease of $70,000 (or 35%).  We incurred lower interest expense to banks and related parties due to pay down of certain debt obligations out of proceeds received from a public offering of our securities completed in the fourth quarter of fiscal 2011.

As discussed in Note 7 to the Condensed Consolidated Financial Statements, FASB guidance on determining whether instruments granted in share-based payment transactions are participating securities requires our outstanding warrants to be recorded as a liability at fair value with subsequent changes in fair value recorded in earnings. The fair value of the warrant is determined using a Monte Carlo option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent that the fair value of the warrant liability increases or decreases, we record an expense or income in our statements of operations. The other income of $84,000 attributed to the change in fair value of the warrant liability in the third quarter of fiscal 2012 is due to the change in the stock price, expected volatility, interest rates and contractual life of the warrants which are the primary assumptions applied to the Monte Carlo model used to calculate the fair value of the warrants.  For the third quarter of fiscal 2011, we incurred a net expense of $97,000 on the change in fair value of the warrant liability.

For the nine month period ended December 30, 2011, we recorded other income of $719,000 on the change in fair value of the warrant liability, compared to a net expense of $186,000 for the nine month period ended December 31, 2010.

We realized a net loss for the third quarter of fiscal 2012 of approximately $812,000 ($0.03 per share), as compared to a net loss of $649,000 ($0.03 per share) in the third quarter of fiscal 2011, an increase in the loss of approximately $163,000.  This increase in loss for the fiscal 2012 quarter is primarily attributable to lower gross margin dollars realized of $394,000 and higher RD&E spending of $298,000, offset by favorable changes in the warrant value of $181,000 and no loss on debt extinguishment.

Net loss for the nine month period ended December 30, 2011 was $1.0 million ($0.03 per share), as compared to a net loss of $1.3 million ($0.05 per share) for the comparable prior year periods, a decrease in loss of approximately $272,000.  This improvement is primarily attributable to a favorable fair value warrant adjustment of $904,000 recorded in this period, a debt extinguishment charge of $318,000 incurred in the prior period, and an additional $731,000 in gross profit on $2.0 million higher revenue for the current period, offset by an increase in operating expenses of approximately $1.8 million.  We have invested a significant portion of the additional gross profit in operating expenses like RD&E and sales & marketing.

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

Liquidity and Capital Resources

At December 30, 2011, we had cash and cash equivalents of $3.6 million, a decrease of approximately $1.1 million from the March 31, 2011 balance of $4.7 million.  The lower balance for the nine month period is attributable to cash used in investing activities of $202,000 and financing activities of approximately $1.1 million, offset by cash provided by operating activities of $151,000.

Operating Activities
The increase of $151,000 in cash resulting from operating activities for the nine months ended December 30, 2011 was primarily attributable to net cash provided by operations of $547,000, offset by net cash used for operating assets and liabilities of $396,000.  While accounts payable has decreased by $1.3 million thereby consuming cash, we have liquidated into cash $665,000 in accounts receivable and $451,000 in inventories.   Cash provided by operations of $547,000 resulted from $2.3 million in depreciation, amortization and stock-based compensation expense, offset by $719,000 for the change in warrant liability fair value and a net loss of approximately $1.0 million.

Investing Activities
For the nine months ended December 30, 2011, we used $202,000 in investing activities comprised of capital expenditures of $543,000 and patent expenditures of $159,000, offset by a reduction in restricted cash of $500,000 attributable to the elimination of a compensating cash requirement in the Loan Amendment with the PrivateBank.

Financing Activities
For the nine-months ended December 30, 2011, we used approximately $1.1 million for financing activities, including payments of $449,000 with respect to related party loans, $425,000 with respect to  the MEDC and MSF loans, and $494,000 with respect to  our bank line of credit. These amounts were offset by net proceeds on the bank term loan of $271,000 and proceeds from the exercise of stock options of $25,000.

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

We believe that existing cash and cash equivalents and cash flow from future operations, in conjunction with the new credit facility with Silicon Valley Bank, will be sufficient to fund our anticipated cash needs at least for the next twelve months. However, we may require additional financing to fund our operations in the future and there can be no assurance that additional funds will be available, especially if we experience operating results below expectations, or, if financing is available, there can be no assurance as to the terms on which funds might be available. If adequate financing is not available as required, or is not available on favorable terms, our business, financial position and results of operations will be adversely affected.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At December 30, 2011, most of our interest rate exposure is linked to the prime rate, subject to certain limitations, offset by cash investments indexed to the prime rate. As such, we are at risk to the extent of changes in the prime rate and we do not believe that moderate changes in the prime rate will materially affect our operating results or financial condition.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Our Chief Executive Officer and Chief Financial Officers (the Certifying Officers) are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e) and 15d-15(e) (the Rules) under the Securities Exchange Act of 1934 (or Exchange Act)) as of the end of the period covered by this quarterly report and believe that our disclosure controls and procedures are effective based on the required evaluation.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 30, 2011 that has materially affected or is reasonably likely to materially affect our internal controls.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 5.	Other Information

None

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

Exhibit No.

10.1	Advanced Photonix, Inc. 2000 Stock Option Plan, as amended January 20, 2012

10.2	Advanced Photonix, Inc. 2007 Equity Incentive Plan, as amended January 20, 2012

10.3	Form of Employee Stock Option Agreement under the 2007 Equity Incentive Plan, as amended January 20, 2012

31.1	Certificate of the Registrant’s Chief Executive Officer, and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Registrant’s Chief Financial Officer, and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Photonix, Inc.
    (Registrant)

February 13, 2012

/s/ Richard Kurtz
Richard Kurtz
Chairman of the Board, Chief Executive Officer, President
and Director

/s/ Jeff Anderson
Jeff Anderson
Chief Financial Officer