Form 10-K
period 2012-03-31
ADVANCED PHOTONIX INC
filed 2012-06-29
CIK 869986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                      .

1-11056
(Commission file number)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

The aggregate market value of the voting stock held by non~~-~~-affiliates of the registrant as of September 30, 2011 was approximately $27,099,000.

Number of shares outstanding of the registrant's Common Stock as of June 22, 2012:  31,161,147 shares of Class A Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2012 Annual Meeting of Stockholders of registrant have been incorporated by reference into Part III of this Form 10-K.

ADVANCED PHOTONIX, INC.
FORM 10-K
FISCAL YEAR ENDED MARCH 31, 2012

PART I

Except for the historical information contained herein, this report contains forward looking statements that involve a number of risks and uncertainties, including the difficulty of predicting demand for new optoelectronic products, the impact of competitive products and pricing, challenges to our intellectual property, and the uncertainty and timing of the development and launch of new optoelectronic products.  This report contains forward-looking statements that are based on Management’s current expectations, estimates, and projections.  Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “forecasts,” variations of these words and similar expressions are intended to identify these forward-looking statements.  Certain factors, including but not limited to those identified under “Item 1A. Risk Factors” of this report, may cause actual results to differ materially from current expectations, estimates, projections, forecasts and past results. No assurance can be made that any expectation, estimate or projection contained in a forward-looking statement will be achieved or will not be affected by the factors cited above or other future events.  We disclaim any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

Item 1.  Business

General

Advanced Photonix, Inc. ® (the Company, we, our or API) was incorporated under the laws of the State of Delaware in June 1988.  We are engaged in the development and manufacture of optoelectronic devices and value-added sub-systems and systems. We serve a variety of global Original Equipment Manufacturers (OEMs) in five primary markets.  We support our customers from the initial concept and design phase of the product, through testing to full-scale production.  We have two manufacturing facilities located in Camarillo, California and Ann Arbor, Michigan.

Products and Technology

Our Business

API is a leading supplier of optoelectronic semiconductors packaged into high-speed optical receivers (HSOR), custom optoelectronic subsystems and Terahertz (THz) instrumentation, serving a variety of global OEMs.  Our patented high-speed optical receivers include Avalanche Photodiode (APD) technology and PIN (positive-instrinsic-negative) photodiode technology based upon III-V materials, including InP, InAlAs, and GaAs. Our optoelectronic subsystems are based on our silicon Large Area Avalanche Photodiode (LAAPD), PIN photodiode, FILTRODE® detectors and LED assemblies. Our Terahertz sensor product line is targeted at the industrial, homeland security and military markets. Using our patented fiber coupled technology and high speed Terahertz generation and detection sensors, we are engaged in transferring Terahertz technology from the laboratory to the factory floor for use in non-destructive testing and real time quality control.
We support the customer from the initial concept and design of the semiconductor, hybridization of support electronics, packaging and signal conditioning or processing from prototype through full-scale production and validation testing.  The target markets served by us are Industrial Sensing/NDT, Military/Aerospace, Telecom, Medical and Homeland Security.

Technology & Manufacturing Capabilities

Our basic technologies and manufacturing capabilities include the following:

●	Optoelectronic semiconductor design and micro fabrication of III-V compound semiconductor (InP and GaAs) and Silicon (Si) devices including photodetectors and terahertz transmitters/receiver antenna,
●	Molecular Beam Epitaxy (MBE) growth of high-speed III-V compound semiconductor material including GaAs, InAlAs and InP,
●	High speed semiconductor analog amplifier specification, evaluation and design for outside fabrication,
●
Photonic integrated circuits (PIC), Coherent mixer and delay line interferometer (DLI) specification, evaluation and design for outside fabrication for use in 40Gb/s and 100 Gb/s line side optical receivers,

●	Opto-electronic hybrid packaging of semiconductor devices combining opto-electronic devices with high-speed electronics and fiber optics,
●	Vapor deposition and/or ion implantation for Silicon based PIN & APD photo-detectors,
●	Terahertz systems, subsystems, transmitters and receivers, transceivers and motion control hardware and software,
●	Femtosecond laser specification, valuation, design and manufacture and
●	Chromatic dispersion, polarization dispersion and optical delay management in complex optical systems.

Core Products

The core product technologies used in the majority of our products are opto-electronic semiconductor devices, including photodiodes and antennae made of Si or III-V compound semiconductor material and high speed semiconductor analog amplifiers.   Photodiodes and antennae sense light of varying wavelengths and intensity and convert that light and/or Terahertz wave into electrical signals. Analog amplifiers increase the converted electrical signals output power to a level required to communicate with follow on electrical components. We manufacture photodiodes of varying complexity, from basic PIN photodiode to the more sophisticated APD and antennae that transmit and receive Terahertz signals.  The APD is a specialized photodiode capable of detecting very low light levels due to an internal gain phenomenon known as avalanching.  All photodiode and THz devices are designed by our experienced engineering staff, and fabricated in state-of-the-art clean rooms.  Some of our analog amplifiers are specified and tested by our engineering staff, designed by subcontractors and fabricated by outside suppliers.  Our products include the following:

●	High Speed Optical Receivers (10Gb/s, 40Gb/s & 100Gb/s) which are packaged InP, InAlAs, or GaAs PIN and/or APD photodiodes with amplifiers.
●	Packaged PIN and APD photodiodes in S~~i~~ and III-V materials (InP, InAlAs, GaAs).
●	Packaged Si APD components, with and without thermo-electric coolers.
●	Packaged Si LAAPD components.
●	Packaged Si photodiodes with patented FILTRODE® technology integrating optical filters directly on photodiode chips.
●	Terahertz Systems & subsystems utilizing III-V materials for Terahertz transmitters &/or receivers.

Terahertz Technology

One of the high growth technologies we are pursuing is Terahertz (THz) based on our T-Ray® product platforms.  THz is a region of the electromagnetic spectrum that lies between microwave and infrared waves and is in the early stages of adoption.  While microwaves and infrared waves have been explored and commercialized for decades, THz waves are in the early stages of being explored and commercialized due to the fact that they have historically been very difficult to generate and detect.  Recent advances in femtosecond lasers and ultra-fast semiconductor and electro-optic devices combined with fiber-optic packaging technologies have enabled the development of practical T-Ray® instrumentation for the research market with increasing adoption in the industrial, military and aerospace markets as a result of our growing group of value added resellers’ application and market development efforts.  THz can be used to “look” through and beneath materials with high 2-dimensional (2-D) and 3-dimensional (3-D) spatial resolution roughly equivalent to the resolution of the human eye or better.  It can also uniquely identify the chemical composition of many hidden or subsurface objects using non-ionizing radiation, which is not harmful to humans at the power levels commonly used today.  THz imaging and spectroscopy market applications include industrial quality control through non-destructive testing (including aerospace and pharmaceutical markets); homeland security and defense screening of people, packages and bags for weapons and weapons of mass destruction; medical imaging and other scientific applications.

We have had significant Terahertz technology and product development since 1997, resulting in over 59 patents or patents pending to date.  In 2001, we sold the first commercial THz product, the T-Ray 2000®, as a laboratory bench top instrument for application development with spectroscopy and imaging capabilities targeted at the research and development and off-line diagnostic markets.  In 2004, we sold the first T-Ray® Manufacturing Inspection System (QA1000) for on-line, real-time inspection to NASA for the space shuttle fuel tank inspection in the Return to Flight Program.  In March 2008, we shipped our next generation THz imaging and spectroscopy system (T-Ray 4000®).  The T-Ray 4000® is significantly smaller, lighter, and more powerful than previous THz generations and incorporates significant technological advancements.  The system weighs 55 pounds and is the size of a briefcase, which is a significant reduction from the 800 pound refrigerator size QA1000. In 2012, we introduced our fifth generation T-Ray® product platform, which weighs 35 pounds. The first product introduced from this platform is the T-Gauge® product targeted at the industrial, NDT and process quality control market.  We are developing a value added reseller (VAR) channel to accelerate adoption in vertical industrial markets, initially targeting the nuclear gauge market.  To date, we have entered into agreements with two established industrial control VAR’s with experience in the nuclear gauge market.

In November 2010, we entered into a development agreement with In-Q-Tel Inc. (In-Q-Tel) to develop and deliver three (3) Anomaly Detection Systems for evaluation purposes by the Transportation Security Administration (TSA).  In 2012, we introduced a second product from the 5th generation platform, the Saf-T-Chek ADS™ (Anomaly Detection System), in satisfaction of the In-Q-Tel contract and are awaiting the results of the TSA evaluation for homeland security applications.

In 2009, we entered into a multi-year application development contracts with the U.S. Air Force for use of the T-Ray® product platform for automated and manual manufacturing quality control on the next generation joint strike fighter (F-35). Contract options totaling $3 million to deliver and demonstrate systems on the manufacturing floor, were exercised in the fourth quarter of our fiscal 2012.

Markets

Our products serve customers in a variety of global markets, typically North America, Asia, Europe and Australia.  The target markets and applications served by us are as follows:

Military:
● Space
● Defense

Industrial/NDT:
● Manufacturing
● Instrumentation
● Display

Medical:
● Diagnostic & Monitoring
● Ophthalmic Equipment
● Medical Imaging

Telecommunications:
● Telecom Equipment
● Test and Measurement

Homeland Security:
● Baggage/Cargo Scanning
● Passenger Screening

Raw Materials

Our principal raw materials used in the manufacture of our products are silicon and III-V material (InP, GaAs) wafers, chemicals, gases and metals used in processing wafers, gold wire, solders, electronic components, high speed specialized semiconductor amplifiers, planar lightwave circuits, and a variety of packages and substrates, including metal, printed circuit board, flex circuits, ceramic and plastic packages.  All of these raw materials can be obtained from several suppliers.  However, we depend on suppliers whose components have been qualified into our products and who could disrupt our business if they stop, decrease or delay shipments or if the components they ship have quality or consistency issues.  From time to time, particularly during periods of increased industry-wide demand, silicon wafers, III-V wafers (InP, GaAs), certain metal packages and other materials have been in short supply.  During fiscal 2012, we or our customers were adversely affected by supply chain disruptions caused by the natural disasters that occurred in Japan and Thailand.    In the short term, any significant increase in lead times on critical components could reduce future growth.

Research and Development

Since its inception in June 1988, we have incurred material research and development (R&D) expenses, with the intent of commercializing these investments into profitable new standard and custom product offerings.  During the fiscal years ended in 2012 and 2011, research and development expenses were $6.5 million and $5.6 million, respectively, which we believe was adequate to maintain the necessary investment in our future growth platforms.  We expect that an increase in research and development funding will be required for new projects/products as well as the continuing development of new derivatives of our current product line. We will continue to pursue government funded, as well as internally funded, research and development projects when they are in support of the our development objectives.  During fiscal years 2012 and 2011, approximately $2.9 million and $2.5 million of our R&D spending was government funded, respectively.

As we begin the new 2013 fiscal year, the following research and development projects are currently underway:

●	HSOR - next generation photodiodes and high-speed optical receivers for both the 40G and 100G telecommunications market:
	o	2nd generation 100G DP-QPSK long haul and metro markets.
	o	1st generation 100G NRZ short reach market.
	o	2nd generation 40G DQPSK long haul and metro markets.
	o	4th generation integrated 40G NRZ short reach market.
	o	1st generation 10G Passive Optical Network (PON) market.
o
Cost Reduction and performance enhancements through vertical integration of strategic 40G and 100G components, including amplifiers and photonic integrated circuits including passive optical components supporting coherent receivers.

●	Terahertz -
	o	Application development utilizing the T-Ray® product platform for industrial quality and process control, defense, and homeland security markets.
	o	T-Ray® platform cost reduction, including laser and sub-systems initiatives for high volume markets.
	o	THz research and development for the next generation product platform.

●	Custom optoelectronics - Si PIN and APD photodiode developments to meet unique customer requirements, such as higher speeds, lower electrical noise, and unique multi-element geometries.

Environmental Regulations

The photonics industry, as well as the semiconductor industry in general, is subject to governmental regulations for the protection of the environment, including those relating to air and water quality, solid and hazardous waste handling, and the promotion of occupational safety. Various federal, state and local laws and regulations require that we maintain certain environmental permits.  We believe we have obtained all necessary environmental permits required to conduct our manufacturing processes.  Changes in the aforementioned laws and regulations or the enactment of new laws, regulations or policies could require increases in operating costs and additional capital expenditures and could possibly entail delays or interruptions of operations.

Backlog and Customers

Our sales are made primarily pursuant to standard purchase orders for delivery of products.  A substantial portion of our revenues are derived from sales to OEMs pursuant to individual purchase orders with short lead times. However, by industry practice, orders may be canceled or modified at any time.  Accordingly, we do not believe that the backlog of undelivered product under these purchase orders is a meaningful indicator of our future financial performance. When customers cancel an order, they are responsible for all finished goods; all incurred costs, direct and indirect, as well as a reasonable allowance for anticipated profits.  No assurance can be given that we will receive these amounts after cancellation.

Customers normally purchase our products and incorporate them into products that they in turn sell in their own markets on an ongoing basis.  As a result, our sales are dependent upon the success of our customers’ products and our future performance is dependent upon our success in finding new customers and receiving new orders from existing customers.

Marketing

In the United States and Canada, we market our products through a mix of technical sales engineers, salesmen and independent sales representatives.  International sales, including Europe, the Middle East, Far East and Asia, are conducted directly by the technical sales engineers and at times in conjunction with foreign distributors and representatives.  Our products are primarily sold as components or sub-assemblies to OEMs and we market our products and capabilities through industry specific channels, including the Internet, industry trade shows, and in print through trade journals.

Competition

In our target markets, we compete with different companies in each of our three major product platforms: custom optoelectronic, high-speed optical receiver and THz systems.  We believe that our principal competitors for sales of custom optoelectronic products are small and medium size private companies and medium size public companies such as First Sensor, Excelitas, a division of Illinois Tool Works (ITW), and a division of OSI Systems (OSIS).  In the high-speed optical receiver market, certain product lines compete against some mix of the following competitors; JDS Uniphase (JDSU), Neophotonix (NPTN), U2T, a division of Fujitsu and several other smaller companies. Because the THz product offering includes developing technology applications and markets, we believe the competition is mainly from two small private companies, government supported research institutions including Fraunhofer in Germany and the use of alternative technologies, mainly nuclear gauges that are bundled with other process control equipment within divisions of several larger public companies.

Because we specialize in devices requiring a high degree of engineering expertise to meet the requirements of specific applications, we generally do not compete with  other large United States, European or Asian manufacturers of standard “off the shelf” optoelectronic components or silicon photodetectors.

Proprietary Technology

We utilize proprietary design rules and processing steps in the development and fabrication of its PIN and APD photodiodes, THz transmitters and receivers, fiber-coupled THz subsystems/systems, and THz applications.  We have a significant number of patents pending and own the following patents and registered trademarks:

Patents and Trademarks Issued in FY 2012
Patent/Trademark #	Title	Issue Date
200580041877.4	HIGH SPEED INGASS PHOTOCONDUCTIVE DEVICE (CHINA)	Apr-11
1,034,433	PRECISION FIBER ATTACHMENT (SOUTH KOREA)	May-11
HK1106330	HIGH SPEED INGAAS PHOTOCONDUCTIVE DEVICE (HONG KONG)	May-11
4,755,341	HIGHLY DOPED P-TYPE CONTACT FOR HIGH SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE (JAPAN)	Jun-11
200580023058.7	TERAHERTZ IMAGING SYSTEM FOR EXAMINING ARTICLES (CHINA)	Jun-11
2,025,077	DISPERSION & NONLINEAR COMPENSATOR FOR OPTICAL DELIVERY FIBER (SOUTH KOREA)	Jul-11
2,025,077	DISPERSION & NONLINEAR COMPENSATOR FOR OPTICAL DELIVERY FIBER (AUSTRIA)	Jul-11
2,025,077	DISPERSION & NONLINEAR COMPENSATOR FOR OPTICAL DELIVERY FIBER (GR BRITAIN)	Jul-11
2,025,077	DISPERSION & NONLINEAR COMPENSATOR FOR OPTICAL DELIVERY FIBER (FRANCE)	Jul-11
2,025,077	DISPERSION & NONLINEAR COMPENSATOR FOR OPTICAL DELIVERY FIBER (ITALY)	Jul-11
2,025,077	DISPERSION & NONLINEAR COMPENSATOR FOR OPTICAL DELIVERY FIBER (NETHERLANDS)	Jul-11
2,025,077	DISPERSION & NONLINEAR COMPENSATOR FOR OPTICAL DELIVERY FIBER (SPAIN)	Jul-11
602007015950.4	DISPERSION & NONLINEAR COMPENSATOR FOR OPTICAL DELIVERY FIBER (GERMANY)	Jul-11
2,467,400	FOCUSING FIBER OPTIC (CANADA)	Sep-11
4,833,478	METHOD & APPARATUS TO MONITOR PHASE CHANGES IN MATTER WITH TERAHERTZ RADIATION (JAPAN)	Sep-11
4,938,221	PLANAR AVALANCHE PHOTODIODE	Mar-12

Patents and Trademarks Issued in Prior Years
Patent/Trademark #	Title	Issue Date
142,195	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE (US)	Apr-05
660,471	HIGHLY-DOPED P-TYPE CONTRACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE (KOREA)	Apr-06
726,387	TRADEMARK APPLICATION FOR T-RAY (CANADA)	Oct-08
765,715	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE (AUSTRIA)	Jan-04
766,174	ENHANCED PHOTODETECTOR (KOREA)	Oct-07
809,655	METHOD AND APPARATUS TO MONITOR PHASE CHANGES IN MATTER WITH TERAHERTZ RADIATION (KOREA)	Feb-08
811,365	PLANAR AVALANCHE PHOTODIODE (KOREA)	Feb-08
817,638	FOCUSING FIBER OPTIC (KOREA)	Mar-08
934,665	TRADEMARK APPLICATION FOR T-RAY TRADEMARK (MADRID PROTOCOL)	Aug-07
934,665	TRADEMARK APPLICATION FOR T-RAY TRADEMARK (AUSTRALIA)	Aug-07
1,090,282	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GERNERATION AND DETECTION SYSTEM (EUROPE)	Oct-10
1,090,282	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GERNERATION AND DETECTION SYSTEM (AUSTRIA)	Oct-10
1,090,282	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GERNERATION AND DETECTION SYSTEM (FRANCE)	Oct-10
1,090,282	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GERNERATION AND DETECTION SYSTEM (GERMANY)	Oct-10
1,090,282	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GERNERATION AND DETECTION SYSTEM (ITALY)	Oct-10
1,090,282	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GERNERATION AND DETECTION SYSTEM (NETHERLANDS)	Oct-10
1,090,282	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GERNERATION AND DETECTION SYSTEM (SPAIN)	Oct-10
1,090,282	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GERNERATION AND DETECTION SYSTEM (GREAT BRITAIN)	Oct-10
1,113,520	PLANAR AVALANCHE PHOTODIODE (HONG KONG)	Mar-10
1,113,604	OPTICAL DELAY (HONG KONG)	Jan-11
1,115,504	PICOSECOND OPTICAL DELAY (HONG KONG)	Nov-09
1,116,280	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE (EP)	Oct-07
1,116,280	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE (FRANCE)	Oct-07
1,116,280	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE (GREAT BRITAIN)	Oct-07
1,116,280	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE (ITALY)	Oct-07
1,116,280	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE (GERMANY)	Oct-07
1,230,578	COMPACT FIBER PIGTAIL TERAHERTZ IMAGING SYSTEM (EP)	Aug-06
1,230,578	COMPACT FIBER PIGTAIL TERAHERTZ IMAGING SYSTEM (AUSTRIA)	Aug-06
1,230,578	COMPACT FIBER PIGTAIL TERAHERTZ IMAGING SYSTEM (FRANCE)	Aug-06
1,230,578	COMPACT FIBER PIGTAIL TERAHERTZ IMAGING SYSTEM (ITALY)	Aug-06
1,230,578	COMPACT FIBER PIGTAIL TERAHERTZ IMAGING SYSTEM (GREAT BRITAIN)	Aug-06

Patent/Trademark #	Title	Issue Date
1,454,173	FOCUSING FIBER OPTIC (EP)	May-09
1,454,173	FOCUSING FIBER OPTIC (FRANCE)	May-09
1,454,173	FOCUSING FIBER OPTIC (GERMANY)	May-09
1,454,173	FOCUSING FIBER OPTIC (ITALY)	May-09
1,454,173	FOCUSING FIBER OPTIC (NETHERLANDS)	May-09
1,454,173	FOCUSING FIBER OPTIC (GREAT BRITAIN)	May-09
1,570,306	PRECISION FIBER ATTACHMENT (EP)	Aug-08
1,570,306	PRECISION FIBER ATTACHMENT (ITALY)	Aug-08
1,570,306	PRECISION FIBER ATTACHMENT (FRANCE)	Aug-08
1,570,306	PRECISION FIBER ATTACHMENT (GREAT BRITAIN)	Aug-08
1,570,306	PRECISION FIBER ATTACHMENT (AUSTRIA)	Aug-08
1,570,306	PRECISION FIBER ATTACHMENT (GERMANY)	Aug-08
1,794,558	PICOSECOND OPTICAL DELAY (EP)	Sep-09
1,794,558	PICOSECOND OPTICAL DELAY (FRANCE)	Sep-09
1,794,558	PICOSECOND OPTICAL DELAY (GERMANY)	Sep-09
1,794,558	PICOSECOND OPTICAL DELAY (ITALY)	Sep-09
1,794,558	PICOSECOND OPTICAL DELAY (GREAT BRITAIN)	Sep-09
1,794,558	PICOSECOND OPTICAL DELAY (NETHERLANDS)	Sep-09
1,820,219	HIGH SPEED INGAAS PHOTOCONDUCTIVE DEVICE (AUSTRIA)	Jan-11
1,820,219	HIGH SPEED INGAAS PHOTOCONDUCTIVE DEVICE (FRANCE)	Jan-11
1,820,219	HIGH SPEED INGAAS PHOTOCONDUCTIVE DEVICE (GERMANY)	Jan-11
1,820,219	HIGH SPEED INGAAS PHOTOCONDUCTIVE DEVICE (ITALY)	Jan-11
1,820,219	HIGH SPEED INGAAS PHOTOCONDUCTIVE DEVICE (NETHERLANDS)	Jan-11
1,820,219	HIGH SPEED INGAAS PHOTOCONDUCTIVE DEVICE (SPAIN)	Jan-11
1,820,219	HIGH SPEED INGAAS PHOTOCONDUCTIVE DEVICE (GREAT BRITAIN)	Jan-11
1,820,219	HIGH SPEED INGAAS PHOTOCONDUCTIVE DEVICE (HONG KONG)	Jan-11
1,820,219	HIGH SPEED INGAAS PHOTOCONDUCTIVE DEVICE (EUROPE)	Jan-11
1,963,580	PICOMETRIX TRADEMARK	Mar-96
2,345,153	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE (CANADA)	Mar-04
2,350,065	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GERNERATION AND DETECTION SYSTEM (CANADA)	Jan-11
2,396,695	METHOD AND APPARATUS TO MONITOR PHASE CHANGES IN MATTER WITH TERAHERTZ RADIATION (CANADA)	Apr-10
3,561,696	TRADEMARK – T-RAY	Jan-09
3,561,697	TRADEMARK – T-RAY 2000	Jan-09
3,561,698	TRADEMARK – T-RAY 4000	Jan-09
4,180,824	COMPACT FIBER PIGTAIL TERAHERTZ IMAGING SYSTEM (JAPAN)	Sept-08
4,436,915	PRECISION FIBER ATTACHMENT (JAPAN)	Jan-10
4,717,946	THIN LINE JUNCTION PHOTODIODE (by Predecessor Co.)	Jan-88
4,782,382	HIGH QUANTUM EFFICIENCY PHOTODIODE DEVICES (by Predecessor Co.)	Nov-88
5,021,854	SILICON AVALANCHE PHOTODIODE ARRAY	Jun-91
5,057,892	LIGHT RESPONSIVE AVALANCHE DIODE	Oct-91
5,146,296	DEVICES FOR DETECTING AND/OR IMAGING SINGLE PHOTOELECTRON	Sep-92
5,308,989	TRADEMARK APPLICATION FOR T-GAUGE (JAPAN)	Mar-10
5,311,044	AVALANCHE PHOTOMULTIPLIER TUBE	May-94
5,477,075	SOLID STATE PHOTODETECTOR WITH LIGHT RESPONSIVE REAR FACE	Dec-95
5,757,057	LARGE AREA AVALANCHE ARRAY	May-98
5,801,430	SOLID STATE PHOTODETECTOR WITH LIGHT RESPONSIVE REAR FACE	Sep-98
6,005,276	SOLID STATE PHOTODETECTOR WITH LIGHT RESPONSIVE REAR FACE	Dec-99

Patent/Trademark #	Title	Issue Date
6,029,988	COMPACT FIBER PIGTAILED TERAHERTZ IMAGING SYSTEM (GREAT BRITAIN)	Aug-06
6,111,299	ACTIVE LARGE AREA AVLANCHE PHOTODIODE ARRAY	Aug-00
6,262,465	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE	Jul-01
6,320,191	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GENERATION AND DETECTION SYSTEM	Nov-01
6,816,647	COMPACT FIBER PIGTAILED TERAHERTZ IMAGING SYSTEM	Nov-04
6,849,852	SYSTEM AND METHOD FOR MONITORING CHANGES IN STATE OF MATTER WITH TERAHERTZ RADIATION	Feb-05
6,936,821	AMPLIFIED PHOTOCONDUCTIVE GATE	Aug-05
7,039,275	FOCUSING FIBER OPTIC	May-06
7,078,741	HIGH-SPEED ENHANCED RESPONSIVITY PHOTO DETECTOR	Jul-06
7,263,266	PRECISION FIBER ATTACHMENT	Aug-07
7,348,607	PLANAR AVALANCHE PHOTODIODE	Mar-08
7,348,608	PLANAR AVALANCHE PHOTODIODE	Mar-08
7,449,695	TERAHERTZ IMAGING SYSTEM FOR EXAMINING ARTICLES	Nov-08
7,468,503	PIN PHOTODETECTOR	Dec-08
7,572,021	TRADEMARK APPLICATION FOR T-GAUGE (CHINA)	Feb-11
8,452,427	TRADEMARK APPLICATION FOR T-GAUGE	Mar-10
8,493,256	TRADEMARK APPLICATION FOR T-RAY 4000	Feb-10
602005016704.8	PICOSECOND OPTICAL DELAY (GERMANY)	Sep-09
602005026049.8	HIGH SPEED INGASS PHOTOCONDUCTIVE DEVICE (GERMANY)	Jan-11
ZL02825106.7	FOCUSING FIBER OPTIC (CHINA)	Apr-09
ZL03803039.X	ENHANCED PHOTODETECTOR (CHINA)	Apr-09
ZL2003801087.X	PRECISION FIBER ATTACHMENT (CHINA)	Mar-09
ZL200480015226	PIN PHOTODETECTOR (JAPAN)	Jun-09
ZL200480043236	PLANAR AVALANCHE PHOTODIODE (CHINA)	May-09
ZL200580033244	PICOSECOND OPTICAL DELAY (CHINA)	Jan-10
HK1085841	ENHANCED PHOTODETECTOR (HONG KONG)	Dec-09
HK1086340	FOCUSING FIBER OPTIC (HONG KONG)	Feb-10
HK1090282	PIN PHOTODETECTOR (HONG KONG)	Oct-10
HK1095637	PRECISION FIBER ATTACHMENT (HONG KONG)	Apr-10
HK1097957	PIN PHOTODETECTOR (HONG KONG)	Mar-10

There can be no assurance that any issued patents will provide us with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent, or, if instituted, that such challenges will not be successful.  The cost of litigation to uphold the validity and to prevent the infringement of a patent could be substantial.  Furthermore, there can be no assurance that our technology will not infringe on patents or rights owned by others, the licenses to which might not be available to us at all or on reasonable terms.  Based on limited patent searches, contacts with others knowledgeable in the field of our technology, and a review of the published materials, we believe that our competitors hold no patents, licenses or other rights to technology which would preclude us from pursuing our intended operations.

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

Employees

As of June 22, 2012, we had approximately 157 full time employees including 4 officers.  Included are 41 engineering and development personnel, 9 sales and marketing personnel, 91 operations personnel, and 16 general and administrative personnel.  We may, from time to time, engage personnel to perform consulting services and to perform research and development under third party funding.  In certain cases, the cost of such personnel may be included in the direct cost of the contract rather than in payroll expense.  None of our employees are covered by a collective bargaining agreement.  We believe our relations with our employees are good.

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

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recessions in most major economies. Continued concerns about the systemic impact of potential long-term and wide-spread recession, energy costs, geopolitical issues, the availability and cost of credit, and the global housing and mortgage markets have contributed to diminished expectations for western and emerging economies. These conditions, combined with volatile oil prices, fluctuating business and consumer confidence and high unemployment, have contributed to market volatility of unprecedented levels.

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

Our current cash balance of $3.2 million, potential future cash flows from operations, combined with our accessibility to cash and credit, may not be sufficient to allow us to finance ongoing operations or to make required investments for future growth. The recent disruption in credit markets and our recent operating losses make it uncertain whether we will be able to continue to access the credit or capital markets when necessary or desirable.  If we are not able to access the credit or capital markets and obtain financing on commercially reasonable terms when needed, our business could be materially harmed and our results of operations could be adversely affected.

We have previously violated certain covenants under our loan agreements and may not be in compliance with future covenants under our new credit facility.
At March 31, 2010, we were not in compliance with the financial covenants under our loan agreement with The PrivateBank and Trust Company (PrivateBank). This constituted an event of default under the terms of our loan agreement with Private Bank (the PrivateBank Loan Agreement) which gave PrivateBank the ability to provide us with notice that it is exercising its rights under the PrivateBank Loan Agreement to demand payment in full of the outstanding indebtedness under the PrivateBank Loan Agreement.  On June 25, 2010, we entered into a second amendment to the PrivateBank Loan Agreement pursuant to which PrivateBank waived any event of default under the PrivateBank Loan Agreement resulting from the covenant violations for the fiscal quarters ended December 31, 2009 and March 31, 2010, adjusted certain financial covenants, and required modification to certain terms of the promissory notes issued to Robin Risser, our COO, and Steve Williamson, our CTO, in connection with our acquisition of Picometrix, LLC (Picometrix) in 2005 (the Picometrix Notes).   On August 27, 2010, we entered into a third amendment to the PrivateBank Loan Agreement pursuant to which PrivateBank waived any event of default under the PrivateBank Loan Agreement resulting from the our  failure to modify the Picometrix Notes as required.  On November 30, 2010, we entered into a fourth amendment to the PrivateBank Loan Agreement in which PrivateBank dropped any requirement to amend the Picometrix Notes.  On September 23, 2011, we entered into a fifth amendment renewing the PrivateBank Loan Agreement and modifying certain covenants and terms.  On January 31, 2012, we entered into a loan and security agreement with Silicon Valley Bank (SVB) (and such other documents which constitute the SVB Loan Agreement) and terminated the PrivateBank Loan Agreement.

While we believe we have good relations with SVB, we can provide no assurance that we will be able to obtain waivers or amendments if future covenant violations occur under the SVB Loan Agreement. Failure to obtain such waivers or amendments, if necessary, could materially affect our business, financial condition and results of operations.

Any impairment of goodwill and other intangible assets, could negatively impact our results of operations.

As of March 31, 2012 and March 31, 2011, our consolidated balance sheet included $4.6 million in goodwill. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our business acquisitions.  Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any goodwill value in excess of fair value as determined in an impairment test must be written off in the period of determination.

Intangible assets (other than goodwill) are generally amortized over the useful life of such assets and aggregated to $4.5 million at March 31, 2012.   In addition, from time to time, we may acquire or make an investment in a business which will require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets. We may subsequently experience unforeseen issues with such business which adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations.

We are dependent upon several suppliers for a significant portion of raw materials used in the manufacturing of our products and any significant interruption could have a material adverse affect on our manufacturing.

The principal raw materials we use in the manufacture of our semiconductor components and sensor assemblies are silicon and III-V wafers, chemicals and gases used in processing wafers, gold wire, lead frames, specialized semiconductor amplifiers, and a variety of packages and substrates, including metal, printed circuit board, flex circuits, ceramic and plastic packages. All of these raw materials can be obtained from several suppliers. However, we depend on suppliers whose components have been qualified into our products and who could disrupt our business if they stop, decrease or delay shipments or if the components they ship have quality or consistency issues.  During the last several years, the number of suppliers of components has decreased significantly and, more recently, demand for components has increased rapidly. Any supply deficiencies relating to the quality or quantities of components we use to manufacture our products could adversely affect our ability to fulfill customer orders and our results of operations. During our fiscal 2012, we continued to experience some limitations on the components available from certain of our suppliers, which reduced our revenue growth for the year.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act) contains provisions to improve the transparency and accountability concerning the supply of minerals originating from the conflict zones of the Democratic Republic of Congo (DRC) and adjoining countries. As a result, the SEC is required to establish new annual disclosure and reporting requirements for those companies who use “conflict” minerals mined from the DRC and adjoining countries in their products. When these new requirements are implemented, they could affect the sourcing and availability of minerals used in the manufacture of semiconductor devices. As a result, we cannot assure you that we will be able to obtain products at competitive prices and there may be additional costs associated with complying with the new due diligence procedures as required by the SEC. Also, since our supply chain is complex, we may face reputational challenges with our customers and other stakeholders if we are unable to sufficiently verify the origins for all metals used in our products through the due diligence procedures that we implement.

We depend on a limited number of suppliers who could disrupt our business if they stopped, decreased, delayed or were unable to meet our demand for shipments of their products.

Our suppliers, including our sole source suppliers, may experience manufacturing delays or shut downs due to circumstances beyond their control such as earthquakes, floods, fires or other natural disasters.  Any supply deficiencies relating to the quality or quantities of materials or equipment we use to manufacture our products could materially adversely affect our ability to fulfill customer orders and our results of operations. Lead times for the purchase of certain materials and equipment from suppliers have increased and in some cases have limited our ability to rapidly respond to increased demand, and may continue to do so in the future. These conditions have been exacerbated by suppliers, customers and companies reducing their inventory levels in response to the recent macroeconomic downturn. We are currently evaluating the capabilities of additional potential contract manufacturing partners to ensure we have a scalable and cost effective manufacturing strategy appropriate for executing our business objectives over a long-term horizon. To the extent we introduce additional contract manufacturing partners, introduce new products with new partners and/or move existing internal or external production lines to new partners, we could experience supply disruptions during the transition process.

Customer acceptance of our products is dependent on our ability to meet changing requirements, and any decrease in acceptance could adversely affect our revenue.

Customer acceptance of our products is significantly dependent on our ability to offer products that meet the changing requirements of our customers, including telecommunication, military, medical and industrial corporations, as well as government agencies.  Any decrease in the level of customer acceptance of our products could have a material adverse affect on us.
Our products must meet exacting specifications, and defects and failures may occur, which may cause customers to return or stop buying our products.

Our customers generally establish demanding specifications for quality, performance and reliability that our products must meet. However, our products are highly complex and may contain defects and failures when they are first introduced or as new versions are released. Our products are also subject to rough environments as they are integrated into our customer products for use by the end customers. If defects and failures occur in our products, we could experience lost revenue, increased costs, including warranty expense and costs associated with customer support, delays in or cancellations or rescheduling of orders or shipments, product returns or discounts, diversion of management resources or damage to our reputation and brand equity, and in some cases consequential damages, any of which would harm our operating results. In addition, delays in our ability to fill product orders as a result of quality control issues may negatively impact our relationship with our customers. We cannot assure you that we will have sufficient resources, including any available insurance, to satisfy any asserted claims.

If any of our products are found to have, or suspected to have, security vulnerabilities, then we could incur significant costs and damage to our reputation.

If any of our products are found to have significant security vulnerabilities, then we may need to dedicate engineering and other resources to eliminate the vulnerabilities and to repair or replace products already sold or licensed to our customers. In addition, our customers and potential customers could perceive our products as unreliable, making it more difficult for us to sell our products.

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

If the end user customers that purchase systems from our customers fail to qualify or delay qualifications of any products sold by our customers that contain our products, our business could be harmed. The qualification and field testing of our customers’ systems by end user customers is long and unpredictable. This process is not under our control or our customers, and, as a result, timing of our sales is unpredictable. Any unanticipated delay in qualification of one of our customers’ products could result in the delay or cancellation of orders from our customers for products included in their equipment, which could harm our results of operations.

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

In addition, we utilize third-party distributors to act as our representative for the geographic region that they have been assigned. Sales through distributors represent approximately 11% of total revenue. Significant terms and conditions of distributor agreements include FOB source, net 30 days payment terms, with no return or exchange rights, and no price protection. Since the product title transfers to the distributor at the time of shipment, the products are not considered inventory on consignment. Our success is dependent on these distributors finding new customers and receiving new orders from existing customers.

We are subject to the Foreign Corrupt Practice Act (FCPA) and other laws that prohibit improper payments to foreign governments and their officials for the purpose of obtaining or retaining business. Our activities in our overseas markets create the risk of unauthorized payments or offers of payments by one of our employees, consultants, sales agents or distributors, because these parties are not always subject to our control. While it is our policy to implement safeguards to discourage these practices, our existing safeguards and any future improvements may prove to be less than effective, and our employees, consultants, sales agents or distributors may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, certain governmental authorities may seek to hold us liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

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

Uncertainty in customer forecasts of their demands and other factors may lead to delays and disruptions in manufacturing, which could result in delays in product shipments to customers and could adversely affect our business. Flooding in Thailand in our December quarter resulted in dramatically reduced telecommunication revenues for us as our customers’ supply chains were and continue to be disrupted.  There can be no assurance that further natural disasters will not affect our revenues.

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

In fiscal 2012, approximately 27% of our sales were related to products and services purchased by federal government contractors. Our business depends upon continued federal government expenditures on defense, intelligence, homeland security, aerospace and other programs that we support.  In fiscal 2012, our sales to federal government contractors increased 9%. In addition, foreign military sales are affected by U.S. government regulations, regulations by the purchasing foreign government and political uncertainties in the U.S. and abroad.  There can be no assurance that the federal government budget (including defense and military) will continue to grow or that sales of defense related items to foreign governments will continue at present levels. The terms of defense contracts with the U.S. government generally permit the government to terminate such contracts, with or without cause, at any time. Any unexpected termination of a significant U.S. government contract with a military contractor that we sell our products to could have a material adverse affect on us.

Our industry is highly competitive and fragmented, which can result in future competitors against which we cannot compete.

We compete with a range of companies in our target markets, some of which have more financial and operational resources than we do. Because we specialize in custom high performance devices requiring a high degree of engineering expertise to meet the requirements of specific applications, we generally do not compete to any significant degree with other large United States, European or Pacific Rim high volume manufacturers of standard “off the shelf” optoelectronic components.  We cannot assure you that we will be able to compete successfully in our markets against these or any future competitors.

Decreases in average selling prices of our products may reduce operating profit and net income, particularly if we are not able to reduce our expenses commensurately.

The market for optical components and subsystems continues to be characterized by declining average selling prices resulting from factors such as increased price competition among optical component and subsystem manufacturers, excess capacity, the introduction of new products and increased unit volumes as manufacturers continue to deploy network and storage systems. Beginning in the fourth quarter of our fiscal 2012, we have observed a significant acceleration in the decline of average selling prices, primarily in the telecommunications market. We anticipate that average selling prices will continue to decrease in the future in response to product introductions by our competitors or us, or in response to other factors, including price pressures from significant customers. In order to sustain profitable operations, we must, therefore, reduce the cost of our current designs or continue to develop and introduce new products on a timely basis that incorporate features that can be sold at higher average selling prices. Failure to do so could cause our sales and operating profit to decline.

Our cost reduction efforts may not keep pace with competitive pricing pressures. To remain competitive, we must continually reduce the cost of manufacturing our products through design and engineering changes. We may not be successful in redesigning our products or delivering our products to market in a timely manner. We cannot assure you that any redesign will result in sufficient cost reductions enabling us to reduce the price of our products to remain competitive or maintain our operating profit and net income.

Shifts in our product mix may result in declines in operating income and net income.

Our gross profit margins vary among our product platforms, and are generally highest on our Terahertz products. Our overall operating income has fluctuated from period to period as a result of shifts in product mix, the introduction of new products, decreases in average selling prices for older products and our ability to reduce product costs, and these fluctuations are expected to continue in the future. If our customers decide to buy more of our products with low gross profit margins and fewer of our products with high gross profit margins, our total gross profits could be adversely affected.

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

Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and internal procedures, to establish and protect our proprietary rights. We utilize proprietary design rules and processing steps in the development and fabrication of our PIN photodiodes, APD photodiodes and our THz systems and sensors. In addition, our products rely upon over 193 patents or patents pending. There can be no assurance that any issued patents will provide us with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent utilized by us, or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and to prevent the infringement of a patent could be substantial and could have a material adverse affect on our operating results. Furthermore, there can be no assurance that our PIN photodiodes, APD photodiodes and THz technology will not infringe on patents or rights owned by others, licenses to which might not be available to us. Based on limited patent searches, contacts with others knowledgeable in the field of PIN photodiodes, APD photodiodes and our THz technology, and a review of the published materials, we believe that our competitors hold no patents, licenses or other rights to the PIN photodiodes, APD photodiodes and our THz technology which would preclude us from pursuing our intended operations.
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

If we were to undertake a substantial acquisition for cash, the acquisition would likely need to be financed in part through bank borrowings or the issuance of public or private debt. This acquisition financing would likely increase our ratio of debt to equity and adversely affect other leverage criteria. Under our existing SVB Loan Agreement, we are required to obtain SVB’s consent prior to incurring additional indebtedness. We are also restricted from paying cash dividends on our capital stock. We cannot assure you that the necessary acquisition financing would be available to us on acceptable terms if and when required. If we were to undertake an acquisition for equity, the acquisition may have a dilutive effect on the interests of the holders of our Common Stock.

We may be liable for damages based on product liability claims brought against our customers in our end-use markets.

Many of our products may provide critical performance attributes to our customers’ products that will be sold to end users who could potentially bring product liability suits in which we could be named as a defendant. The sale of these products involves the risk of product liability claims. If a person were to bring a product liability suit against one of our customers, this customer may attempt to seek contribution from us. A person may also bring a product liability claim directly against us. A successful product liability claim or series of claims against us in excess of our insurance coverage for payments, for which we are not otherwise indemnified, could have a material adverse effect on our financial condition or results of operations. We have acquired product liability coverage of up to $2 million.

Our current and planned systems, procedures and controls may not be adequate to support our future operations.

The laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Act and the rules adopted or proposed by the SEC, will result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements. New rules could make it more difficult or more costly for us to comply with regulatory requirements, including our reporting obligations under the Exchange Act, and obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs to comply with any new rules and regulations, or if compliance can be achieved.

We have incurred significant losses in prior periods and may incur losses in the future.
We have incurred significant losses in prior periods. We recorded a net loss of $2.1 million for the year ended March 31, 2012 and ended the period with an accumulated deficit of $39.8 million. In addition, we recorded net losses of $1.9 million and $3.7 million for the years ended March 31, 2011 and 2010 respectively. There can be no assurance that we will have sufficient revenue growth to offset expenses or to achieve profitability in future periods.

We may dispose of or discontinue existing product lines and technology developments, which may adversely impact our future results.

On an ongoing basis, we evaluate our various product offerings and technology developments in order to determine whether any should be discontinued or, to the extent possible, divested. We cannot guarantee that we have correctly forecasted, or will correctly forecast in the future, the right product lines and technology developments to dispose or discontinue or that our decision to dispose of or discontinue various investments, products lines and technology developments is prudent if market conditions change. In addition, there are no assurances that the discontinuance of various product lines will reduce our operating expenses or will not cause us to incur material charges associated with such decision. Furthermore, the discontinuance of existing product lines entails various risks, including the risk that we will not be able to find a purchaser for a product line or the purchase price obtained will not be equal to at least the book value of the net assets for the product line. Other risks include managing the expectations of, and maintaining good relations with, our customers who previously purchased products from our disposed or discontinued product lines, which could prevent us from selling other products to them in the future. We may also incur other significant liabilities and costs associated with our disposal or discontinuance of product lines, including employee severance costs and excess facilities costs.

We are increasingly dependent on information technology systems and infrastructure.

We rely to a large extent on sophisticated information technology systems and infrastructure. The size and complexity of these systems make them potentially vulnerable to breakdown, malicious intrusion, and random attack. Likewise, confidentiality or data privacy breaches by employees or others with permitted access to our systems may pose a risk that trade secrets, personal information, or other sensitive data may be exposed to unauthorized persons or to the public. While we have invested heavily in the protection of data and information technology, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could adversely affect our business.

Risks Relating to Our Class A Common Stock

Our share price has been volatile in the past and may decline in the future.

Our Class A Common Stock has experienced significant market price and volume fluctuations in the past and may experience significant market price and volume fluctuations in the future in response to factors such as the following, some of which are beyond our control:

●	quarterly variations in our operating results;
●	operating results that vary from the expectations of securities analysts and investors;
●	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;
●	announcements of technological innovations or new products by us or our competitors;
●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	changes in the status of our intellectual property rights;
●	announcements by third parties of significant claims or proceedings against us;
●	additions or departures of key personnel;
●	future sales of our Class A Common Stock or securities exercisable or convertible into shares of Class A Common Stock;
●	stock market price and volume fluctuations; and
●	general economic conditions.

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

Future sales of our Class A Common Stock in the public market could lower our stock price, and conversion of our warrants and any additional capital raised by us may dilute your ownership.

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

We do not intend to pay dividends and are precluded from doing so while our SVB Loan Agreement is outstanding.

We have never declared or paid any cash dividends on our Class A Common Stock and we are currently precluded from doing so while the SVB Loan Agreement with SVB is outstanding. Even in the event the SVB Loan Agreement is terminated, we currently intend to retain future earnings, if any, to finance operations and expand our business and, therefore, do not expect to pay any dividends in the foreseeable future.

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

Item 2.    Properties

We lease all of our executive offices, research, marketing and manufacturing facilities under non-cancellable operating leases.  At March 31, 2012, those leases consisted of approximately 90,100 square feet in two facilities. The lease for our facility located in Camarillo, California was amended in December 2008 and is now leased through February 2014.   In January 2010, our wholly owned subsidiary, Picometrix LLC, entered into a "Fourth Addendum & Extension Agreement" for our lease of the Ann Arbor, MI facility, which extended the lease to May 31, 2021. The 50,000 sq. ft. facility houses our research, development and manufacturing operations for the terahertz and high-speed optical receiver product platforms, corporate headquarters, and the semiconductor micro-fabrication facility for all three of our product platforms. The state-of-the-art facility was completed in 2001 and was designed to meet our unique requirements, including InP and GaAs material growth, semiconductor micro-fabrication, and precision hybrid assembly and high-speed testing. In addition, the facility includes an industry leading HSOR laboratory and three secure user laboratories for collaborative terahertz application development.

Item 3.    Legal Proceedings

None

Item 4.    Mine Safety Disclosures

Not Applicable

PART II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Class A Common Stock is traded on the NYSE Amex (AMEX) under the symbol "API".

Stock Performance Graph

The graph below provides an indicator of our cumulative total stockholder return as compared with the AMEX Composite Index and the AMEX Technology Index.  The graph assumes an initial investment of $100.  The graph covers a period of time beginning in March 25, 2007, through March 31, 2012, which represents the last trading day of the year.

 At June 22, 2012, we had 114 holders of record for the Class A Common Stock (including shares held in street name), representing approximately 5,077 beneficial owners of the Class A Common Stock.

Quarterly Stock Market Data

The following table sets forth the high and low closing prices of our Class A Common Stock by quarter for fiscal years 2012 and 2011.

Common Stock Price
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2012	2011	2012	2011	2012	2011	2012	2011
Common Stock1
High	$1.96	$.59	$1.30	$.99	$1.03	$1.77	$.88	$2.63
Low	$1.36	$.42	$.90	$.50	$.53	$.88	$.58	$1.51
1 Price ranges on the NYSE AMEX.

We have never paid any cash dividends on our capital stock and are currently precluded from doing so while the SVB Loan Agreement is outstanding.  Even in the event the SVB Loan Agreement is terminated, we intend to retain earnings, if any, for use in our business and do not anticipate that any funds will be available for the payment of cash dividends on our outstanding shares in the foreseeable future.

Repurchases of Equity

We have made no repurchases of our common stock during our fourth fiscal quarter ended March 31, 2012.

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

Global Economic Conditions

The credit markets and the financial services industry continue to experience a period of significant disruption characterized by the bankruptcy, failure, collapse or sale of various financial institutions, increased volatility in securities prices, severely diminished liquidity and credit availability and a significant level of intervention from the United States and other governments. Continued concerns about the current economic environment, energy costs, geopolitical issues, the availability and cost of credit, the global commercial and residential real estate markets and related mortgage markets and  consumer confidence have contributed to increased market volatility and diminished expectations for most developed and emerging economies. As a result of these market conditions, the cost and availability of capital and credit has been and may continue to be adversely affected by uncertain credit markets and wider credit spreads. Continued turbulence in the United States and international markets and economies could restrict our ability to refinance our existing indebtedness, increase our costs of borrowing, limit our access to capital necessary to meet our liquidity needs and materially harm our operations or our ability to implement our business strategy.

Our Business

 We are a leading supplier of optoelectronic semiconductors packaged into high-speed optical receivers, custom optoelectronic subsystems and Terahertz instrumentation, serving a variety of global OEMs.  Our patented high-speed optical receivers include Avalanche Photodiode (APD) technology and PIN (positive-intrinsic-negative) photodiode technology based upon III-V materials, including InP, InAlAs, and GaAs. Our optoelectronic subsystems are based on our silicon Large Area Avalanche Photodiode (LAAPD), PIN photodiode, FILTRODE® detectors and LED assemblies. Our Terahertz sensor product line is targeted at the industrial, homeland security and military markets. Using our patented fiber coupled technology and high speed Terahertz generation and detection sensors, we are engaged in transferring Terahertz technology from the  laboratory to the factory floor for use in non-destructive testing and real time quality control.

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

Revenue Recognition

Revenue is derived principally from the sales of our products.  We recognize revenue when the basic criteria of SEC Staff Accounting Bulletin No. 104 are met. Specifically, we recognize revenue when persuasive evidence of an arrangement exists, usually in the form of a purchase order, when shipment has occurred since title and risk of loss passes at that time, or when services have been rendered, the price is fixed or determinable and collection is reasonably assured in terms of both credit worthiness of the customer and there are no post shipment obligations or uncertainties with respect to customer acceptance.

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

We predominantly sell directly to original equipment manufacturers with a direct sales force with limited sales through representatives, VAR's and distributors.  Distributor and VAR sales represented approximately 11% of total revenue for the year ended March 31, 2012.  Significant terms and conditions of distributor agreements include FOB source, net 30 days payment terms, with no return and limited exchange rights, and no price protection.  Since the product transfers title to the distributor at the time of shipment by us, the products are not considered inventory on consignment.

Revenue is also derived from technology research and development contracts. We recognize revenue from these contracts as services and/or materials are provided.

Impairment of Long-Lived Assets

As of March 31, 2012 and March 31, 2011, our consolidated balance sheet included $4.6 million in goodwill. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our business acquisitions.

Goodwill and intangible assets that are not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the asset to our carrying amount, as defined. This guidance requires a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the asset exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.  We have selected March 31 as the date for our annual impairment test.

We continue to meet the criteria of operating in a single segment and having a single reporting unit.  We determine the fair value of our single reporting unit to be equal to our market capitalization plus a control premium.  Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of our Class A Common Stock over a 10-day trading period before and a 10-day trading period after each assessment date.  We use this 20-day duration to remove inherent market fluctuations that may affect any individual closing price.  We believe that our market capitalization alone does not fully capture the fair value of our business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of our business.  As such, in determining fair value, we add a control premium, which seeks to give effect to the increased consideration a potential acquirer would be required to pay in order to gain sufficient ownership to set policies, direct operations and make decisions.  Our valuation as of March 31, 2012 indicated there were no impairments of Goodwill as the fair value calculated as described above was $26.6 million including a control premium of $5.0 million, while our carrying value including Goodwill was $18.7 million.

As evidenced above, our stock price and control premium are significant factors in assessing our fair value for purposes of the goodwill impairment assessment. Our stock price can be affected by, among other things, changes in industry or market conditions, changes in our results of operations, and changes in our forecasts or market expectations relating to future results. Our stock price has fluctuated from a high of $2.06 to a low of $0.48 on an intra-day basis during fiscal 2012.

The carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include our assumptions of cash inflows and outflows directly resulting from the use of that asset, or group of assets used in conjunction with the specific asset, in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset, or asset group, over its then estimated fair value.  As a result of the current year operating loss, we performed an impairment evaluation and concluded that for the fiscal year ended March 31, 2012 there were no impairments of any amortizing intangibles or property and equipment expected based upon future undiscounted cash flows over the remaining estimated lives.

Accounting for Income Taxes

Income tax provisions and benefits are made for taxes currently payable or refundable, and for deferred income taxes arising from future tax consequences of events that were recognized in the our financial statements or tax returns and tax credit carry forwards. The effects of income taxes are measured based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets to an amount that will more likely than not be realized in accordance with FASB guidance pertaining to accounting for income taxes.

As part our assessment of the need for a valuation allowance, we consider all available evidence, both positive and negative, including our recent operating results and our forecasting process.  We forecast taxable income through our budgeting and planning process each year. The process takes into account existing contracts, firm sales backlog, and projected sales based upon customer supplied forecasts of product purchases, resources needed to fulfill these customers’ requirements, and extraordinary expenses that may be part of long-term initiatives to increase shareholder value through revenue growth and efficiency improvements leading to profit improvement. We have substantial history, more than 10 years in most cases, with our customers and markets on which our forecasts are based.

At March 31, 2012, we had net operating loss carry forwards (NOL’s) of approximately $20.6 million for Federal income tax purposes and $5.9 million for Michigan and California state income tax purposes that expire at various dates through fiscal year 2032. The tax laws related to the utilization of loss carry forwards are complex and the amount of the loss carry forward that will ultimately be available to offset future taxable income may be subject to annual limitations under Internal Revenue Code (IRC) Section 382 resulting from changes in the ownership of our Common Stock.

We performed an analysis to determine whether an ownership change under IRC Section 382 had occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of the net operating loss carry forwards attributable to periods before the change.  As of March 31, 2012, we believe there are no limitations on the use of these Federal NOLs.

At March 31, 2012, we had net deferred tax assets before consideration of a valuation allowance of approximately $9.2 million, mainly consisting of net operating loss carry-forwards. In assessing the realizability of deferred tax assets, we have determined that at this time it is “more likely than not” that deferred tax assets will not be realized, primarily due to uncertainties related to our ability to utilize the net operating loss carry-forwards before they expire based on the negative evidence of our recent years’ history of losses, including tax losses in two of the last three years and cumulative taxable losses over the past three years, outweighing the positive evidence of taxable income projections in future years. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during those periods in which those temporary differences become deductible or within the periods before NOL carry forwards expire. As of both March 31, 2012 and March 31, 2011, we recorded a full valuation allowance on our net deferred taxes.

The calculation of federal income taxes involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step involves evaluating the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step involves estimating and measuring the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. Our evaluation of uncertain tax positions is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.  We have taken no tax positions which would require disclosure.  Although the IRS is not currently examining any of our income tax returns, tax years 2008 to 2011 remain open and are subject to examination.

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

Results of Operations

Fiscal Year Ended March 31, 2012 Compared to Fiscal Year Ended March 31, 2011

Revenues

We predominantly operate in one industry segment, light and radiation detection devices, and sell to five major markets including telecommunications, industrial sensing/Non-destructive Testing, military and aerospace, medical, and homeland security.  Revenues by market consisted of the following:

	Year ended
	March 31, 2012		March 31, 2011
Telecommunications	$11,865,000	40%	$11,000,000	38%
Industrial Sensing/NDT	10,813,000	36%	11,618,000	40%
Military/Aerospace	4,308,000	15%	4,836,000	17%
Medical	1,164,000	4%	828,000	3%
Homeland Security	1,345,000	5%	556,000	2%
Total Revenues	$29,495,000	100%	$28,838,000	100%

Our total revenues for fiscal 2012 were $29.5 million, an increase of approximately $660,000, or 2%, from revenues of $28.8 million for fiscal 2011. Three of our five market segments showed growth in fiscal 2012 relative to fiscal 2011.

Telecommunications sales were $11.9 million, an increase of $865,000 or 8% from fiscal 2011. This increase in our telecommunications revenues for fiscal 2012 was the result of our product development investment over the past few years and growth in the 40G and emerging 100G markets.  Our Telecommunications revenue in the fourth quarter decreased approximately 39% ($1.5 million) from the prior year fourth quarter and increased approximately 23% ($437,000) from the third quarter of the current year.  We saw sequential quarterly revenue improvement as some of our customers began to recover from the supply chain disruption caused by the flooding in Thailand, although volumes have not returned to the levels experienced in the comparable quarter last year.  In addition, we are seeing price decreases in certain segments which reduced the revenue on a comparable basis.

Industrial Sensing/NDT market revenues were $10.8 million in fiscal 2012, a decrease of 7% ($805,000) from fiscal 2011 revenues of $11.6 million. Our Industrial Sensing/NDT revenue in the fourth quarter of the current year decreased 9% ($230,000) from the comparable prior year quarter. These decreases are the result of lower revenue from several of our Optosolutions customers.  Revenues in this market during the fourth quarter of the current year also decreased approximately 24%, or $727,000, from the third quarter of the current year as several industrial customers invested in Terahertz research systems in our third quarter and similar sales did not occur in the fourth quarter.

Military/Aerospace market revenues were $4.3 million in fiscal 2012, a decrease of 11% ($528,000) from the comparable prior year revenues of $4.8 million, due to timing on certain government development contracts.  Our military/aerospace market revenue in the fourth quarter of the current year increased 32% ($287,000) from the prior year fourth quarter due to timing of orders from our Optosolution customers.  Our military/aerospace market revenues increased 3% ($36,000) from the third quarter of the current year. This increase was attributable primarily to the increase in funding of a terahertz development contract.

Medical market revenues increased $336,000 or 41% to $1.2 million from the prior year revenue of $828,000.  Our medical market revenue in the fourth quarter of the current year increased 120% ($183,000) from the prior year fourth quarter of $152,000, and increased 8% ($27,000) from the third quarter of the current year.  The increases were primarily a result of increased sales from existing customers in fiscal year 2012.

Homeland security revenues increased 142% ($789,000) from the prior year revenue of $556,000.  Although our Homeland Security market revenue in the fourth quarter of the current year increased $213,000 (181%) from the third quarter of the current year, our revenue decreased $132,000 (or 29%) over the prior year fourth quarter.  All fluctuations were the result of the timing of revenues associated with the In-Q-Tel development contract.  We have completed the development phase of this contract and any revenues for our fiscal 2013 will be dependent on a follow-on contract by In-Q-Tel, adoption by the Transportation Security Administration of our Terahertz based anomaly detectors in their security screening process or purchases from other entities to use our Terahertz based anomaly detection screening system.

In looking out to next year, we believe telecom revenues in FY 2013 will be flat to slightly up for the year and heavily weighted to the second half. We expect growth in the industrial/NDT market in fiscal year 2013 driven by the increasing adoption of the of the Terahertz products for use in process control and non-destructive testing.   The Military/Aerospace market is expected to be flat to down primarily driven by the wind down of worldwide conflicts and federal deficit reduction efforts curtailing defense spending.  We expect Medical market revenues to grow in fiscal year 2013.  Our guidance does not include any meaningful homeland security revenue for fiscal year 2013 as our products are currently under evaluation by the TSA.  Overall, we expect fiscal year 2013 to be one of transition as the telecom market recovers and THz adoption accelerates.

Gross Profit

Gross Profit was $11.9 million (or 40% of revenue), compared to the prior year of $12.4 million (43% of revenue), a decrease of $501,000.  The lower gross profit rate was due primarily to lower gross margin percentage experienced on the THz and Optosolutions products.  Gross margin dollars have decreased because of lower sales volumes obtained in our Optosolutions products.   Gross profit in the fourth quarter of fiscal 2012 was $2.2 million (34% of revenue) versus $3.5 million (44% of revenue) during the prior year fourth quarter as price pressures in our HSOR product line prior to implementation of cost reductions affected the dollars and rate.  We expect to complete cost reductions on our HSOR products in the first half of fiscal 2013 to restore more normal margins in the second half of fiscal 2013.  Gross profit was $2.7 million (41% of revenue) in the third quarter of fiscal 2012 and declined by approximately $500,000 in the fourth quarter of fiscal 2012, predominantly due to product mix and the HSOR pricing pressures.

Operating Expenses

Research and Development expenses (R&D) -- Our R&D expenses increased approximately 16%, or $910,000, over the prior year. R&D expenses of $6.5 million for fiscal 2012 compared to $5.6 million in fiscal 2011 were 22% and 20% of sales, respectively. In fiscal 2012, we increased headcount to develop the next generation 40G/100G HSOR products, and accelerate THz application and market development.  These investments have allowed us to gain customer acceptance on these new products and move THz from the laboratory to promising applications in security, process control and non-destructive testing.

Sales and Marketing expenses (S&M) – S&M expenses increased $307,000 (or 16%) to $2.2 million (7% of sales) in fiscal 2012 compared to $1.9 million (7% of sales) in fiscal 2011.  The increased spending was spread equally between our three product lines including higher HSOR commissions, increased Optosolutions salespeople, and THz market development support.

General and Administrative expenses (G&A) -- G&A expenses increased $380,000 to approximately $4.4 million (15% of sales) for fiscal 2012, as compared to $4.0 million (14% of sales) for fiscal 2011. The increase was primarily attributable to the hiring of a new Chief Financial Officer, related relocation and recruiting fees and stock compensation expense.

Amortization expense decreased approximately $260,000 to $1.3 million compared to the prior year of approximately $1.6 million.  We use the cash flow amortization method on the majority of our intangible assets which results in a declining expense profile over the life of the assets.

Financing and Other Income (Expense), net

Interest income for fiscal 2012 was approximately $5,000, the same as in fiscal 2011.

Interest expense for fiscal 2012 was $164,000 as compared to $237,000 in fiscal 2011, a decrease of $73,000, primarily attributable to lower interest rates and reductions in debt obligations with certain related parties and the Michigan Economic Development Corporation.

For the year ended March 31, 2012, there was a reduction in the fair value of the warrant liability that triggered other income of $706,000 which compared to other expense of $491,000 for the year ended March 31, 2011.  FASB guidance requires certain of our outstanding warrants to be recorded as a liability at fair value with subsequent changes in fair value recorded in earnings. The fair value of the warrant is determined using a Monte Carlo option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. The income of $706,000 related to the change in fair value of the warrant liability for fiscal 2012 is primarily due to the decrease in our stock price and declining contractual life.

During fiscal year 2011, we recorded a loss on debt extinguishment of $318,000, as a result of amending the Picometrix Notes, which did not reoccur in fiscal 2012.

Net loss for fiscal 2012 was $2.1 million ($0.07 per share), as compared to net loss of $1.9 million ($0.07 per share) in fiscal 2011, an increase in the loss of approximately $200,000.  The increase in losses for the year were primarily attributable to the lower gross margin realized of $501,000, increased R&D and SG&A expenses of $1.6 million, offset by lower interest expense of approximately $100,000 and a net reduction in non-cash charges of $1.8 million which includes lower amortization of intangibles of $300,000, a decrease in the fair value on our warrants causing a change in expense of $1.2 million and no loss on debt extinguishments.

Liquidity and Capital Resources

At March 31, 2012, we had cash and cash equivalents of $3.2 million, a decrease of $1.5 million from $4.7 million as of March 31, 2011 as the proceeds from the equity offering in the fourth quarter of fiscal 2011 were used to pay down certain debt obligations including insider debt in fiscal 2012. Cash generated from operating activities in fiscal 2012 were $130,000, offset by a reduction in cash from investing activities of $281,000 and a reduction in cash from financing activities of $1.3 million.

Operating Activities

Net cash provided by operating activities of $130,000 for the year ended March 31, 2012 was the result of net cash provided by operations of $100,000 and by net cash provided by changes in operating assets and liabilities of $30,000.  The net cash provided by operations included a net loss of $2.1 million and non cash income of $706,000 for the change in the fair value of warrants; offset by non-cash expenses of $2.9 million from depreciation, amortization and stock based compensation expense.  The net cash provided by changes in operating assets and liabilities of $30,000 primarily resulted from a reduction in inventory offset by decreases in accounts payable as our production levels in fiscal 2012 were lower than the end of fiscal 2011.

Net cash used in operating activities of $473,000 for the year ended March 31, 2011 was primarily the result of net cash provided by operations of $1.7 million offset by net cash used in changes in operating assets and liabilities of $2.2 million.  The net cash provided by operations included a net loss of $1.9 million, offset by non-cash expenses of $3.6 million, including $2.8 million from depreciation, amortization and stock based compensation expense; approximately $491,000 for the change in the fair value of warrant liability; and $318,000 from the loss on debt extinguishment.  The net use of cash for changes in operating assets and liabilities of $2.2 million was primarily a result of higher revenues which increased accounts receivable by $1.9 million, inventories by $1.1 million and prepaid assets by $323,000, offset by increases in accounts payable of $1.1 million.

Investing Activities

Net cash used in investing activities was $282,000 for the year ended March 31, 2012, consisting of capital expenditures of $583,000 and patent expenditures of $199,000, offset by the elimination of restricted cash of $500,000 required under the PrivateBank Loan Agreement.

Net cash used in investing activities was approximately $1.6 million for the year ended March 31, 2011.  The amount consisted of capital expenditures of approximately $1.4 million and patent expenditures of $251,000.

Financing Activities

Net cash used in financing activities was approximately $1.3 million for the year ended March 31, 2012.  The amount consisted of a net increase in bank debt of $319,000 offset by the payoff of related party debt of approximately $1.2 million, and the reduction in MEDC/MSF debt of $510,000.

Net cash provided by financing activities was $5.1 million for the year ended March 31, 2011.  The amount consisted of net proceeds from the sale of Class A Common Stock of $6.6 million, proceeds from the exercise of stock options of $105,000 and proceeds from the exercise of warrants of $243,000. These were partially offset by a net reduction in debt of $1.8 million.

Debt

Bank Debt

On September 25, 2008, we executed a loan agreement (the PrivateBank Loan Agreement) with The PrivateBank and Trust Company (PrivateBank). The initial PrivateBank Loan Agreement provided us with a term loan and a $3.0 million line of credit.  On September 23, 2011, we entered into a fifth amendment to the PrivateBank Loan Agreement (the Fifth Amendment) which established a new $1.0 million term loan and extended the existing $3.0 million line of credit. The term loan was to be repaid in monthly principal payments of $20,833, plus interest at prime plus 0.5%, until maturity on October 1, 2015.  The line of credit incurred interest at prime plus 0.5% and any outstanding borrowings were due on September 25, 2014. The availability under the line of credit was determined by a calculation of a borrowing base that includes a percentage of accounts receivable and inventory.

The line of credit was guaranteed by each of our wholly-owned subsidiaries and the term loan was secured by a security agreement among API, our subsidiaries and PrivateBank, pursuant to which PrivateBank received a first-priority security interest in certain described assets.

The PrivateBank Loan Agreement contained financial covenants including minimum debt service coverage ratio, adjusted EBITDA level, and net worth requirements, each as defined in the Loan Agreement.

On January 31, 2012, we entered into a loan and security agreement (and such other documents which constitute the SVB Loan Agreement) with Silicon Valley Bank (SVB) and terminated the PrivateBank Loan Agreement by paying off the outstanding balances.  The terms of the SVB Loan Agreement provide for a $5 million line of credit with a $3 million Export-Import (EX-IM) sublimit at an interest rate that ranges from prime plus 50 basis points on up to prime plus 375 basis points depending on our liquidity ratio and adjusted six month rolling EBITDA as defined in the SVB Loan Agreement.   The SVB Loan Agreement contains a covenant for an initial minimum six month rolling adjusted EBITDA of negative $1,250,000 which reduces over time to $1 as of April, 2013.  There is also a minimum liquidity ratio of 2.25 based on outstanding cash, receivables and debt as defined in the SVB Loan Agreement.     The amount that can be drawn on the line of credit is subject to a formula based on our outstanding receivables and inventory.   In addition, the SVB Loan Agreement provides for a $1 million term loan with principal payable over three years in equal monthly installments and interest at a rate ranging from prime plus 100 basis points to prime plus 425 basis points dependent on our liquidity ratio and adjusted six month rolling EBITDA as defined in the SVB Loan Agreement. Under the SVB Loan Agreement, we may prepay all, but not less than all, of the term loan by paying a prepayment premium equal to (i) 1.00% of the amount outstanding if prepayment occurs before the first anniversary of the term loan; (ii) 0.50% of the amount outstanding if prepayment occurs after the first, but before the second anniversary of the term loan; and (iii) 0.25% of the amount outstanding if prepayment occurs after the second anniversary of the term loan.  In addition, if the term loan becomes due and payable because of the occurrence and continuance of an Event of Default (as defined in the SVB Loan Agreement), we will be required to pay a termination fee equal to 1.00% of the amount outstanding.  The interest rate on the SVB term loan and line of credit as of March 31, 2012 were 5.25% and 4.75%, respectively. We had $500,000 outstanding on the SVB line of credit with approximately $2.8 million in additional borrowing capacity as of March 31, 2012.

The EX-IM line of credit with SVB is guaranteed by us and our subsidiaries and all borrowings under the SVB Loan Agreement are secured by a first priority security interest that we and our subsidiaries granted to SVB over substantially all our respective assets.  As of March 31, 2012, we have been and expect to be in compliance with the related liquidity and adjusted EBITDA covenant with SVB. The term of the SVB term loan and line of credit is three years and two years, respectively, the latter of which can be extended by mutual consent.

Total interest payments made to our bank lenders’ during the years ended March 31, 2012 and March 31, 2011 were approximately $48,000 and $112,000, respectively.

MEDC/MSF Loans

The Michigan Economic Development Corporation (MEDC) entered into two loan agreements with our subsidiary, Picometrix, one in fiscal 2005 (MEDC-loan 1) and one in fiscal 2006 (MEDC-loan 2).  Both loans are unsecured.

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

During the fourth quarter of fiscal 2010, we began negotiations with the MEDC to further amend the MEDC-loan 1 promissory note.  We agreed with MEDC that the payment of restated principal and accrued interest was to be suspended until the negotiations were completed.  In May 2010, we entered into a debt conversion agreement with the MEDC whereby the MEDC converted the accrued and unpaid interest as of November 30, 2009 totaling $324,669 into 601,239 unregistered shares of our Class A Common Stock at a price per share of $0.54 (market value of the stock on the day of conversion).  In addition we granted the MEDC a put option to sell back to us the shares received pursuant to the debt conversion agreement in the event of a trigger event as defined in the debt conversion agreement.  In conjunction with the debt conversion agreement, we amended the MEDC-loan 1 promissory note to retroactively change the interest rate from 7% to 4% beginning in December 2009, and to change the repayment terms of the outstanding principal and interest such that beginning in October 2010, we were to repay the remaining principal and accrued interest on a monthly basis through maturity in November 2014.

MEDC-loan 2, which was assigned to the Michigan Strategic Fund (MSF) in June 2010, was issued in the original principal amount of $1.2 million. Under the original terms of the MEDC – loan 2, the interest rate was 7% and interest accrued, but unpaid in the first two years of this agreement was added to the then outstanding principal of the promissory note issued pursuant to the MEDC-loan 2.  During the third year of this agreement, we were to pay interest on the restated principal of the promissory note until October 2008, at which time we were to repay the restated principal over the remaining three years (September 15, 2011).  Effective January 26, 2009, the MEDC-loan 2 was amended and restated to change the start date of repayment of principal and interest from October 2008 to November 2009 and to extend the repayment period to October 2012.

During the fourth quarter of fiscal 2010, we began negotiations with the MEDC to further amend the MEDC-loan 2 promissory note.  We agreed with MEDC that the payment of restated principal and accrued interest was to be suspended until the negotiations were completed.  In May 2010, we entered into a debt conversion agreement with the MEDC whereby the MEDC transferred the MEDC-loan 2 promissory note to the MSF which converted the accrued and unpaid interest as of October 31, 2009 totaling $237,667 into 440,124 unregistered shares of our Class A Common Stock at a price per share of $0.54 (market value of the stock on the day of conversion).  In addition, we granted the MSF a put option to sell back to us the shares received pursuant to the debt conversion agreement in the event of a trigger event as defined in the debt conversion agreement.  In conjunction with the debt conversion agreement, we amended the MEDC-loan 2 promissory note to retroactively change the interest rate from 7% to 4% beginning in November 2009, and to change the repayment terms of the outstanding principal and interest such that beginning in July 2010, we are to repay the remaining principal and accrued interest on a monthly basis through maturity in September 2014.

We performed an assessment of the amendments made to the MEDC and MSF loans during the second quarter of fiscal 2011 to determine whether or not the amendments constituted a “troubled debt restructuring” or a “substantial modification” in accordance with FASB guidance and concluded that the amendments did not constitute either a troubled debt restructuring or a substantial modification.  Furthermore, we performed an assessment of the balance sheet classification of the common shares issued as part of the debt conversion agreements in light of the put options granted and determined that equity classification of the shares was appropriate since the trigger event related to the put option is considered to be in our control.

Interest payments made to the MEDC/MSF were approximately $69,000 and $111,000 during the years ended March 31, 2012 and March 31, 2011, respectively.

Related Parties Debt

As a result of the 2005 acquisition of Picotronix LLC, we issued four year promissory notes (the Picometrix Notes) to Robin Risser, our COO, and Steve Williamson, our CTO (collectively, the Note Holders) in the aggregate principal amount of $2,900,500.  API had the option of prepaying the Picometrix Notes without penalty. The maturity date of the Picometrix Notes was subsequently extended in a series of amendments.  In particular, on November 29, 2010, we and the Note Holders entered into the fifth amendment to the Picometrix Notes (the Fifth Note Amendment). The Fifth Note Amendment required us to pay the Note Holders a restructuring fee of $156,312 (11%) and extended the due dates for the remaining principal balance payments on the Picometrix Notes through (in the aggregate amount of $1,400,500) September 1, 2012.

As part of the Fifth Note Amendment, the interest rate on the Picometrix Notes was increased from prime plus 1% to prime plus 2%, and interest was to be paid quarterly through the maturity date.  We received Board approval to pay both the September 1, 2011 and December 1, 2011 principal payments on September 1, 2011.  Pursuant to the terms of the SVB Loan Agreement, on January 31, 2012, we used $728,735 of the proceeds of the term loan to pay all indebtedness (including accrued interest) owed to the Note Holders.

Interest payments made to Related Parties during the twelve month periods ended March 31, 2012 and March 31, 2011 were approximately $57,000 and $61,000, respectively.

In conjunction with the Fifth Note Amendment, on November 15, 2010, we and the Note Holders entered into a security purchase agreement (the SPA), which was subsequently amended and restated on November 29, 2010.  Pursuant to the terms of the SPA, we issued the Note Holders for an aggregate purchase price of $78,156, 66,799 Units comprised of (i) 66,799 shares of Class A Common Stock and (ii) warrants (the 2010 Warrants) to purchase an aggregate of 267,196 shares of Class A Common Stock at an exercise price of $1.404 per share. While the exercise price of the 2010 Warrants is subject to adjustment in certain circumstances, such adjustment cannot reduce the exercise price below $1.17 per share.

We performed an assessment of the Fifth Note Amendment in the third quarter of fiscal 2011 and determined that the Fifth Note Amendment constituted a “substantial modification” in accordance with FASB guidance as the present value of future cash flows under the terms of the Fifth Note Amendment, combined with the fair value of the consideration given as part of the SPA, was more than 10% different than the present value of cash flows under the prior amendment to the Picometrix Notes.  As a result, we recorded a loss on debt extinguishment of $317,725 during the third quarter of fiscal 2011, which is equal to the $156,312 restructuring fee and the fair value of the 2010 Warrants issued in conjunction with the SPA which was $161,413 at November 30, 2010.  See Note 9 to the Consolidated Financial Statements for additional information on the 2010 Warrants.

We believe that current cash levels combined with cash generated from operations, our revolving line of credit and/or additional debt or equity financing will be sufficient for our 2013 fiscal year.

Summary of Contractual Obligations

The following table sets forth our contractual obligations at March 31, 2012.

Contractual Obligations		Payments due by period
	Total	FY 2013	FY 2014-2016	FY 2017-2019	FY 2020 & later
Bank line of credit	$500,000	$500,000	$-	$-	$-
Bank term loan	1,000,000	333,000	667,000	-	-
Long-term MEDC loans	1,461,000	532,000	929,000	-	-
Subtotal–Balance Sheet	$2,961,000	$1,365,000	$1,596,000	$-	$-
Expected interest expense on current debt obligations	159,000	89,000	70,000	-	-
Operating lease obligations	6,317,000	968,000	2,107,000	1,879,000	1,363,000
Purchase obligations	1,273,000	1,273,000	-	-	-
Total	$10,710,000	$3,695,000	$3,773,000	$1,879,000	$1,363,000

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

Off-Balance-Sheet Arrangements

At March 31, 2012 and March 31, 2011, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements

In September 2011, the FASB issued updated guidance that modifies the manner in which the two-step impairment test of goodwill is applied.  Under the amendments in this update, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less that it’s carrying amount.  If, after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.  However, if we conclude otherwise, then we are required to perform the first step of the two-step impairment test prescribed by existing standards.

The updated guidance is effective for the first quarter of our fiscal year ended March 31, 2013.  The adoption of this guidance is not expected to have a material effect on our results of operations, financial position or liquidity.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

At March 31, 2012, most of our interest rate exposure is linked to the prime rate, subject to certain limitations, offset by interest that may be earned on our cash balances.  As such, we are at risk to the extent of changes in the prime rate that are not reflected in money market rates.  We do not believe that moderate changes in the prime rate will materially affect our operating results or financial condition.

All of our sales and purchases are denominated in U.S. dollars.  At March 31, 2012, we were not at risk to foreign currency exchange fluctuations.

Item 8.    Financial Statements and Supplementary Data

The following consolidated financial statements of Advanced Photonix, Inc., prepared in accordance with Regulation S-X and the Report of the Independent Registered Public Accounting Firm are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Advanced Photonix, Inc.
Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of Advanced Photonix, Inc. as of March 31, 2012 and 2011 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  In connection with our audits of the financial statements, we have also audited the financial statement schedule included at Item 15.  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Photonix, Inc. at March 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
Troy, Michigan
June 29, 2012

ADVANCED PHOTONIX, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$3,249,000	$4,744,000
Restricted cash	--	500,000
Receivables, net of allowance for doubtful accounts of $39,000 and $47,000, respectively	4,539,000	4,587,000
Inventories	3,594,000	4,775,000
Prepaid expenses and other current assets	261,000	349,000
Total current assets	11,643,000	14,955,000
Equipment and leasehold improvements, net	3,301,000	3,730,000
Goodwill	4,579,000	4,579,000
Intangibles, net	4,538,000	5,713,000
Security deposits and other assets	322,000	275,000
Total Assets	$24,383,000	$29,252,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$872,000	$2,098,000
Accrued compensation	866,000	953,000
Accrued subcontracting costs	355,000	265,000
Warrant liability	--	389,000
Other accrued expenses	651,000	668,000
Current portion of long-term debt, related parties	--	675,000
Current portion of long-term debt, MEDC/MSF	532,000	511,000
Current portion of long-term debt, bank line of credit	500,000	494,000
Current portion of long-term debt, bank term loan	333,000	687,000
Total current liabilities	4,109,000	6,740,000
Long-term debt, less current portion – related parties	--	500,000
Long-term debt, less current portion – MEDC/MSF	929,000	1,460,000
Long-term debt, less current portion – bank term loan	667,000	--
Warrant liability	26,000	343,000
Total liabilities	5,731,000	9,043,000
Commitments and contingencies
Shareholders' equity:
Class A Common Stock, $.001 par value, 100,000,000 authorized; 31,159,431 shares issued and outstanding as of March 31, 2012 and 30,679,046 shares issued and outstanding as of March 31, 2011.	31,000	31,000
Additional paid-in capital	58,446,000	57,891,000
Accumulated deficit	(39,825,000)	(37,713,000)
Total shareholders' equity	18,652,000	20,209,000
Total Liabilities and Shareholders’ Equity	$24,383,000	$29,252,000

See Notes to Consolidated Financial Statements.

ADVANCED PHOTONIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Years Ended March 31, 2012 and March 31, 2011

	2012	2011

Sales, net	$29,495,000	$28,838,000
Cost of products sold	17,637,000	16,479,000
Gross profit	11,858,000	12,359,000

Operating expenses:
Research and development expenses	6,541,000	5,631,000
Sales and marketing expenses	2,195,000	1,888,000
General and administrative expenses	4,412,000	4,032,000
Amortization expense – intangible assets	1,374,000	1,633,000
Total operating expenses	14,522,000	13,184,000
Loss from operations	(2,664,000)	(825,000)

Other income (expense):
Interest income	5,000	5,000
Interest expense on bank and MEDC/MSF loans	(123,000)	(176,000)
Interest expense, related parties	(41,000)	(61,000)
Change in fair value of warrant liability	706,000	(491,000)
Loss on debt extinguishment	--	(318,000)
Other income (expense)	5,000	(16,000)
Total other income (expense)	552,000	(1,057,000)
Loss before benefit for income taxes	(2,112,000)	(1,882,000)

Benefit for income taxes	--	--
Net loss	$(2,112,000)	$(1,882,000)

Basic and diluted loss per share	$(0.07)	$(0.07)

Weighted average common shares outstanding	30,873,000	26,366,000

See Notes to Consolidated Financial Statements.

ADVANCED PHOTONIX, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Fiscal Years Ended March 31, 2012 and March 31, 2011
(In thousands, except share data)

	Class A Common Shares	Class A Common Amount	Class B Common Shares	Class B Common Amount	Additional Paid-in Capital	Accumulated Deficit	Total
BALANCE, MARCH 31, 2010	24,463,978	$24	31,691	$--	$50,164	$(35,831)	$14,357
Exercise of stock options	194,141	--	--	--	105	--	105
Reclassification of warrant fair value - PIPE	--	--	--	--	32	--	32
Reclassification of Class B Common Stock to Class A Common Stock	31,691	--	(31,691)	--	--	--	--
Conversion of accrued interest on MEDC/MSF loans to common stock	1,041,363	1	--	--	560	--	561
Issuance of common stock	4,308,108	4	--	--	6,285	--	6,289
Issuance of restricted shares	238,844	1	--	--	--	--	1
Stock based compensation	--	--	--	--	225	--	225
In-Q-Tel stock sale	198,524	1	--	--	199	--	200
Exercise of warrants	135,598	--	--	--	243	--	243
Related party stock sale	66,799	--	--	--	78	--	78
Net loss and comprehensive loss	--	--	--	--	--	(1,882)	(1,882)
BALANCE, MARCH 31, 2011	30,679,046	31	--	--	57,891	(37,713)	20,209
Exercise of stock options	80,949	--	--	--	23	--	23
Issuance of restricted shares	399,436	--	--	--	--	--	--
Stock based compensation	--	--	--	--	532	--	532
Net loss and comprehensive loss	--	--	--	--	--	(2,112)	(2,112)
BALANCE, MARCH 31, 2012	31,159,431	$31	--	$--	$58,446	$(39,825)	$18,652

See Notes to Consolidated Financial Statements.

ADVANCED PHOTONIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal years ended March 31, 2012 and March 31, 2011

	2012	2011
Cash flows from operating activities:
Net loss	$(2,112,000)	$(1,882,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	1,012,000	950,000
Amortization	1,374,000	1,633,000
Stock based compensation expense	532,000	225,000
Loss on debt extinguishment	--	318,000
Change in fair value of warrant liability	(706,000)	491,000
Changes in operating assets and liabilities:
Accounts receivable	48,000	(1,908,000)
Inventories	1,181,000	(1,119,000)
Prepaid expenses and other assets	41,000	(323,000)
Accounts payable	(1,226,000)	1,092,000
Accrued expenses	(14,000)	50,000
Net cash provided by (used in) operating activities	130,000	(473,000)

Cash flows from investing activities:
Capital expenditures	(583,000)	(1,396,000)
Change in restricted cash	500,000	--
Patent expenditures	(199,000)	(251,000)
Net cash used in investing activities	(282,000)	(1,647,000)

Cash flows from financing activities:
Payments on bank term loan	(1,685,000)	(434,000)
Payments on bank line of credit	(494,000)	(900,000)
Proceeds from bank term loan	1,998,000	--
Proceeds from bank line of credit	500,000	--
Payments on MEDC/MSF term loan	(510,000)	(253,000)
Payments on related party debt	(1,175,000)	(226,000)
Net proceeds from sale of class A common stock	--	6,567,000
Proceeds from exercise of warrants	--	243,000
Proceeds from exercise of stock options	23,000	105,000
Net cash provided by (used in) financing activities	(1,343,000)	5,102,000
Net increase (decrease) in cash and cash equivalents	(1,495,000)	2,982,000
Cash and cash equivalents, beginning of year	4,744,000	1,762,000
Cash and cash equivalents, end of year	$3,249,000	$4,744,000
Supplemental cash flow information:	2012	2011
Cash paid for interest	$174,000	$256,000
Cash paid for income taxes	$--	$--

See Notes to Consolidated Financial Statements.

ADVANCED PHOTONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and March 31, 2011

1.   The Company

Advanced Photonix, Inc. ® (the Company, we, our or API), was incorporated under the laws of the State of Delaware in June 1988.  The Company is a leading supplier of optoelectronic semiconductors which are packaged into components, sub-systems and full systems for high-speed optical receivers (HSOR), custom optoelectronic products and Terahertz (THz) instrumentation, serving a variety of global markets.  The Company supports the customers from the initial concept and design phase of the product, through testing to full-scale production.  The Company has two manufacturing facilities located in Camarillo, California and Ann Arbor, Michigan.

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

Operating Segment Information

Financial Accounting Standards Board (FASB) guidance establishes annual and interim reporting standards for operating segments and requires certain disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. API’s chief operating decision makers are its chief executive officer and chief operating officer, who review financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. API has one business activity: light and radiation detection devices. The nature of the production process is similar for all product lines, and manufacturing for the different product lines occurs in common facilities. The types and class of customers are in some cases similar across the three product lines.

Pervasiveness of Estimates

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

Compensating Cash Balance

As of March 31, 2011, the Company’s credit facility with The PrivateBank and Trust Company had a minimum compensating balance requirement of $500,000.  On January 31, 2012, the Company entered into a new term loan and line of credit with Silicon Valley Bank.  This agreement did not require a compensating cash balance, and as such no restricted cash was shown on the balance sheet as of March 31, 2012.

Accounts Receivable

Receivables are stated at amounts estimated by management to be the net realizable value. The allowance for doubtful accounts is based on specific identification. Accounts receivable are charged off when it becomes apparent, based upon age or customer circumstances, that such amounts will not be collected.

Accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Any unanticipated change in the customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. As of March 31, 2012, two customers individually comprised 10% or more of accounts receivable (combining for 28.9% of total accounts receivable). As of March 31, 2011, two customers individually comprised 10% or more of accounts receivable (combining for 42.1% of total accounts receivable).  The allowance for doubtful accounts was $39,000 and $47,000 on March 31, 2012 and March 31, 2011, respectively.

Concentration of Credit Risk

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  We have never experienced any losses related to these balances.  All of the Company’s non-interest bearing cash balances were fully insured at March 31, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012.  Under the program, there is no limit to the amount of insurance for eligible accounts.  Beginning in calendar year 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

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

Impairment of Long-Lived Assets and Goodwill

As of March 31, 2012 and March 31, 2011, our consolidated balance sheet included $4.6 million in goodwill. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our business acquisitions.

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

API determines the fair value of our single reporting unit to be equal to our market capitalization plus a control premium.  Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of our Class A Common Stock over a 10-day period before and a 10-day period after each assessment date.  The Company uses this 20-day duration to remove inherent market fluctuations that may affect any individual closing price.  API believes that the market capitalization alone does not fully capture the fair value of our business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of our business.  As such, in determining fair value, the Company adds a control premium, which seeks to give effect to the increased consideration a potential acquirer would be required to pay in order to gain sufficient ownership to set policies, direct operations and make decisions.  Our valuation as of March 31, 2012 indicated there were no impairments of Goodwill as the fair value calculated as described above was $26.6 million including a control premium of $5.0 million, while our carrying value including Goodwill was $18.7 million

As evidenced above, API’s stock price and control premium are significant factors in assessing our fair value for purposes of the goodwill impairment assessment. The stock price can be affected by, among other things, changes in industry or market conditions, changes in our results of operations, and changes in our forecasts or market expectations relating to future results. The stock price has fluctuated from a high of $2.06 to a low of $0.48 on an intra-day basis during fiscal 2012.  The current macroeconomic environment continues to be challenging and the Company cannot be certain of the duration of these conditions and their potential impact on our stock price performance. If the Company’s market capitalization falls below the current carrying value for a sustained period, it is reasonably likely that an intangible and goodwill impairment assessment would be necessary and a non-cash charge to operating income may be recorded.

The carrying value of other long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset, or group of assets used in conjunction with the specific asset, in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset, or asset group, over its then estimated fair value. As a result of the current year operating loss, the Company performed an impairment evaluation and concluded that for the fiscal year ended March 31, 2012 there were no impairments expected based upon future undiscounted cash flows over the remaining estimated lives.

Revenue Recognition

Revenue is derived principally from the sales of the Company’s products.  API recognizes revenue when the basic criteria of SEC Staff Accounting Bulletin No. 104 are met. Specifically, revenue is recognized when persuasive evidence of an arrangement exists, usually in the form of a purchase order, when shipment has occurred or when services have been rendered since title and risk of loss typically transfer at shipment, the price is fixed or determinable and collection is reasonably assured in terms of both credit worthiness of the customer and there are no post shipment obligations or uncertainties with respect to customer acceptance.

The Company sells certain of our products to customers with a product warranty that provides warranty repairs at no cost. The length of the warranty term is one year from date of shipment.  The estimated exposure is accrued to warranty claims based upon historical claim costs.  These estimates are reviewed on a regular basis with adjustments to the warranty provisions as other information becomes available.

API does not provide price protection or a general right of return.  The return policy only permits product returns for warranty and non-warranty repair or replacement and requires pre-authorization by the Company prior to the return. Credit or discounts, which have been historically insignificant, may be given at the Company’s discretion and are recorded when and if determined.

API predominantly sells directly to original equipment manufacturers with a direct sales force with limited sales through representatives, VAR’s and distributors. Distributor and VAR sales represented approximately 11% of total revenue for the year ended March 31, 2012.  Significant terms and conditions of distributor agreements include FOB source, net 30 days payment terms, with no return and limited exchange rights, and no price protection.  Since the product transfers title to the distributor at the time of shipment, the products are not considered inventory on consignment.

Revenue is also derived from technology research and development contracts. API recognizes revenue from these contracts as services and/or materials are provided.  Government contract revenues represent less than 11% of annual sales for both years ended March 31, 2012 and 2011.

Significant Customers

During our fiscal year ended March 31, 2012, one customer accounted for 15% of the Company’s net sales.  During our fiscal year ended March 31, 2011, no single customer accounted for more than 10% of the Company’s net sales.

Product Warranty

The Company generally sells products with a limited warranty of product quality. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity.  Accrued product warranty liability is included in Other accrued expenses in the Consolidated Balance Sheets.

The following table presents the movement in the product warranty liability for the years ended March 31, 2012 and March 31, 2011.

	Years ended March 31,
	2012	2011
Beginning balance	$51,000	$86,000
Current period accruals	4,000	(8,000)
Used for purpose intended	(31,000)	(27,000)
Ending balance	$24,000	$51,000

Shipping and Handling Costs

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

Advertising Costs

Advertising costs are expensed as incurred.  Advertising expense was approximately $45,000 and $76,000 in fiscal 2012 and fiscal 2011, respectively, and is included in Sales and Marketing expenses in the Consolidated Statements of Operations.

Accounting for Stock Based Compensation

The Company estimates the fair value of stock-based awards utilizing the Black-Scholes pricing model for stock options and using the intrinsic value for restricted stock. The fair value of the awards is amortized as compensation expense on a straight-line basis over the requisite service period of the award, which is generally the vesting period.

Accounting for Income Taxes

Income tax provisions and benefits are made for taxes currently payable or refundable, and for deferred income taxes arising from future tax consequences of events that were recognized in the Company’s financial statements or tax returns and tax credit carry forwards. The effects of income taxes are measured based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. If necessary, a valuation allowance is established to reduce deferred income tax assets to an amount that will more likely than not be realized.

The calculation of federal income taxes involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step involves evaluating the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step involves estimating and measuring the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company has to determine the probability of various possible outcomes. Our evaluation of uncertain tax positions is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company has taken no tax positions which would require disclosure.  Although the IRS is not currently examining any of our income tax returns, tax years 2008 to 2011 remain open and are subject to examination.

Earnings per Share

The Company presents both basic and diluted earnings (loss) per share (EPS) amounts. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.    All common stock equivalents have been excluded from the calculation of Diluted EPS due to the net loss in both the years ended March 31, 2012 and 2011.  The total shares excluded from the computation of diluted earnings per share for the year ended March 31, 2012 totaled 2,891,000 shares, representing outstanding stock options and warrants exercisable into shares of common stock. The total shares excluded from the computation of diluted earnings per share for the year ended March 31, 2011 totaled 3,771,000 shares, representing outstanding stock options and warrants exercisable into shares of common stock.

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

3.   Inventories

Inventories consisted of the following at March 31:

	2012	2011
Raw material	$2,342,000	$3,204,000
Work-in-process	949,000	1,214,000
Finished products	303,000	357,000
Inventories	$3,594,000	$4,775,000

4.   Equipment and Leasehold Improvements

Equipment and leasehold improvements consisted of the following at March 31:

	2012	2011
Machinery and equipment	$9,128,000	$8,563,000
Furniture and fixtures	711,000	719,000
Leasehold improvements	1,061,000	1,066,000
Computer hardware	689,000	633,000
Capitalized software	1,024,000	882,000
Total assets	12,613,000	11,863,000
Accumulated depreciation	(9,727,000)	(8,775,000)
	2,886,000	3,088,000
Construction-in-process	415,000	642,000
Net equipment and leasehold improvements	$3,301,000	$3,730,000

The estimated cost to complete the construction-in-process is approximately $60,000.

Depreciation expense for the fiscal years ended March 31, 2012 and 2011 was approximately $1.0 million and $950,000, respectively.

5.   Intangible Assets and Goodwill

Intangibles

Intangible assets that have definite lives consist of the following (in thousands):

			March 31, 2012
	Weighted Average Lives in Years	Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net
Customer list	15	Straight Line	$475	$372	$103
Trademarks	15	Cash Flow	2,270	949	1,321
Technology	10	Cash Flow	10,950	9,027	1,923
Patents pending			673	--	673
Patents	10	Straight Line	764	246	518
Total Intangibles			$15,132	$10,594	$4,538

			March 31, 2011
	Weighted Average Lives in Years	Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net
Customer list	15	Straight Line	$475	$360	$115
Trademarks	15	Cash Flow	2,270	798	1,472
Technology	10	Cash Flow	10,950	7,886	3,064
Patents pending			619	--	619
Patents	10	Straight Line	620	177	443
Total Intangibles			$14,934	$9,221	$5,713

Amortization expense was approximately $1.4 million and $1.6 million for the years ended March 31, 2012 and March 31, 2011, respectively.  The current patents held by the Company have remaining useful lives ranging from 2 years to 20 years.

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

Assuming no impairment to the intangible value, future amortization expense for intangible assets and patents are as follows:

Intangible Assets and Patents (000’s)(a)
2013	$1,159
2014	972
2015	530
2016	258
2017	260
2018 & after	686
Total	$3,865
(a) Patent pending costs of $673,000 are not included in the chart above.  These costs will be amortized beginning the month the patents are granted.

Goodwill

Goodwill reflected on the balance sheet as of March 31, 2012 and March 31, 2011 is net of previously recorded impairment charges of $954,000.

6.   Debt

Bank Debt

On September 25, 2008, API executed a loan agreement (the PrivateBank Loan Agreement) with The PrivateBank and Trust Company (PrivateBank). The initial PrivateBank Loan Agreement provided the Company with a term loan and a $3.0 million line of credit.  On September 23, 2011, the Company entered into a fifth amendment to the PrivateBank Loan Agreement (the Fifth Amendment) which established a new $1.0 million term loan and extended the existing $3.0 million line of credit. The term loan was to be repaid in monthly principal payments of $20,833, plus interest at prime plus 0.5%, until maturity on October 1, 2015.  The line of credit incurred interest at prime plus 0.5% and any outstanding borrowings were due on September 25, 2014. The availability under the line of credit was determined by a calculation of a borrowing base that includes a percentage of accounts receivable and inventory.

The line of credit was guaranteed by each of the Company’s wholly-owned subsidiaries and the term loan was secured by a security agreement among API, the Company’s subsidiaries and PrivateBank, pursuant to which PrivateBank received a first-priority security interest in certain described assets.

The PrivateBank Loan Agreement contained financial covenants including minimum debt service coverage ratio, adjusted EBITDA level, and net worth requirements, each as defined in the PrivateBank Loan Agreement.

On January 31, 2012, API entered into a loan and security agreement (and such other documents which constitute the SVB Loan Agreement) with Silicon Valley Bank (SVB) and terminated the PrivateBank Loan Agreement by paying off the outstanding balances.  The terms of the SVB Loan Agreement provide for a $5 million line of credit with a $3 million Export-Import (EX-IM) sublimit at an interest rate that ranges from prime plus 50 basis points on up to prime plus 375 basis points depending on the Company’s liquidity ratio and adjusted six month rolling EBITDA as defined in the SVB Loan Agreement.   The SVB Loan Agreement contains a covenant for an initial minimum six month rolling adjusted EBITDA of negative $1,250,000 which reduces over time to $1 as of April, 2013.  There is also a minimum liquidity ratio of 2.25 based on outstanding cash, receivables and debt as defined in the SVB Loan Agreement.     The amount that can be drawn on the line of credit is subject to a formula based on the Company’s outstanding receivables and inventory.   In addition, the SVB Loan Agreement provides for a $1 million term loan with principal payable over three years in equal monthly installments and interest at a rate ranging from prime plus 100 basis points to prime plus 425 basis points dependent on the Company’s liquidity ratio and adjusted six month rolling EBITDA as defined in the SVB Loan Agreement. Under the SVB Loan Agreement, the Company may prepay all, but not less than all, of the term loan by paying a prepayment premium equal to (i) 1.00% of the amount outstanding if prepayment occurs before the first anniversary of the term loan; (ii) 0.50% of the amount outstanding if prepayment occurs after the first, but before the second anniversary of the term loan; and (iii) 0.25% of the amount outstanding if prepayment occurs after the second anniversary of the term loan.  In addition, if the term loan becomes due and payable because of the occurrence and continuance of an Event of Default (as defined in the SVB Loan Agreement), the Company will be required to pay a termination fee equal to 1.00% of the amount outstanding.  The interest rate on the SVB term loan and line of credit as of March 31, 2012 were 5.25% and 4.75%, respectively. The Company had $500,000 outstanding on the SVB line of credit with approximately $2.8 million in additional borrowing capacity as of March 31, 2012.

The EX-IM line of credit with SVB is guaranteed by API and its subsidiaries and all borrowings under the SVB Loan Agreement are secured by a first priority security interest that the Company and its subsidiaries granted to SVB over substantially all their respective assets.  As of March 31, 2012, the Company has been and expects to be in compliance with the related liquidity and adjusted EBITDA covenant with SVB. The term of the SVB term loan and line of credit is three years and two years, respectively, the latter of which can be extended by mutual consent.

Total interest payments made to the Company’s bank lenders’ during the years ended March 31, 2012 and March 31, 2011 were approximately $48,000 and $112,000, respectively

MEDC/MSF Loans

The Michigan Economic Development Corporation (MEDC) entered into two loan agreements with the Company’s subsidiary, Picometrix, one in fiscal 2005 (MEDC-loan 1) and one in fiscal 2006 (MEDC-loan 2).  Both loans are unsecured.

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

During the fourth quarter of fiscal 2010, API began negotiations with the MEDC to further amend the MEDC-loan 1 promissory note.  The Company agreed with MEDC that the payment of restated principal and accrued interest was to be suspended until the negotiations were completed.  In May 2010, the Company entered into a debt conversion agreement with the MEDC whereby the MEDC converted the accrued and unpaid interest as of November 30, 2009 totaling $324,669 into 601,239 unregistered shares of our Class A Common Stock at a price per share of $0.54 (market value of the stock on the day of conversion).  In addition the Company granted the MEDC a put option to sell back to the Company the shares received pursuant to the debt conversion agreement in the event of a trigger event as defined in the debt conversion agreement.  In conjunction with the debt conversion agreement, the Company amended the MEDC-loan 1 promissory note to retroactively change the interest rate from 7% to 4% beginning in December 2009, and to change the repayment terms of the outstanding principal and interest such that beginning in October 2010, the Company was to repay the remaining principal and accrued interest on a monthly basis through maturity in November 2014.

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

During the fourth quarter of fiscal 2010, API began negotiations with the MEDC to further amend the MEDC-loan 2 promissory note.  The Company agreed with MEDC that the payment of restated principal and accrued interest was to be suspended until the negotiations were completed.  In May 2010, the Company entered into a debt conversion agreement with the MEDC whereby the MEDC transferred the MEDC-loan 2 promissory note to the MSF which converted the accrued and unpaid interest as of October 31, 2009 totaling $237,667 into 440,124 unregistered shares of our Class A Common Stock at a price per share of $0.54 (market value of the stock on the day of conversion).  In addition, the Company granted the MSF a put option to sell back the shares received pursuant to the debt conversion agreement in the event of a trigger event as defined in the debt conversion agreement.  In conjunction with the debt conversion agreement, the Company amended the MEDC-loan 2 promissory note to retroactively change the interest rate from 7% to 4% beginning in November 2009, and to change the repayment terms of the outstanding principal and interest such that beginning in July 2010, the Company is to repay the remaining principal and accrued interest on a monthly basis through maturity in September 2014.

The Company performed an assessment of the amendments made to the MEDC and MSF loans during the second quarter of fiscal 2011 to determine whether or not the amendments constituted a “troubled debt restructuring” or a “substantial modification” in accordance with FASB guidance and concluded that the amendments did not constitute either a troubled debt restructuring or a substantial modification.  Furthermore, the Company performed an assessment of the balance sheet classification of the common shares issued as part of the debt conversion agreements in light of the put options granted and determined that equity classification of the shares was appropriate since the trigger event related to the put option is considered to be in our control.

Interest payments made to the MEDC/MSF were approximately $69,000 and $111,000 during the years ended March 31, 2012 and March 31, 2011, respectively.

Related Parties Debt

As a result of the 2005 acquisition of Picotronix LLC, the Company issued four year promissory notes (the Picometrix Notes) to Robin Risser, the Company’s COO, and Steve Williamson, the Company’s CTO (collectively, the Note Holders) in the aggregate principal amount of $2,900,500.  API had the option of prepaying the Picometrix Notes without penalty. The maturity date of the Picometrix Notes was subsequently extended in a series of amendments.  In particular, on November 29, 2010, the Company and the Note Holders entered into the fifth amendment to the Picometrix Notes (the Fifth Note Amendment). The Fifth Note Amendment required the Company to pay the Note Holders a restructuring fee of $156,312 (11%) and extended the due dates for the remaining principal balance payments on the Picometrix Notes through (in the aggregate amount of $1,400,500) September 1, 2012.

As part of the Fifth Note Amendment, the interest rate on the Picometrix Notes was increased from prime plus 1% to prime plus 2%, and interest was to be paid quarterly through the maturity date.  The Company received Board approval to pay both the September 1, 2011 and December 1, 2011 principal payments on September 1, 2011.  Pursuant to the terms of the SVB Loan Agreement, on January 31, 2012, the Company used $728,735 of the proceeds of the term loan to pay all indebtedness (including accrued interest) owed to the Note Holders.

Interest payments made to Related Parties during the twelve month periods ended March 31, 2012 and March 31, 2011 were approximately $57,000 and $61,000, respectively.

In conjunction with the Fifth Note Amendment, on November 15, 2010, the Company and the Note Holders entered into a security purchase agreement (the SPA), which was subsequently amended and restated on November 29, 2010.  Pursuant to the terms of the SPA, the Company issued the Note Holders for an aggregate purchase price of $78,156, 66,799 Units comprised of (i) 66,799 shares of Class A Common Stock and (ii) warrants (the 2010 Warrants) to purchase an aggregate of 267,196 shares of Class A Common Stock at an exercise price of $1.404 per share. While the exercise price of the 2010 Warrants is subject to adjustment in certain circumstances, such adjustment cannot reduce the exercise price below $1.17 per share.

The Company performed an assessment of the Fifth Note Amendment in the third quarter of fiscal 2011 and determined that the Fifth Note Amendment constituted a “substantial modification” in accordance with FASB guidance as the present value of future cash flows under the terms of the Fifth Note Amendment, combined with the fair value of the consideration given as part of the SPA, was more than 10% different than the present value of cash flows under the prior amendment to the Picometrix Notes.  As a result, the Company recorded a loss on debt extinguishment of $317,725 during the third quarter of fiscal 2011, which is equal to the $156,312 restructuring fee and the fair value of the 2010 Warrants issued in conjunction with the SPA which was $161,413 at November 30, 2010.  See Note 9 to the Consolidated Financial Statements for additional information on the 2010 Warrants.

The current debt principal and maturities are as follows:

Debt Maturity Table (in 000’s)
			Debt Maturities
	Balance 3/31/11	Balance 3/31/12	FY2013	FY2014	FY2015	FY2016	FY2017	FY2018 & Beyond
Credit Line – The Private Bank	$494	$--	$--	$--	$--	$--	$--	$--
Term Loan – The Private Bank	687	--	--	--	--	--	--	--
Credit Line – Silicon Valley Bank	--	500	500	--	--	--	--	--
Term Loan – Silicon Valley Bank	--	1,000	333	333	334	--	--	--
Debt to Related Parties	1,175	--	--	--	--	--	--	--
MEDC/MSF loans	1,971	1,461	532	552	377	--	--	--
TOTAL	$4,327	$2,961	$1,365	$885	$711	$--	$--	$--

7.   Capitalization

The Company’s Certificate of Incorporation provides for one class of common stock: Class A Common Stock, par value $.001, for which 100,000,000 shares are authorized for issuance.  The holder of each share of Class A Common Stock is entitled to one vote per share.

The Company’s Certificate of Incorporation also authorizes the issuance of 10,000,000 shares of Preferred Stock, of which 780,000 shares have been designated Class A Redeemable Convertible Preferred Stock with a  par value of $0.001 per share.

In prior Annual Reports on Form10-K and Quarterly Reports on Form10-Q, the Company showed 40,000 shares of Class A convertible preferred stock outstanding on the Balance Sheet at zero value. After a review of the historical conversion detail, it was determined that these 40,000 shares of Class A convertible preferred stock were in fact converted to Class A Common Stock and should not be shown as a separate line item in Shareholders’ Equity.  Beginning in the Company’s Quarterly Report on Form10-Q for the period ended June 30, 2011, this line was removed.

8.   Stock Based Compensation

The Company has three stock equity plans:  The 1997 Employee Stock Option Plan, the 2000 Stock Option Plan and the 2007 Equity Incentive Plan.  As of December 30, 2011, no additional awards may be issued under either the 1997 Employee Stock Option Plan or the 2000 Stock Option Plan.  There are 2,500,000 shares authorized for issuance under the 2007 Equity Incentive Plan, with 416,615 shares remaining available for future grant.

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

Stock option transactions for fiscal years 2012 and 2011 are summarized as follows:

	Shares (000)	Weighted Average Exercise Price	Weighted Average Term (in years)	Aggregate Intrinsic Value
Outstanding, March 31, 2010	2,604	$1.85	5.58	$6,000
Exercisable, March 31, 2010	2,402	$1.89	4.98	$6,000
Vested & expected to Vest, March 31, 2010	2,537	$1.92	5.58	$6,000

Outstanding, March 31, 2010	2,604	$1.85
Granted	189	$0.60
Exercised	(226)	$0.80
Expired	(406)	$2.94
Outstanding, March 31, 2011	2,161	$1.65	5.90	$1,114,000
Exercisable, March 31, 2011	1,933	$1.74	4.89	$854,000
Vested & expected to Vest, March 31, 2011	2,101	$1.67	5.90	$1,083,000

Outstanding, March 31, 2011	2,161	$1.65
Granted	538	$1.34
Exercised	(395)	$0.68
Expired	(37)	$1.70
Outstanding, March 31, 2012	2,267	$1.75	5.77	$32,000
Exercisable, March 31, 2012	1,994	$1.88	5.18	$15,000
Vested & expected to Vest, March 31, 2012	2,199	$1.73	5.77	$31,000

Information regarding stock options outstanding as of March 31, 2012 is as follows:

		Options Outstanding
	(in 000s)	Weighted Average	Weighted Average
Price Range	Shares	Exercise Price	Remaining Life

$0.50 - $1.25	455	$0.77	8.12
$1.50 - $2.50	1,499	$1.82	4.74
$2.56 - $5.34	313	$2.83	3.50

		Options Exercisable
	(in 000s)	Weighted Average	Weighted Average
Price Range	Shares	Exercise Price	Remaining Life

$0.50 - $1.25	182	$0.73	7.69
$1.50 - $2.50	1,499	$1.82	4.74
$2.56 - $5.34	313	$2.83	3.50

The intrinsic value of options exercised in fiscal years 2012 and 2011was approximately $59,000 and $357,000, respectively.

During fiscal 2011 and fiscal 2012, restricted shares were issued to certain individuals.  The restricted share transactions are summarized below:

	Shares (000)	Weighted Average Grant Date Fair Value
Unvested, March 31, 2010	25	$0.63
Granted	239	$0.60
Vested	(194)	$0.67
Expired	--	--
Unvested, March 31, 2011	70	$0.44
Granted	399	$0.97
Vested	(223)	$0.96
Expired	--	--
Unvested, March 31, 2012	246	$0.84

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
●
A dividend yield of zero has been assumed for awards issued during the years ended March 31, 2012 and March 31, 2011, based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.

●
The Company has based its risk-free interest rate assumption for awards issued during the years ended March 31, 2012 and March 31, 2011 on the implied yield available on U.S. Treasury issues with an equivalent expected term.

●
The forfeiture rate, for awards issued for the year ended March 31, 2012 was approximately 16.4% and March 31, 2011 was approximately 26.2%, and was based on the Company’s actual historical forfeiture history.

	Year Ended
	March 31, 2012	March 31, 2011
Option Plan Shares:
Expected term (in years)	6.3	6.3
Volatility	67.3%	67.1%
Expected dividend	0.0%	0.0%
Risk-free interest rate	1.05%	1.14%
Weighted-average grant date fair value	$0.83	$0.60

The table below lists the classification of the stock based compensation expense for the years ended March 31, 2012 and March 31, 2011.

	2012	2011
Cost of products sold	$55,000	$17,000
Research and development expense	157,000	38,000
General and administrative expense	295,000	158,000
Sales and marketing expense	25,000	12,000
Total Stock Based Compensation	$532,000	$225,000

At March 31, 2012, the total stock-based compensation expense related to unvested stock awards and restricted shares granted to employees and directors under the Company’s stock plans but not yet recognized was approximately $280,000. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 3.0 years and will be adjusted for subsequent changes in estimated forfeitures.

9.  Equity

Warrants

The schedule below shows the outstanding warrants at March 31, 2012 and March 31, 2011:

Warrants Outstanding & Exercisable
	Shares 2012	Shares 2011	Exercise Price 2012	Exercise Price 2011	Remaining Life (in yrs) at 3/31/12
Convertible Note – 2nd Tranche *	--	712,682	--	$1.700	--
2007 Warrants	629,829	629,829	$1.790	$1.790	0.7
2010 Warrants	267,196	267,196	$1.404	$1.404	3.7
Total	897,025	1,609,707
* Expired on September 20, 2011

In fiscal years 2005 and 2006, warrants (the Convertible Note Warrants) were issued in connection with the issuance of convertible debt.  The second and final tranche of the Convertible Note Warrants expired during fiscal 2012 and there were 712,682 of shares related to the warrants outstanding at March 31, 2011.  The exercise price for the Convertible Note Warrants was initially $1.744 and subject to adjustment based on a formula contained in the convertible note agreement if common stock was issued below the $1.744 exercise price.  Such adjustments could not reduce the exercise price below $1.70 without obtaining shareholder approval. The price was reduced to $1.70 and the number of shares related to the warrants was correspondingly increased to 712,682 in June 2010 as a result of the issuance of Class A Common Stock to the MEDC and MSF at a price of $0.54 per share.  As a result of the exercise price reset feature, the fair value of the warrants was recorded as a liability.

On September 14, 2007, the Company completed a private placement (the 2007 Offering). Each unit sold by the Company in the 2007 Offering consisted of four (4) shares of the Company’s Class A Common Stock, par value $0.001 per share (the 2007 Offering Shares) and one (1) five year warrant exercisable for one share of Class A Common Stock at an exercise price of $1.85 (each a 2007 Warrant). The Company sold a total of 741,332 units consisting of 2,965,332 (2007) Offering Shares and 741,332 (2007) Warrants, of which 33,000 units consisting of 132,000 (2007) Offering Shares and 33,000 (2007) Warrants were to related parties at the prevailing closing stock price of $1.83 per share, for an aggregate purchase price of $4.5 million.  The offer and sale of the 2007 Offering Shares and 2007 Warrants were made pursuant to Rule 506 promulgated pursuant to the Securities Act and each of the investors is an accredited investor as defined by Rule 501 promulgated pursuant to the Securities Act.  The exercise price for the 2007 Warrants was subject to adjustment based on a formula contained in the Private Placement agreement if common stock was issued in the future below the $1.85 exercise price.  The exercise price was reduced to $1.79 in June 2010 as a result of the issuance of Class A Common Stock to the MEDC and MSF at a price of $0.54 per share.  In addition, the number of warrants increased by 24,095 as a result of the change in exercise price.  Future adjustments cannot reduce the exercise price below $1.79.  Since the exercise price of the 2007 warrants are no longer variable, the fair value of the warrants as of June 2010 (approximately $32,000) were reclassified to equity as Additional Paid in Capital during fiscal 2011.

As described in Note 6, on November 29, 2010, the Company issued 267,196 warrants to Robin Risser and Steve Williamson (the 2010 Warrants).  Each 2010 Warrant is exercisable over a five year period for one share of the Company’s Class A Common Stock at an exercise price of $1.404 subject to adjustment, based on a formula in the warrants agreement, if Common Stock is issued in the future below $1.404.  Future adjustments cannot reduce the exercise price below $1.17.  As a result of the exercise price reset feature, the fair values of the warrants are recorded as a liability.

The Company records the change in the fair value of warrants accounted for as liabilities as a charge or credit to its statement of operations.  Such amounts were a credit of $706,000 and a charge of $491,000 for the years ended March 31, 2012 and 2011, respectively.  The fair value of the Related Party warrants, the only remaining liability warrants, was approximately $26,000 at March 31, 2012.

The fair value of the liability warrants was estimated using the Monte Carlo option pricing model using the following assumptions:

	March 31, 2012	March 31, 2011
Contractual term in years	3.7	0.5 – 4.7
Volatility	73.3%	68.2% - 73.8%
Expected dividend	--	--
Risk-free interest rate	2.0%	0.58% - 2.0%

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

The following chart represents the activity in the Company’s Level 3 warrants during the years ended March 31, 2012 and 2011.

	Year Ended March 31,
	2012	2011
Level 3 Warrants, beginning of period	$732,000	$112,000
Addition – 2010 Warrants, initial fair value	--	161,000
Transfer to Additional Paid in Capital-2007 Warrants	--	(32,000)
Change in fair value of warrant liability	(706,000)	491,000
Level 3 Warrants, end of period	$26,000	$732,000

IQT Securities Purchase Agreement

The Company entered into a Securities Purchase Agreement (the IQT SPA) with In-Q-Tel, Inc. (IQT) on November 4, 2010, pursuant to which in exchange for a payment of $200,000 (the IQT Purchase Price) API agreed to issue and IQT agreed to purchase the number of shares of the Company’s Class A Common Stock, par value $0.001 per share (Common Stock), determined by dividing the IQT Purchase Price by the volume-weight average price per share of the Company’s Common Stock on the NYSE Amex Stock exchange for the five (5) trading days (the 5-Day VWAP) ending on the business day immediately preceding the signing of the IQT SPA.  The closing of the purchase and sale transactions contemplated by the IQT SPA was subject to the receipt of NYSE Amex approval of an additional listing application covering the shares issued pursuant to the IQT SPA (the IQT Additional Listing Application) and other closing conditions customary for transactions of this nature.  On November 10, 2010, NYSE Amex approved the IQT Additional Listing Application and the parties satisfied the other closing conditions to the transaction on November 12, 2010, the following business day.  The 5-Day VWAP calculated in the aforementioned manner was determined to be $1.0074 and accordingly, the Company issued IQT 198,524 shares of Common Stock upon the closing of the IQT SPA on November 12, 2010.  In November 2010, the Company entered into a $1.8 million development contract and licensing agreement with IQT to develop an anomaly detector targeted at the homeland security market.  Revenues under the development contract were approximately $1.3 million during the year ended March 31, 2012 and approximately $500,000 during the year ended March 31, 2011.

Universal Shelf Registration Statement on Form S-3

On December 23, 2010, the Company filed a universal shelf registration statement on Form S-3 with the SEC (File No. 333-17390 and such registration statement, the Registration Statement).   The Registration Statement was declared effective by the SEC on January 5, 2011, which in turn allowed the Company to sell up to $7.0 million of various securities

On January 6, 2011, the Company entered into an underwriting agreement (the January Underwriting Agreement) with B. Riley & Co., LLC, (the Underwriter) as sole underwriter for the offer and sale in a firm commitment underwritten public offering of 2,702,703 shares of the Company’s Class A Common Stock, par value $0.001 per share at a price to the public of $1.48 per share ($1.391 per share, net of underwriting discounts) (the January Offering). Pursuant to the January Underwriting Agreement, the Company also (i) granted to the Underwriter a 30-day option to purchase up to an additional 405,405 shares of Common Stock to cover over-allotments, if any, at the same price and (ii) agreed to reimburse the Underwriter for certain of its out-of-pocket expenses. The January Underwriting Agreement also contained customary (i) representations, warranties, and agreements by the Company, (ii) conditions to closing, and (iii) indemnification provisions of the Company and the Underwriter, including for liabilities under the Securities Act of 1933, as amended (the Security Act).

The January Offering was made pursuant to a prospectus supplement dated January 6, 2011, an additional prospectus supplement dated January 11, 2011 and an accompanying prospectus dated December 23, 2010 pursuant to the Registration Statement.

On January 10, 2011, the Underwriter gave notice to the Company that it was exercising its over-allotment option to purchase an additional 405,405 shares of the Company’s Common Stock.

The net proceeds to the Company from the January Offering, completed in the fourth quarter of fiscal 2011, after underwriting discounts and transaction expenses, were approximately $4,154,000. The Company has used the net proceeds of the January Offering for general corporate purposes including, but not limited to, reducing its outstanding indebtedness, increasing its working capital and expanding its products.

On February 25, 2011, the Company entered into an underwriting agreement (the February Underwriting Agreement) with the Underwriter as sole underwriter for the offer and sale in a firm commitment underwritten public offering of 1,200,000 shares of the Company’s Class A Common Stock at a price to the public of $1.97 per share ($1.8518 per share, net of underwriting discounts) (the February Offering). Pursuant to the February Underwriting Agreement, the Company also agreed to reimburse the Underwriter for certain of its out-of-pocket expenses. The February Underwriting Agreement also contained customary (i) representations, warranties, and agreements by the Company, (ii) conditions to closing, and (iii) indemnification provisions of the Company and the Underwriter, including for liabilities under the Securities Act of 1933, as amended.  The February Offering was made pursuant to a prospectus supplement dated February 25, 2011 and an accompanying prospectus dated December 23, 2010 pursuant to the Registration Statement.

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

The net proceeds to the Company from the February Offering, completed in the fourth quarter of fiscal 2011, after underwriting discounts and transaction expenses, were approximately $2,135,000. The Company has used the net proceeds of the Offering for general corporate purposes including, but not limited to, (i) working capital needed to support the rapid growth of the Company’s HSOR products in foreign markets, (ii) accelerated development and marketing of Terahertz applications, (iii) capital expenditures needed to further automate the Company’s manufacturing processes, and increase the Company’s productivity.

Deregistration of Registration Statement

On March 22, 2011, the Company filed a post-effective amendment on Form S-3 (the Post-Effective Amendment) to deregister the remaining securities under our Registration Statement.  On March 28, 2011, the Post-Effective Amendment was declared effective by the SEC.

10.   Foreign Sales

In fiscal 2012 and fiscal 2011, the Company had export sales of approximately $8.6 million and $6.5 million, respectively, made primarily to customers in North America, Asia and Europe.   All foreign sales are denominated in U.S. dollars.  Sales to specific countries, stated as a percentage of total sales, consist of the following:

	2012	2011
Canada	2%	3%
China	6%	5%
Germany	2%	2%
Italy	15%	9%
Japan	1%	1%
All other countries	3%	4%
Total export sales	29%	23%

11.   Employees’ Retirement Plan

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

Effective April 1, 2009, the Company match portion of the 401(k) program was suspended through December 31, 2010 due to the unstable economic environment the country experienced during this period.  On January 1, 2011, the Company matching program was reinstated.  The Company contributions and administration costs recognized as expense in General and Administration expenses were approximately $282,000 and $61,000 for fiscal 2012 and fiscal 2011, respectively.

12.   Income Taxes

At March 31, 2012, the Company had net operating loss carry forwards (NOL’s) of approximately $20.6 million for Federal income tax purposes and $5.9 million for Michigan and California state income tax purposes that expire at various dates through fiscal year 2032. The tax laws related to the utilization of loss carry forwards are complex and the amount of the Company’s loss carry forward that will ultimately be available to offset future taxable income may be subject to annual limitations under Internal Revenue Code (IRC) Section 382 resulting from changes in the ownership of the Company’s common stock.

The Company performed an analysis to determine whether an ownership change under IRC Section 382 had occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of the net operating loss carry forwards attributable to periods before the change.  As of March 31, 2012, the Company believes there are no limitations on the use of these Federal NOLs.

At March 31, 2012, our net deferred tax asset before consideration of a valuation allowance was approximately $9.2 million, mainly consisting of net operating loss carry-forwards which expire at various amounts over an approximate 20 year period. In assessing the realizability of deferred tax assets, the Company has determined that at this time it is “more likely than not” that deferred tax assets will not be realized , primarily due to uncertainties related to its ability to utilize the net operating loss carry-forwards before they expire based on the negative evidence of its recent years’ history of losses, including tax losses in two of the last three years and cumulative taxable losses over the past three years, outweighing the positive evidence of taxable income projections in future years. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during those periods in which those temporary differences become deductible or within the periods before NOL carry forwards expire. As of both March 31, 2012 and 2011, the Company recorded a full valuation allowance on its net deferred taxes.

Below are reconciliations between the provisions for income taxes compared with the amounts at the United States federal statutory rate:

Years Ended	March 31, 2012	March 31, 2011
Federal income tax at statutory rates	$(718,000)	$(640,000)
State income taxes, net of federal benefit	(14,000)	(169,000)
Expiration of NOL carry-forwards	418,000	0
Change in valuation allowance	634,000	843,000
Change in R&D credit carry-forwards	(269,000)	(200,000)
Permanent items	(51,000)	252,000
Other	0	(86,000)
Effective federal income tax	$0	$0

The Company’s net deferred tax assets (liabilities) consisted of the following components for fiscal years 2012 and 2011:

	2012	2011
Sec. 263A adjustment	$37,000	$48,000
Inventory reserve	704,000	556,000
Utility accruals	2,000	2,000
Warranty reserve	9,000	20,000
Accounts receivable allowance	14,000	17,000
Accrued vacation	129,000	131,000
Accrued professional fees	44,000	39,000
Accrued commissions	1,000	0
Charitable contributions	6,000	17,000
NOL carry forwards	7,349,000	7,352,000
Basis difference of intangibles	(1,258,000)	(1,655,000)
Basis difference of equipment	(750,000)	(686,000)
R&D credits	2,681,000	2,412,000
Goodwill amortization	91,000	107,000
California Mfg. credit	39,000	39,000
AMT credit	20,000	20,000
Loss on Debt Extinguishment	33,000	98,000
Total	9,151,000	8,517 ,000
Valuation allowance	(9,151,000)	(8,517,000)
Net deferred tax asset	$0	$0

At March 31, 2012, the Company’s Federal R&D tax credit carry forwards totaled approximately $2.2 million. These will expire annually at March 31 over the next twenty (20) years.

13.   Commitments & Contingencies

Leases

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

Minimum future lease payments under all non-cancellable operating leases are as follows:

2013	$968,000
2014	945,000
2015	579,000
2016	583,000
2017	621,000
Thereafter	2,621,000
Total	$6,317,000

Rent expense was approximately $998,000 and $982,000 in fiscal 2012 and fiscal 2011, respectively.

Legal

The Company is, from time to time, subject to legal and other matters in the normal course of its business.  While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

14.   Quarterly Financial Data

The table below lists financial information (unaudited) by quarter for each of the two fiscal years ended March 31, 2012 and 2011.

2012	First	Second	Third	Fourth	Total Year
Net Sales	$8,120,000	$8,352,000	$6,518,000	$6,505,000	$29,495,000
Cost of Products Sold	4,742,000	4,785,000	3,828,000	4,282,000	17,637,000
Gross Profit	3,378,000	3,567,000	2,690,000	2,223,000	11,858,000
Research & Development Expenses	1,692,000	1,714,000	1,660,000	1,475,000	6,541,000
Selling, General & Administrative Expenses	2,116,000	2,207,000	1,890,000	1,768,000	7,981,000
Net Income (Loss)	$18,000	$(254,000)	$(812,000)	$(1,064,000)	$(2,112,000)
Basic and diluted Income (Loss) per Common Share	$0.00	$(0.01)	$(0.03)	$(0.03)	$(0.07)
Weighted Average Common Shares Outstanding	30,687,000	30,827,000	30,972,000	31,006,000	30,873,000

2011	First	Second	Third	Fourth	Total Year
Net Sales	$6,253,000	$6,999,000	$7,720,000	$7,866,000	$28,838,000
Cost of Products Sold	3,335,000	4,097,000	4,636,000	4,411,000	16,479,000
Gross Profit	2,918,000	2,902,000	3,084,000	3,455,000	12,359,000
Research & Development Expenses	1,288,000	1,303,000	1,362,000	1,678,000	5,631,000
Selling, General & Administrative Expenses	1,891,000	1,784,000	1,892,000	1,986,000	7,553,000
Net Loss	$(273,000)	$(398,000)	$(649,000)	$(562,000)	$(1,882,000)
Basic and diluted Loss per Common Share	$(0.01)	$(0.02)	$(0.03)	$(0.02)	$(0.07)
Weighted Average Common Shares Outstanding	24,675,000	25,659,000	25,908,000	29,285,000	26,366,000

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, including the Certifying Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2012 based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the criteria set forth in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2012.

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

Not Applicable

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2012, the aggregated information pertaining to all securities authorized for issuance under the Company’s equity compensation plans:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by shareholders	1,993,600	$1.75	1,045,100 (1)
Equity compensation plans not approved by shareholders	-	-	-
Total	1,993,600	$1.75	1,045,100 (1)

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

SCHEDULE II
ADVANCED PHOTONIX, INC.

Valuation and Qualifying Accounts
		Additions
	March 31, 2011	Charged to Expense	Charged to Other Accounts	Deductions	March 31, 2012
Allowance for doubtful accounts	$47,000	$--	$--	$8,000	$39,000
Warranty reserves	$51,000	$4,000	$(31,000)	$--	$24,000
Deferred tax valuation allowance	$8,517,000	$--	$634,000	$--	$9,151,000

		Additions
	March 31, 2010	Charged to Expense	Charged to Other Accounts	Deductions	March 31, 2011
Allowance for doubtful accounts	$51,000	$--	$--	$4,000	$47,000
Warranty reserves	$86,000	$(8,000)	$--	$27,000	$51,000
Deferred tax valuation allowance	$7,674,000	$--	$843,000	$--	$8,517,000

All other schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are disclosed in the accompanying consolidated financial statements, or are inapplicable and, therefore, have been omitted.

(3)  Exhibits:  The following is a list of the exhibits filed as part of this Form 10-K.

Exhibit
Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended - incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, filed on November 23, 1990

3.1.1	Amendment to Certificate of Incorporation of the Registrant, dated October 29, 1992 - incorporated by reference to the Registrant's March 31, 1996 Annual Report on Form 10-K

3.1.2	Amendment to Certificate of Incorporation of the Registrant, dated September 9, 1992 - incorporated by reference to the Registrant's March 31, 1996 Annual Report on Form 10-K

3.1.3	Amendment to Certificate of Incorporation of the Registrant, dated August 22, 2008 - incorporated by reference to Exhibit 3.1.3 to the Registrant's August 16, 2010 Quarterly Report on Form 10-Q

3.2	By-laws of the Registrant, as amended - incorporated by reference to Exhibit 3.(ii) to the Registrant's Form 8-K as filed with the Securities and Exchange Commission on June 14, 2007

4.1
Rights Agreement, by and between the Company and Continental Stock Transfer and Trust Company, as amended - incorporated by reference to Exhibit 4.1 to the Registrant's Form 8-K, filed on February 9, 2005

10.1	Advanced Photonix, Inc. 1991 Special Directors Stock Option Plan - incorporated by reference to Exhibit 10.9 to the Registrant's March 31, 1991 Annual Report on Form 10-K

10.2	Advanced Photonix, Inc. 1997 Employee Stock Option Plan - incorporated by reference to Exhibit 10.13 to the Registrant's March 30, 1997 Annual Report on Form 10-K

10.3	Amendment No. 1 to 1997 Employee Stock Option Plan of Advanced Photonix, Inc. - incorporated by reference to Exhibit 10.14 to the Registrant's December 28, 1997 Quarterly Report on Form 10-Q

10.4	Advanced Photonix, Inc. 2000 Stock Option Plan, as amended - incorporated by reference to Exhibit 10.1 to the Registrant's December 30, 2011 Quarterly Report on Form 10-Q, filed on February 13, 2012

10.5	Advanced Photonix, Inc. 2007 Equity Incentive Plan

10.6
Form of Director Restricted Stock Agreement under the 2007 Equity Incentive Plan - incorporated by reference to Exhibit 4.4 to the Registrant's Form S-8 on Registration Statement No. 333-147012, filed on October 30, 2007

10.7
Form of Employee Restricted Stock Agreement under the 2007 Equity Incentive Plan - incorporated by reference to Exhibit 4.5 to the Registrant's Form S-8 on Registration Statement No. 333-147012, filed on October 30, 2007

10.8
Form of Employee Stock Option Agreement under the 2007 Equity Incentive Plan - incorporated by reference to Exhibit 10.3 to the Registrant's December 30, 2011 Quarterly Report on Form 10-Q, filed on February 13, 2012

10.9
Lease Agreement dated February 23, 1998 between Advanced Photonix, Inc. and High Tech No. 1, Ltd. - incorporated by reference to Exhibit 10.9 to the Registrant's March 29, 1998 Annual Report on Form 10-K

10.10
Form of Indemnification Agreement provided to Directors and Principal Officers of Advanced Photonix, Inc. - incorporated by reference to Exhibit 10.15 to the Registrant's December 28, 1997 Quarterly Report on Form 10-Q

10.11
Securities Purchase Agreement, Registration Rights Agreement, Senior Subordinated Convertible Note, Warrant to Purchase Class A Common Stock, and Additional Investment Right dated October 12, 2004 between Advanced Photonix, Inc. and private investors - incorporated by reference to Exhibits 10.13 through 10.13.4 to the Registrant's Form 8-K, filed on October 12, 2004

10.12
Letters of Agreement amending the Securities Purchase Agreement and Warrant to Purchase Class A Common Stock, dated March 9, 2005, between Advanced Photonix, Inc. and private investors - incorporated by reference to Exhibits 10.2 through 10.5 to the Registrant's Form 8-K, filed on March 14, 2005

10.13	Promissory Note between Picotronix, Inc. and Advanced Photonix, Inc., dated March 10, 2005 - incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on March 14, 2005

10.14	Secured Promissory Note between Advanced Photonix, Inc. and Robin Risser, dated May 2, 2005 - incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on May 6, 2005

10.15
Amendment dated May 1, 2008 to Secured Promissory Note dated May 2, 2005 by and between Advanced Photonix, Inc. and Robin Risser - incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on May 2, 2008

10.16
Second Amendment dated November 26, 2008 to Secured Promissory Note dated May 2, 2005 by and between Advanced Photonix, Inc. and Robin Risser - incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on December 1, 2008

10.17	Secured Promissory Note between Advanced Photonix, Inc. and Steven Williamson, dated May 2, 2005 - incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, filed on May 6, 2005

10.18
Amendment dated May 1, 2008 to Secured Promissory Note dated May 2, 2005 by and between Advanced Photonix, Inc. and Steven Williamson - incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, filed on May 2, 2008

10.19
Second Amendment dated November 26, 2008 to Secured Promissory Note dated May 2, 2005 by and between Advanced Photonix, Inc. and Steven Williamson - incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, filed on December 1, 2008

10.20
Convertible Loan Agreement dated September 15, 2004 between Picometrix, LLC and the Michigan Economic Development Corporation - incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, filed on October 30, 2008

10.21
First Amendment to Convertible Loan Agreement dated December 2, 2004 between Picometrix, LLC and the Michigan Economic Development Corporation - incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K, filed on October 30, 2008

10.22
Amended and Restated Promissory Note (Line of Credit) dated March 17, 2005 by Picometrix, Inc. in favor of the Michigan Economic Development Corporation - incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K, filed on October 30, 2008

10.23
Second Amendment to Convertible Loan Agreement dated March 17, 2005 between Picometrix, LLC and the Michigan Economic Development Corporation - incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K, filed on October 30, 2008

10.24	Second Amended and Restated Promissory Note dated September 23, 2008 by Picometrix, LLC - incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on October 30, 2008

10.25
Loan Agreement, dated September 15, 2005, between Picometrix, LLC and the Michigan Economic Development Corporation - incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on September 16, 2005

10.26	Amended and Restated Promissory Note dated January 26, 2009 by Picometrix, LLC - incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on January 30, 2009

10.27
Loan Agreement dated September 25, 2008 between Advanced Photonix, Inc. and The PrivateBank and Trust Company - incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on September 29, 2008

10.28
Promissory Note (Term Loan - Prime) dated September 25, 2008 by Advanced Photonix, Inc. in favor of The PrivateBank and Trust Company - incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, filed on September 29, 2008

10.29
Promissory Note (Line of Credit - Prime) dated September 25, 2008 by Advanced Photonix, Inc. in favor of The PrivateBank and Trust Company - incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K, filed on September 29, 2008

10.30
Continuing Security Agreement dated September 25, 2008 between Advanced Photonix, Inc. and The PrivateBank and Trust Company - incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K, filed on September 29, 2008

10.31
Continuing Guaranty dated September 25, 2008 by Picometrix, LLC and Silicon Sensors, Inc. for the benefit of The PrivateBank and Trust Company - incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K, filed on September 29, 2008

10.32
Form of Patent, Trademark and Copyright Security Agreement between Advanced Photonix, Inc. and The PrivateBank and Trust Company - incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K, filed on September 29, 2008

10.33	Form of Third Party Subscription Agreement, dated August 31, 2007 - incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on September 7, 2007

10.34	Form of Insiders Subscription Agreement, dated August 31, 2007 - incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, filed on September 7, 2007

10.35	Form of 2007 Series Warrant to Purchase Class A Common Stock, dated August 31, 2007 - incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K, filed on September 7, 2007

10.36	Form of Registration Rights Agreement, dated August 31, 2007 - incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K, filed on September 7, 2007

10.37	Insider Side Letter regarding the Warrant Exercise Price, dated August 31, 2007 - incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K, filed on September 7, 2007

10.38	Insider Side Letter regarding the Registration Rights Agreement, dated August 31, 2007 - incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K, filed on September 7, 2007

10.39	Form of Third Party Subscription Agreement, dated September 14, 2007 - incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on September 19, 2007

10.40
Advanced Photonix, Inc. Executive Incentive Compensation Plan (amended and restated as of March 6, 2009) - incorporated by reference to Exhibit 10.47 to the Registrant's Form 10-K, filed on June 29, 2009

10.41
Third Amendment dated April 1, 2009 to Secured Promissory Note dated May 2, 2005 by and between Advanced Photonix, Inc. and Robin Risser - incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on April 24, 2009

10.42
Third Amendment dated April 1, 2009 to Secured Promissory Note dated May 2, 2005 by and between Advanced Photonix, Inc. and Steven Williamson - incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, filed on April 24, 2009

10.43
First Amendment to Loan Agreement dated May 29, 2009 between Advanced Photonix, Inc. and The PrivateBank and Trust Company. - incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on June 3, 2009

10.44	Employment Agreement dated August 19, 2011 between Advanced Photonix, Inc. and Jeffrey Anderson - incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on August 19, 2011

10.45	Employment Agreement dated August 19, 2011, between Advanced Photonix, Inc. and Richard Kurtz - incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, filed on August 19, 2011

10.46	Employment Agreement dated August 19, 2011, between Advanced Photonix, Inc. and Robin Risser - incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K, filed on August 19, 2011

10.47	Employment Agreement dated August 19, 2011, between Advanced Photonix, Inc. and Steve Williamson - incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K, filed on August 19, 2011

10.48
Fourth Amendment dated November 30, 2009 to Secured Promissory Note dated May 2, 2005 by and between Advanced Photonix, Inc. and Robin Risser - incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K, filed on December 3, 2009

10.49
Fourth Amendment dated November 30, 2009 to Secured Promissory Note dated May 2, 2005 by and between Advanced Photonix, Inc. and Steve Williamson - incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K, filed on December 3, 2009

10.50
Fourth Addendum & Extension Agreement, dated January 8, 2010, between Picometrix, LLC and Jagar, L.L.C. - incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on January 13, 2010

10.51
Debt Conversion Agreement entered into as of May 19, 2010, by and among Picometrix, LLC, Advanced Photonix, Inc. and Michigan Economic Development Corporation incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on May 25, 2010

10.52
Debt Conversion Agreement entered into as of May 19, 2010, by and among Picometrix, LLC, Advanced Photonix, Inc., Michigan Economic Development Corporation and Michigan Strategic Fund incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, filed on May 25, 2010

10.53
Second Amendment dated June 25, 2010 to the Loan Agreement between Advanced Photonix, Inc. and The PrivateBank and Trust Company - incorporated by reference to Exhibit 10.59 to the Registrant's March 31, 2010 Annual Report on Form 10-K

10.54
Second Amendment dated June 25, 2010 to the Promissory Note (Term Loan - Prime) by Advanced Photonix, Inc. and The PrivateBank and Trust Company - incorporated by reference to Exhibit 10.60 to the Registrant's March 31, 2010 Annual Report on Form 10-K

10.55
Second Amendment dated June 25, 2010 to the Promissory Note (Line of Credit - Prime) by Advanced Photonix, Inc. and The PrivateBank and Trust Company - incorporated by reference to Exhibit 10.61 to the Registrant's March 31, 2010 Annual Report on Form 10-K

10.56
Securities Purchase Agreement dated November 4, 2010, by and between Advanced Photonix, Inc. and In-Q-Tel, Inc. - incorporated by reference to Exhibit 10.1 to the Registrants Form 10-Q, filed on February 14, 2011

10.57
Letter Agreement dated November 4, 2010, executed by Advanced Photonix, Inc. in favor of In-Q-Tel, Inc. - incorporated by reference to Exhibit 10.2 to the Registrants Form 10-Q, filed on February 14, 2011

10.58
Development Agreement dated November 12, 2010, by and among Advanced Photonix, Inc., Picometrix, LLC and In-Q-Tel, Inc. - incorporated by reference to Exhibit 10.3 to the Registrants Form 10-Q, filed on February 14, 2011

10.59
Royalty Agreement dated November 12, 2010, by and among Advanced Photonix, Inc., Picometrix, LLC and In-Q-Tel, Inc. - incorporated by reference to Exhibit 10.4 to the Registrants Form 10-Q, filed on February 14, 2011

10.60
Amended and Restated Securities Purchase Agreement dated November 29, 2010, by and among Advanced Photonix, Inc., Robin F. Risser and Steven Williamson - incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed December 2, 2010

10.61
Class A Common Stock Purchase Warrant dated November 30, 2010, between Advanced Photonix, Inc. and Robin F. Risser - incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, filed December 2, 2010

10.62
Class A Common Stock Purchase Warrant dated November 30, 2010, between Advanced Photonix, Inc. and Steven Williamson - incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K, filed December 2, 2010

10.63
Fifth Amendment dated November 29, 2010 to Secured Promissory Note dated May 2, 2005 by and between Advanced Photonix, Inc. and Robin F. Risser - incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K, filed December 2, 2010

10.64
Fifth Amendment dated November 29, 2010 to Secured Promissory Note dated May 2, 2005 by and between Advanced Photonix, Inc. and Steven Williamson - incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K, filed December 2, 2010

10.65
Third Amendment dated August 27, 2010 to the Loan Agreement between Advanced Photonix, Inc. and The PrivateBank and Trust Company - incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed August 27, 2010

10.66
Fourth Amendment dated November 30, 2010 to the Loan Agreement between Advanced Photonix, Inc. and The PrivateBank and Trust Company - incorporated by reference to Exhibit 10.6 to the Registrant's Form 8-K, filed December 2, 2010

10.67	Underwriting Agreement dated January 6, 2011 between Advanced Photonix, Inc. and B. Riley & Co., LLC - incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K, filed January 1, 2011

10.68	Underwriting Agreement dated February 25, 2011 between Advanced Photonix, Inc. and B. Riley & Co., LLC - incorporated by reference to Exhibit 1.1 to the Registrant's Form 8-K, filed March 2, 2011

10.69
Fifth Amendment dated September 23, 2011 to the Loan Agreement between Advanced Photonix, Inc. and The PrivateBank and Trust Company - incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed September 26, 2011

10.70
Amendment dated September 23, 2011 to the Promissory Note (Term Loan-Prime) by Advanced Photonix, Inc. in favor of The PrivateBank and Trust Company - incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, filed September 26, 2011

10.71
Amendment dated September 23, 2011 to the Promissory Note (Line of Credit - Prime) by Advanced Photonix, Inc. in favor of The PrivateBank and Trust Company - incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K, filed September 26, 2011

10.72
Loan and Security Agreement dated as of January 31, 2012 by and among Silicon Valley Bank, Advanced Photonix, Inc. and Picometrix, LLC - incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed February 3, 2012

10.73
Loan and Security Agreement (EX-IM Loan Facility) dated as of January 31, 2012 by and among Silicon Valley Bank, Advanced Photonix, Inc. and Picometrix, LLC - incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, filed February 3, 2012

10.74
Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement dated as of January 31, 2012 made by Advanced Photonix, Inc. and Picometrix, LLC in favor of the Export Import Bank of the United States and Silicon Valley Bank - incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K, filed February 3, 2012

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

Date: June 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard D. Kurtz	Chairman of the Board, President, and	June 29, 2012
Richard D. Kurtz	Chief Executive Officer (principal executive Officer)

/s/ Robin Risser	Chief Operating Officer	June 29, 2012
Robin Risser

/s/ Jeff Anderson	Chief Financial Officer and Director	June 29, 2012
Jeff Anderson	(principal financial and accounting Officer)

/s/ M. Scott Farese	Director	June 29, 2012
M. Scott Farese

/s/ Lance Brewer	Director	June 29, 2012
Lance Brewer

/s/ Donald Pastor	Director	June 29, 2012
Donald Pastor

/s/ Stephen P. Soltwedel	Director	June 29, 2012
Stephen P. Soltwedel