Form 10-Q
period 2012-06-29
ADVANCED PHOTONIX INC
filed 2012-08-13
CIK 869986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 29, 2012
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
       YES ☐             NO ☑

As of August 9, 2012, there were 31,161,147 shares of Class A Common Stock, $.001 par value, outstanding.

Advanced Photonix, Inc.
Form 10-Q
For the Quarter Ended June 29, 2012

PART I -- FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Advanced Photonix, Inc.
Condensed Consolidated Balance Sheets

	June 29, 2012 (Unaudited)	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$3,172,000	$3,249,000
Receivable, net	4,343,000	4,539,000
Inventories	3,327,000	3,594,000
Prepaid expenses and other current assets	283,000	261,000
Total current assets	11,125,000	11,643,000
Equipment and leasehold improvements, net	3,196,000	3,301,000
Goodwill	4,579,000	4,579,000
Intangibles and patents, net	4,256,000	4,538,000
Other assets	371,000	322,000
Total Assets	$23,527,000	$24,383,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$980,000	$872,000
Accrued compensation	787,000	866,000
Accrued subcontracting costs	327,000	355,000
Other accrued expenses	689,000	651,000
Current portion of long-term debt - bank term loan	333,000	333,000
Current portion of long-term debt - bank line of credit	800,000	500,000
Current portion of long-term debt – MEDC/MSF	538,000	532,000
Total current liabilities	4,454,000	4,109,000
Long-term debt, less current portion – MEDC/MSF	793,000	929,000
Long-term debt, less current portion – bank term loan	583,000	667,000
Warrant liability	9,000	26,000
Total liabilities	5,839,000	5,731,000

Commitments and contingencies Shareholders' equity:
Class A Common Stock, $.001 par value, 100,000,000 authorized; June 29, 2012 – 31,161,147 shares issued and outstanding, March 31, 2012 – 31,159,431 shares issued and outstanding	31,000	31,000
Additional paid-in capital	58,475,000	58,446,000
Accumulated deficit	(40,818,000)	(39,825,000)
Total shareholders' equity	17,688,000	18,652,000
Total Liabilities and Shareholders’ Equity	$23,527,000	$24,383,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 29, 2012	July 1, 2011
Sales, net	$6,216,000	$8,120,000
Cost of products sold	3,972,000	4,742,000
Gross profit	2,244,000	3,378,000

Operating expenses:
Research, development and engineering	1,371,000	1,692,000
Sales and marketing	505,000	615,000
General and administrative	1,053,000	1,159,000
Amortization expense	292,000	342,000
Total operating expenses	3,221,000	3,808,000
Loss from operations	(977,000)	(430,000)

Other income (expense):
Interest income	--	2,000
Interest expense	(33,000)	(31,000)
Interest expense, related parties	--	(15,000)
Change in fair value of warrant liability	17,000	492,000

Net income (loss)	$(993,000)	$18,000

Basic income (loss) per share	$(0.03)	$0.00
Diluted income (loss) per share	$(0.03)	$0.00
Weighted average common shares outstanding
Basic	31,161,000	30,687,000
Diluted	31,161,000	31,759,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 29, 2012	July 1, 2011
Cash flows from operating activities:
Net income (loss)	$(993,000)	$18,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	200,000	257,000
Amortization	292,000	342,000
Stock based compensation expense	29,000	36,000
Change in fair value of warrant liability	(17,000)	(492,000)
Changes in operating assets and liabilities:
Accounts receivable – net	196,000	(227,000)
Inventories	267,000	(287,000)
Prepaid expenses and other assets	(71,000)	33,000
Accounts payable and accrued expenses	39,000	(257,000)
Net cash used in operating activities	(58,000)	(577,000)

Cash flows from investing activities:
Capital expenditures	(95,000)	(368,000)
Patent expenditures	(10,000)	(64,000)
Net cash used in investing activities	(105,000)	(432,000)

Cash flows from financing activities:
Proceeds on bank line of credit	800,000	--
Payments on bank line of credit	(500,000)	--
Payments on bank term loan	(84,000)	(145,000)
Payments on MEDC/MSF term loan	(130,000)	(169,000)
Payments on related parties debt	--	(75,000)
Proceeds from exercise of stock options	--	9,000
Net cash provided by (used in) financing activities	86,000	(380,000)
Net decrease in cash and cash equivalents	(77,000)	(1,389,000)
Cash and cash equivalents at beginning of period	3,249,000	4,744,000
Cash and cash equivalents at end of period	$3,172,000	$3,355,000

Supplemental disclosure of cash flow information:	June 29, 2012	July 1, 2011
Cash paid for interest	$31,000	$62,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Notes to Condensed Consolidated Financial Statements
June 29, 2012

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, Silicon Sensors Inc. (SSI) and Picometrix®, LLC (Picometrix). The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included.  Operating results for the three-month period ended June 29, 2012 are not necessarily indicative of the results that may be expected for the balance of the fiscal year ending March 31, 2013.

These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed with the SEC on June 29, 2012.

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

The adoption of this guidance in the current quarter did not impact the Company’s consolidated financial statements.

Note 3.  Stock Based Compensation

The Company has three stock equity plans:  The 1997 Employee Stock Option Plan, the 2000 Stock Option Plan and the 2007 Equity Incentive Plan.  As of June 29, 2012, no additional awards may be issued under either the 1997 Employee Stock Option Plan or the 2000 Stock Option Plan.  There are 2,500,000 shares authorized for issuance under the 2007 Equity Incentive Plan, with 296,615 shares remaining available for future grant.

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

The following table summarizes information regarding options outstanding and options exercisable at each of the quarterly periods through the three months ended July 1, 2011 and June 29, 2012, respectively, and the changes during the periods then ended:

	Number of Options Outstanding (000’s)	Weighted Average Exercise Price per Share	Number of Shares Exercisable (000’s)	Weighted Average Exercise Price per Share
Balance as of March 31, 2011	2,161	$1.65	1,933	$1.74
Granted	368	$1.52
Exercised	(16)	$0.57
Expired or forfeited	(37)	$1.69
Balance as of July 1, 2011	2,476	$1.64	1,980	$1.72
Vested & expected to Vest, July 1, 2011	2,402	$1.64

	Number of Options Outstanding (000’s)	Weighted Average Exercise Price per Share	Number of Shares Exercisable (000’s)	Weighted Average Exercise Price per Share
Balance as of March 31, 2012	2,267	$1.75	1,994	$1.88
Granted	125	$0.63
Exercised	(5)	$0.44
Expired or forfeited	(5)	$0.44
Balance as of June 29, 2012	2,382	$1.69	2,023	$1.86
Vested & expected to Vest, June 29, 2012	2,321	$1.69

Information regarding stock options outstanding as of June 29, 2012 is as follows:

	Options Outstanding
Price Range	Shares (in 000s)	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.44 - $1.00	570	$0.75	8.08
$1.25 - $2.50	1,499	$1.82	4.49
$2.56 - $5.34	313	$2.83	3.25

	Options Exercisable
Price Range	Shares (in 000s)	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.44 - $1.00	211	$0.69	7.61
$1.25 - $2.50	1,499	$1.82	4.49
$2.56 - $5.34	313	$2.83	3.25

The intrinsic value of options exercised during the three month periods ended June 29, 2012 and July 1, 2011 was $1,100 and $15,718, respectively.

During the first quarter of fiscal 2012, restricted shares were issued to certain individuals.  There were no restricted shares issued during the first quarter of fiscal 2013.  The restricted share transactions are summarized below:
	Shares (000’s)	Weighted Average Grant Date Fair Value Per Share
Unvested, March 31, 2011	70	$0.44
Granted	55	$1.51
Vested	(70)	$0.44
Expired or forfeited	--	--
Unvested, July 1, 2011	55	$1.51

	Shares (000’s)	Weighted Average Grant Date Fair Value Per Share
Unvested, March 31, 2012	246	$0.84
Granted	--	--
Vested	--	--
Expired or forfeited	--	--
Unvested, June 29, 2012	246	$0.84

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

1.
The time period that option awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s short-cut approach pursuant to SAB No. 107, “Disclosure about Fair Value of Financial Statements”. The expected term assumption for awards issued during the three month periods ended June 29, 2012 and July 1, 2011 was 6.3 years. As additional evidence develops from the employee’s stock trading history, the expected term assumption will be refined to capture the relevant trends.

2.
The future volatility of the Company’s stock has been estimated based on the weekly stock price from the acquisition date of Picometrix (May 2, 2005) to the date of the latest stock grant. The expected volatility assumption for awards issued during the three month periods ending June 29, 2012 and July 1, 2011 averaged 66% and 67%, respectively. As additional evidence develops, the future volatility estimate will be refined to capture the relevant trends.

3.
A dividend yield of zero has been assumed for awards issued during the three month periods ended June 29, 2012 and July 1, 2011, based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.

4.
The Company has based its risk-free interest rate assumption for awards issued during the three month periods ended June 29, 2012 and July 1, 2011 on the implied yield available on U.S. Treasury issues with an equivalent expected term, which averaged 1.1% and 1.7% during each of the respective periods.

5.
The forfeiture rate, for awards issued during the three month periods ended June 29, 2012 and July 1, 2011, was approximately 16.0% and 18.4%, respectively, and was based on the Company’s actual historical forfeiture history.

The Company’s stock-based compensation expense is classified in the table below:

	Three months ended
	June 29, 2012	July 1, 2011
Cost of Products Sold	$3,000	$4,000
Research and Development expense	7,000	13,000
General and Administrative expense	17,000	16,000
Sales and Marketing expense	2,000	3,000
Total Stock Based Compensation	$29,000	$36,000

At June 29, 2012, the total stock-based compensation expense related to unvested stock options and restricted shares granted to employees and independent directors under the Company’s stock option plans but not yet recognized was approximately $290,000. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 2.9 years and will be adjusted for subsequent changes in estimated forfeitures.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  We have never experienced any losses related to these balances.  All of the Company’s non-interest bearing cash balances were fully insured at June 29, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012.  Under the program, there is no limit to the amount of insurance for eligible accounts.  Beginning in calendar year 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

Accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Any unanticipated change in the customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. As of June 29, 2012, two customers individually comprised 10% or more of accounts receivable (combining for 26.5% of total accounts receivable).  As of March 31, 2012, two customers individually comprised 10% or more of accounts receivable (combining for 28.9% of total accounts receivable).  The allowance for doubtful account balance was $39,000 on June 29, 2012 and on March 31, 2012.

Note 5.  Detail of Certain Asset Accounts

Cash and Cash Equivalents - The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Inventories - Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (on a first in, first out method) or market. Inventories consist of the following at June 29, 2012 and March 31, 2012:

	June 29, 2012	March 31, 2012
Raw material	2,059,000	$2,342,000
Work-in-process	860,000	949,000
Finished products	408,000	303,000
Inventories, net	$3,327,000	$3,594,000

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

Intangible Assets - Intangible assets that have definite lives consist of the following (dollars in thousands):

	Weighted Average	June 29, 2012
	Lives in Years	Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net
Customer list	15	Straight Line	$190	$90	$100
Trademarks	15	Cash Flow	2,270	988	1,282
Technology	10	Cash Flow	10,950	9,257	1,693
Patents pending			616	--	616
Patents	10	Straight Line	831	266	565
Total Intangibles			$14,857	$10,601	$4,256

	Weighted Average	March 31, 2012
	Lives in Years	Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net
Customer list	15	Straight Line	$475	$372	$103
Trademarks	15	Cash Flow	2,270	949	1,321
Technology	10	Cash Flow	10,950	9,027	1,923
Patents pending			673	--	673
Patents	10	Straight Line	764	246	518
Total Intangibles			$15,132	$10,594	$4,538

Amortization expense for the three-month periods ended June 29, 2012 and July 1, 2011 was approximately $292,000 and $342,000, respectively.  The current patents held by the Company have remaining useful lives ranging from 2 years to 20 years.

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

Assuming no impairment to the intangible value, future amortization expense for intangible assets and patents, excluding patents pending, are as follows by fiscal year (in thousands):

Intangible Assets and Patents
Remainder of 2013	$874
2014	978
2015	537
2016	264
2017	267
2018 & after	720
Total	$3,640

Patent pending costs of $616,000 are not included in the future amortization chart above.  These costs will be amortized beginning the month the patents are granted.

Note 6.  Debt

Total outstanding debt of the Company as of June 29, 2012 and March 31, 2012 consisted of the following (in thousands):

	June 29, 2012	March 31, 2012
Bank term loan	$916	$1,000
Bank line of credit	800	500
MEDC/MSF loans	1,331	1,461
Total	$3,047	$2,961

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

On January 31, 2012, API entered into a loan and security agreement (and such other documents which constitute the SVB Loan Agreement) with Silicon Valley Bank (SVB) and terminated the PrivateBank Loan Agreement by paying off the outstanding balances.  The terms of the SVB Loan Agreement provide for a $5 million line of credit with a $3 million Export-Import (EX-IM) sublimit at an interest rate that ranges from prime plus 50 basis points on up to prime plus 375 basis points depending on the Company’s liquidity ratio and adjusted six month rolling EBITDA as defined in the SVB Loan Agreement.   The SVB Loan Agreement contains a covenant for an initial minimum six month rolling adjusted EBITDA of negative $1,250,000 which reduces over time to $1 as of April, 2013.  There is also a minimum liquidity ratio of 2.25 based on outstanding cash, receivables and debt as defined in the SVB Loan Agreement.     The amount that can be drawn on the line of credit is subject to a formula based on the Company’s outstanding receivables and inventory.   In addition, the SVB Loan Agreement provides for a $1 million term loan with principal payable over three years in equal monthly installments and interest at a rate ranging from prime plus 100 basis points to prime plus 425 basis points dependent on the Company’s liquidity ratio and adjusted six month rolling EBITDA as defined in the SVB Loan Agreement. Under the SVB Loan Agreement, the Company may prepay all, but not less than all, of the term loan by paying a prepayment premium equal to (i) 1.00% of the amount outstanding if prepayment occurs before the first anniversary of the term loan; (ii) 0.50% of the amount outstanding if prepayment occurs after the first, but before the second anniversary of the term loan; and (iii) 0.25% of the amount outstanding if prepayment occurs after the second anniversary of the term loan.  In addition, if the term loan becomes due and payable because of the occurrence and continuance of an Event of Default (as defined in the SVB Loan Agreement), the Company will be required to pay a termination fee equal to 1.00% of the amount outstanding.  The interest rates on the SVB term loan and line of credit as of June 29, 2012 were 5.75% and 5.25%, respectively. The Company had $800,000 outstanding on the SVB line of credit with approximately $3.1 million in additional borrowing capacity as of June 29, 2012.

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

Total interest payments made to the Company’s bank lenders’ during the three months ended June 29, 2012 and July 1, 2011 were approximately $16,000 and $20,000, respectively

MEDC/MSF Loans
The Michigan Economic Development Corporation (MEDC) entered into two unsecured loan agreements with the Company’s subsidiary Picometrix: one in fiscal 2005 (MEDC-loan 1) and one in fiscal 2006 (MEDC-loan 2).  Both loans have been modified as to the interest rate and principal repayment terms in prior years.  Currently both loans have an interest rate of 4% and the maturity dates on MEDC-loan 1 and on MEDC-loan 2 are November, 2014 and September, 2014, respectively.

Interest payments made to the MEDC/MSF were approximately $15,000 and $26,000 during the three months ended June 29, 2012 and July 1, 2011, respectively.

Related Parties Debt
As a result of the 2005 acquisition of Picotronix, Inc., the Company issued four year promissory notes (the Picometrix Notes) to Robin Risser, the Company’s COO, and Steve Williamson, the Company’s CTO (collectively, the Note Holders) in the aggregate principal amount of $2,900,500.  API had the option of prepaying the Picometrix Notes without penalty. The maturity date of the Picometrix Notes was subsequently extended in a series of amendments.  In particular, on November 29, 2010, the Company and the Note Holders entered into the fifth amendment to the Picometrix Notes (the Fifth Note Amendment). The Fifth Note Amendment required the Company to pay the Note Holders a restructuring fee of $156,312 (11%) and extended the due dates for the remaining principal balance payments on the Picometrix Notes (in the aggregate amount of $1,400,500) through September 1, 2012.

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

Interest payments made to Related Parties during the three month periods ended June 29, 2012 and July 1, 2011 were zero and $16,000, respectively.

Note 7.  Stockholders’ Equity

Warrants
At March 31, 2012 and June 29, 2012, the Company had the following warrants outstanding and exercisable:

	Shares (000’s)	Exercise Price
2007 Warrants	630	$1.7900
2010 Warrants	267	$1.4040
Total	897

On September 14, 2007, the Company completed a private placement (the 2007 Offering). Each unit sold by the Company in the 2007 Offering consisted of four (4) shares of the Company’s Class A Common Stock, par value $0.001 per share (the 2007 Offering Shares) and one (1) five year warrant exercisable for one share of Class A Common Stock at an exercise price of $1.85 (each a 2007 Warrant). The Company sold a total of 741,332 units consisting of 2,965,332 (2007) Offering Shares and 741,332 (2007) Warrants, of which 33,000 units consisting of 132,000 (2007) Offering Shares and 33,000 (2007) Warrants were to related parties at the prevailing closing stock price of $1.83 per share, for an aggregate purchase price of $4.5 million.  The offer and sale of the 2007 Offering Shares and 2007 Warrants were made pursuant to Rule 506 promulgated pursuant to the Securities Act and each of the investors was an accredited investor as defined by Rule 501 promulgated pursuant to the Securities Act.  The exercise price for the 2007 Warrants was subject to adjustment based on a formula contained in the private placement agreement each investor in the 2007 Offering executed, if the Company issued Class A Common Stock in the future below the $1.85 exercise price.  The exercise price was reduced to $1.79 in June 2010 as a result of the issuance of Class A Common Stock to the MEDC and MSF at a price of $0.54 per share.  Accordingly the number of warrants increased by 24,095 as a result of the change in the exercise price.

In connection with the Fifth Note Amendment to the Picometrix Notes described in Note 6, the Company issued 267,196 warrants to Robin Risser and Steve Williamson (the 2010 Warrants).  Each 2010 Warrant is exercisable over a five year period for one share of the Company’s Class A Common Stock at an exercise price of $1.404 subject to adjustment, based on a formula in the warrants agreements pursuant to which the 2010 Warrants were issued, if the Company  issues Class A Common Stock in the future below $1.404.  Future adjustments cannot reduce the exercise price below $1.17.  As a result of the exercise price reset feature, the fair values of the warrants are recorded as a liability.

The Company records the change in the fair value of warrants accounted for as liabilities as a charge or credit to its statement of operations.  Such amounts were a credit of $17,000 and a credit of $492,000 for the three months ended June 29, 2012 and July 1, 2011, respectively.   The fair value of the 2010 Warrants, the only remaining liability warrants, was approximately $9,000 at June 29, 2012.

The fair value of the warrants was estimated using the Monte Carlo option pricing model using the following assumptions:

	June 29, 2012	July 1, 2011*
Expected term (in years)	3.4	0.2 – 4.4
Volatility	66.05%	41.23% - 69.52%
Expected dividend	--	--
Risk-free interest rate	2.0%	0.83% - 2.0%
*As of July 1, 2011, the Company also had warrants recorded as a liability associated with certain Convertible Notes which had subsequently expired.

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

The following chart represents the activity in the Company’s Level 3 warrants during the three months ended June 29, 2012 and year ended March 31, 2012.

	For Periods Ended
	Three Months June 29, 2012	Year Ended March 31, 2012
Level 3 Warrants, beginning of period	$26,000	$732,000
Change in fair value of warrant liability	(17,000)	(706,000)
Level 3 Warrants, end of period	$9,000	$26,000

Note 8. Earnings Per Share

The Company’s net earnings per share calculations are in accordance with FASB ASC 260-10.  Accordingly, basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares outstanding for each year.  The calculation of loss per share is as follows:

	Three months ended
Basic and Diluted	June 29, 2012	July 1, 2011
Weighted Average Basic Shares Outstanding	31,161,000	30,687,000
Dilutive effect of Stock Options and Warrants	--	1,072,000
Weighted Average Diluted Shares Outstanding	31,161,000	31,759,000
Net income (loss)	$(993,000)	$18,000
Basic income (loss) per share	$(0.03)	$0.00
Diluted income (loss) per share	$(0.03)	$0.00

The dilutive effect of stock options for the three-month period ended June 29, 2012 was not included in the calculation of diluted loss per share because to do so would have had an anti-dilutive effect as the Company had a net loss for the period. As of June 29, 2012, the number of anti-dilutive shares excluded from diluted earnings per share totaled approximately 2.9 million shares, which includes approximately 897,000 anti-dilutive warrants.

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Certain statements contained in this Management’s Discussion and Analysis (MD&A), including, without limitation, statements containing the words “may,” “will,” “can,” “anticipate,” “believe,” “plan,” “estimate,” “continue,” and similar expressions constitute “forward-looking statements.” These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks described in the Risk Factors sections of our Annual Report on Form 10-K for the period ended March 31, 2012 (the 2012 Form 10-K) and elsewhere in this filing. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report. The following discussion should be read in conjunction with the Risk Factors as well as our financial statements and the related notes.

Overview
We are a leading supplier of optoelectronic semiconductors packaged into high-speed optical receivers (HSOR), custom optoelectronic subsystems and Terahertz (THz) instrumentation, serving a variety of global OEMs.  Our patented high-speed optical receivers include Avalanche Photodiode (APD) technology and PIN (positive-intrinsic-negative) photodiode technology based upon III-V materials, including InP, InAlAs, and GaAs. Our optoelectronic subsystems are based on our silicon Large Area Avalanche Photodiode (LAAPD), PIN photodiode, FILTRODE® detectors and LED assemblies. Our Terahertz sensor product line is targeted at the industrial, homeland security and military markets. Using our patented fiber coupled technology and high speed Terahertz generation and detection sensors, we are engaged in transferring Terahertz technology from the  laboratory to the factory floor for use in non-destructive testing and real time quality control.  All of these products rely on our proprietary light and radiation detection technology.

Global Economic Conditions
The credit markets and the financial services industry continue to experience a period of significant disruption with significant levels of monetary intervention from the United States and other governments. Continued concerns about the systemic impact of potential long-term or widespread recession, energy costs, geopolitical issues, the availability and cost of credit, the global commercial and residential real estate markets and related mortgage markets and reduced consumer confidence have contributed to increased market volatility and diminished expectations for most developed and emerging economies. As a result of these market conditions, the cost and availability of capital and credit has been and may continue to be adversely affected. Continued turbulence in the United States and international markets and economies could restrict our ability to refinance our existing indebtedness, increase our costs of borrowing, limit our access to capital necessary to meet our liquidity needs and materially harm our operations or our ability to implement our business strategy.

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

We predominantly sell directly to original equipment manufacturers with a direct sales force with limited sales through representatives, value added resellers (VAR’s) and distributors. Distributor and VAR sales represented approximately 8% of total revenue for the three months ended June 29, 2012.  Significant terms and conditions of distributor agreements include FOB source, net 30 days payment terms, with no return and limited exchange rights, and no price protection.  Since the product transfers title to the distributor at the time of shipment by us, the products are not considered inventory on consignment.

Revenue is also derived from technology research and development contracts. We recognize revenue from these contracts as services and/or materials are provided.

Impairment of Long-Lived Assets
As of June 29, 2012 and March 31, 2012, our consolidated balance sheet included $4.6 million in goodwill. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our business acquisitions.

Goodwill and intangible assets that are not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. During the three months ended June 29, 2012, we adopted new FASB guidance relative to goodwill impairment whereby in its annual assessment of goodwill impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step impairment test.  If after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not necessary.  Step one of the two-step impairment test is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the asset exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.  We have selected March 31 as the date for our annual impairment test.

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

As evidenced above, our stock price and control premium are significant factors in assessing our fair value for purposes of the goodwill impairment assessment. Our stock price can be affected by, among other things, changes in industry or market conditions, changes in our results of operations, and changes in our forecasts or market expectations relating to future results. Our stock price has fluctuated from a high of $.79 to a low of $0.50 on an intra-day basis during the first quarter of fiscal 2013.

The carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include our assumptions of cash inflows and outflows directly resulting from the use of that asset, or group of assets used in conjunction with specific assets, in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset, or asset groups, over its then estimated fair value.  As a result of the operating loss in fiscal year 2012, we performed an impairment evaluation and concluded that for the fiscal year ended March 31, 2012 there were no impairments of any amortizing intangibles or property and equipment expected based upon future undiscounted cash flows over the remaining estimated lives and in connection with the preparation of this report, we further concluded that there have been no events or changes in circumstances that have occurred in the three months ended June 29, 2012 that would warrant further impairment evaluation.

Deferred Tax Asset Valuation Allowance
We record deferred income taxes for the future tax consequences of events that were recognized in our financial statements or tax returns. We record a valuation allowance against deferred tax assets when, in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future.  Consistent with the 2012 Form 10-K, we have continued a full valuation allowance on our net Deferred Tax Assets as of June 29, 2012.

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

RESULTS OF OPERATIONS

Revenues
We predominantly operate in one industry segment, consisting of light and radiation detection devices, that we sell to  multiple end markets including telecommunications, industrial sensing/non destructive testing (NDT), military-aerospace, medical, and homeland security.  Revenues by market consisted of the following (in thousands):

	Three months ended
Revenues	June 29, 2012		July 1, 2011
Telecommunications	$1,945	31%	$3,709	46%
Industrial Sensing/NDT	2,771	45%	2,668	33%
Military/Aerospace	1,305	21%	980	12%
Medical	195	3%	295	3%
Homeland Security	--	-	468	6%
Total Revenues	$6,216	100%	$8,120	100%

Our revenues for the quarter ended June 29, 2012 were approximately $6.2 million, a decrease of 23% (or $1.9 million) from revenues of $8.1 million for the quarter ended July 1, 2011.  Revenues decreased 4% from the quarter ended March 31, 2012.  We experienced revenue decreases in three of five markets for the quarter ending June 29, 2012 compared to the prior year period.

Telecommunications revenue in the first quarter of fiscal 2013 was $1.9 million, a decrease of approximately 48% (or $1.8 million) from the prior year first quarter.  The slowdown experienced in the first quarter of fiscal 2013 relative to the same quarter in fiscal 2012 was primarily due to lower 100G line side sales given the transition of a large customer to our next generation product and increased competition which resulted in downward pressure on pricing in advance of implementation of cost reduced models. Telecommunications revenue on a consecutive quarterly basis decreased 17%, or approximately $397,000, from the fourth quarter of fiscal 2012.  The lower sales experienced in the first quarter of fiscal 2013 was primarily due to the timing of orders for our 40G products and the transition of a large 100G customer to our next generation 100G cost reduced line side products and changes in or overall product mix.

Industrial Sensing/NDT market revenue was approximately $2.8 million in the first quarter of fiscal 2013, an increase of $103,000 over the prior year quarter.  Revenue increased approximately 20%, or $470,000, from the fourth quarter of fiscal 2012.  The growth sequentially and year over year came on the strength of higher THz product sales and contract R&D revenue.

Military/Aerospace market revenue in the first quarter of fiscal 2013 was $1.3 million, an increase of 33% (or $325,000) from the comparable prior year period and an increase of $110,000 (or 9%) from the fourth quarter of fiscal 2012.  Both increases were driven by THz R&D contract revenue increases of approximately $275,000.

Medical market revenues in the first quarter ended June 29, 2012 were $195,000, a decrease from the prior year quarter of $100,000 (34%).  On a sequential basis, revenue decreased $140,000 from the fourth quarter of fiscal 2012.  Both declines were primarily due to timing of shipments related to one customer.

Homeland Security revenues were zero for the first quarter ended June 29, 2012, compared to $468,000 in the first quarter of fiscal 2012 and $330,000 in the fourth quarter of fiscal 2012.  The decrease was the result of the completion of the In-Q-Tel anomaly detection system development contract in fiscal 2012.  Any revenues in fiscal 2013 will be dependent on a follow-on contract by In-Q-Tel, adoption by the Transportation Security Administration of our Terahertz based anomaly detectors in their security screening process or purchases from other entities to use our Terahertz based anomaly detection screening system.

For the year, we expect our revenues to be up slightly on the strength of our THz system sales, continued growth in the medical market and improvements in Telecom revenues in the second half of the year.  The second half revenues are expected to be 35% higher than the first half revenues, paced by new sources in our supply chain and barring any unfavorable future macroeconomic events.

Gross Profit
Gross profit for the first quarter of fiscal 2013 was $2.2 million compared to $3.4 million for the first quarter of fiscal 2012, a decrease of $1.1 million on a revenue decrease of $1.9 million.    The lower gross profit for the first quarter of fiscal 2013 was due to decreased volume on HSOR products. Gross profit percentage was 36.1% for the first quarter of fiscal 2013 compared to 41.6% in the first quarter of fiscal 2012 and 34.2% in the fourth quarter of fiscal 2012.  The fiscal 2013 first quarter gross margin rate decreased year over year primarily due to the HSOR volume decrease leading to higher unit costs, as much of the factory overhead act as fixed costs in the short run.  The fiscal 2013 first quarter gross margin rate increased sequentially due to the growing mix of THz sales which enjoys higher gross margins.

Operating Expenses
Total operating expenses for the quarter ended June 29, 2012 were $3.2 million, a decrease of $587,000 over the comparable fiscal 2012 period.   Decreases occurred in every category of spending due to the austerity measures put in place pending the return of volume on our HSOR products.  Total operating expenses for the first quarter of fiscal 2013 were essentially flat when compared to the fourth quarter of fiscal 2012.   Operating expenses are expected to increase ratably going forward in concert with the expected higher revenue outlook.

RD&E expenses of $1.4 million decreased by $321,000 (or 19%) in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012 due to less qualification units being built, qualification of certain prototype parts for production use, and lower salary expenditures.

Sales and Marketing (S&M) expenses decreased $110,000 (or 18%) to $505,000 (8% of sales) in the first quarter of fiscal 2013 compared to $615,000 (8% of sales) in the prior year first quarter.  The decrease was primarily attributable to lower commissions paid on lower HSOR revenue.

General and Administrative (G&A) expenses decreased $106,000 to approximately $1.1 million (17% of sales) for the first quarter of fiscal 2013, compared to $1.2 million (14% of sales) for the first quarter of fiscal 2012. The decrease was primarily attributable to lower recruiting fees and compensation.

Amortization expense decreased $50,000 to $292,000 compared to the first quarter of fiscal 2012 expense of approximately $342,000.  We utilize the cash flow amortization method on the majority of our intangible assets which means lower amortization as the assets near the end of their lives.

The non-cash expensing of stock option and restricted stock grants included in operating expenses was $26,000 for the three month period ended June 29, 2012 compared to $32,000 for the three month period ended July 1, 2011.

Other Income (Expense), net
Interest income for the first quarter of fiscal 2013 was down by $2,000 relative to the first quarter of fiscal 2012, as we have decided to keep our cash in US government guaranteed accounts.

Interest expense in the first quarter of fiscal 2013 was $33,000 compared to $46,000 in the first quarter of fiscal 2012, a decrease of $13,000 (or 28%) due to more favorable rates and a reduction in our average debt outstanding.

The fair value of the warrant liability discussed in Note 7 is determined using a Monte Carlo option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent that the fair value of the warrant liability increases or decreases, we record an expense or income in our statements of operations. The other income of $17,000 attributed to the change in fair value of the warrant liability in the first quarter of fiscal 2013 is due to the change in the stock price, expected volatility, interest rates and contractual life of the warrants which are the primary assumptions applied to the Monte Carlo model used to calculate the fair value of the warrants.  For the first quarter of fiscal 2012, we incurred other income of $492,000 on the change in fair value of the warrant liability.

We realized a net loss for the first quarter of fiscal 2013 of approximately $993,000 ($0.03 per share), as compared to a net income of $18,000 ($0.00 per share) in the first quarter of fiscal 2012, a decrease in income of approximately $1.0 million.  This decrease in income for the fiscal 2013 quarter is primarily attributable to lower gross margin dollars realized of $1.1 million (on $1.9 million lower revenue) and unfavorable non-cash change in the warrant value of $475,000, offset by $587,000 of lower operating expenses.

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

Liquidity and Capital Resources

At June 29, 2012, we had cash and cash equivalents of $3.2 million, a slight decrease of approximately $77,000 from the March 31, 2012 balance.  The lower balance for the three month period is attributable to cash used in operating activities of $58,000 and investing activities of approximately $105,000, offset by cash provided by financing activities of $86,000.

Operating Activities
The decrease of $58,000 in cash resulting from operating activities for the three months ended June 29, 2012 was primarily attributable to net cash used in operations of $489,000, offset by net cash provided by operating assets and liabilities of $431,000.  Cash used in operations of $489,000 resulted from the net loss of approximately $993,000 less non-cash charges of $504,000 in depreciation, amortization, stock-based compensation and change in fair value of warrant liability.  Most of the net cash provided by operating assets came from the conversion into cash of $196,000 in accounts receivable and a reduction of $267,000 in inventories.

Investing Activities
For the three months ended June 29, 2012, we used $105,000 in investing activities comprised of capital expenditures of $95,000 and patent expenditures of $10,000.

Financing Activities
For the three months ended June 29, 2012, approximately $86,000 was provided by financing activities, including net proceeds on the bank line of credit of $300,000. This amount was offset by payments of principal on our loans with MEDC, MSF loans and our bank term loan.

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

We believe that existing cash and cash equivalents and cash flow from future operations, in conjunction with the current credit facility with Silicon Valley Bank, will be sufficient to fund our anticipated cash needs at least for the next twelve months. However, we may require additional financing to fund our operations in the future and there can be no assurance that additional funds will be available, especially if we experience operating results below expectations, or, if financing is available, there can be no assurance as to the terms on which funds might be available. If adequate financing is not available as required, or is not available on favorable terms, our business, financial position and results of operations will be adversely affected.

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

The adoption of this guidance in the current quarter did not impact our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At June 29, 2012, most of our interest rate exposure is linked to the prime rate, subject to certain limitations, offset by cash which could be invested in short term instruments. As such, we are at risk to the extent of the spread between these two types of instruments.  We do not believe that moderate changes in the prime rate will materially affect our operating results or financial condition.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 29, 2012 that has materially affected or is reasonably likely to materially affect our internal controls.

Part II — OTHER INFORMATION

Item 1.     Legal Proceedings

The information regarding litigation proceedings described in our Annual Report on Form 10-K for the year ended March 31, 2012 is incorporated herein by reference.

Item 1A.  Risk Factors

The Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012 includes a detailed discussion of its risk factors. This 10-Q should be read in conjunction with the risk factors and information disclosed in the Company’s Annual Report on Form 10-K.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

 Not Applicable

Item 3.     Defaults upon Senior Securities

 Not Applicable

Item 4.     Mine Safety Disclosures

 Not Applicable

Item 5.     Other Information

 Not Applicable

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

August 13, 2012

/s/ Richard Kurtz
Richard Kurtz
Chairman of the Board, Chief Executive Officer, President
and Director

/s/ Jeff Anderson
Jeff Anderson
Chief Financial Officer