Form 10-Q
period 2012-09-28
ADVANCED PHOTONIX INC
filed 2012-11-13
CIK 869986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2012
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
       YES ☐                                    NO ☑

As of November 5, 2012, there were 31,161,147 shares of Class A Common Stock, $.001 par value, outstanding.

Advanced Photonix, Inc.
Form 10-Q
For the Quarter Ended September 28, 2012

PART I -- FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Advanced Photonix, Inc.
Condensed Consolidated Balance Sheets

	September 28, 2012 (Unaudited)	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$1,624,000	$3,249,000
Receivable, net	4,868,000	4,539,000
Inventories	3,706,000	3,594,000
Prepaid expenses and other current assets	468,000	261,000
Total current assets	10,666,000	11,643,000
Equipment and leasehold improvements, net	3,104,000	3,301,000
Goodwill	4,579,000	4,579,000
Intangibles and patents, net	4,024,000	4,538,000
Other assets	352,000	322,000
Total Assets	$22,725,000	$24,383,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,430,000	$872,000
Accrued compensation	837,000	866,000
Accrued subcontracting costs	505,000	355,000
Other accrued expenses	658,000	651,000
Current portion of long-term debt - bank term loan	333,000	333,000
Current portion of long-term debt - bank line of credit	800,000	500,000
Current portion of long-term debt – MEDC/MSF	543,000	532,000
Total current liabilities	5,106,000	4,109,000
Long-term debt, less current portion – MEDC/MSF	656,000	929,000
Long-term debt, less current portion – bank term loan	500,000	667,000
Warrant liability	13,000	26,000
Total liabilities	6,275,000	5,731,000

Commitments and contingencies Shareholders' equity:
Class A Common Stock, $.001 par value, 100,000,000 authorized; September 28, 2012 – 31,161,147 shares issued and outstanding, March 31, 2012 – 31,159,431 shares issued and outstanding	31,000	31,000
Additional paid-in capital	58,524,000	58,446,000
Accumulated deficit	(42,105,000)	(39,825,000)
Total shareholders' equity	16,450,000	18,652,000
Total Liabilities and Shareholders’ Equity	$22,725,000	$24,383,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Sales, net	$5,586,000	$8,352,000	$11,802,000	$16,473,000
Cost of products sold	3,612,000	4,785,000	7,584,000	9,528,000
Gross profit	1,974,000	3,567,000	4,218,000	6,945,000

Operating expenses:
Research, development and engineering	1,342,000	1,714,000	2,713,000	3,406,000
Sales and marketing	496,000	565,000	1,001,000	1,180,000
General and administrative	1,119,000	1,300,000	2,172,000	2,459,000
Amortization expense	291,000	342,000	583,000	684,000
Total operating expenses	3,248,000	3,921,000	6,469,000	7,729,000
Loss from operations	(1,274,000)	(354,000)	(2,251,000)	(784,000)

Other income (expense):
Interest income	--	2,000	--	4,000
Interest expense	(30,000)	(31,000)	(63,000)	(62,000)
Interest expense, related parties	--	(13,000)	--	(28,000)
Change in fair value of warrant liability	(4,000)	142,000	13,000	634,000
Other income	21,000	--	21,000	--

Net loss	$(1,287,000)	$(254,000)	$(2,280,000)	$(236,000)

Basic & diluted loss per share	$(0.04)	$(0.01)	$(0.07)	$(0.01)
Weighted average common shares outstanding
Basic & diluted	31,161,000	30,827,000	31,161,000	30,756,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 28, 2012	September 30, 2011
Cash flows from operating activities:
Net loss	$(2,280,000)	$(236,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	395,000	529,000
Amortization	583,000	684,000
Stock based compensation expense	78,000	245,000
Change in fair value of warrant liability	(13,000)	(634,000)
Changes in operating assets and liabilities:
Accounts receivable – net	(329,000)	(916,000)
Inventories	(112,000)	108,000
Prepaid expenses and other assets	(237,000)	(28,000)
Accounts payable and accrued expenses	686,000	(274,000)
Net cash used in operating activities	(1,229,000)	(522,000)

Cash flows from investing activities:
Capital expenditures	(198,000)	(406,000)
Change in restricted cash	--	500,000
Patent expenditures	(69,000)	(102,000)
Net cash used in investing activities	(267,000)	(8,000)

Cash flows from financing activities:
Proceeds on bank term loan	--	1,000,000
Payments on bank term loan	(167,000)	(688,000)
Net proceeds on bank line of credit	300,000	--
Payments on MEDC/MSF term loan	(262,000)	(253,000)
Payments on related parties debt	--	(450,000)
Proceeds from exercise of stock options	--	25,000
Net cash used in financing activities	(129,000)	(366,000)
Net decrease in cash and cash equivalents	(1,625,000)	(896,000)
Cash and cash equivalents at beginning of period	3,249,000	4,744,000
Cash and cash equivalents at end of period	$1,624,000	$3,848,000

Supplemental disclosure of cash flow information:	September 28, 2012	September 30, 2011
Cash paid for interest	$58,000	$98,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Notes to Condensed Consolidated Financial Statements
September 28, 2012

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, Silicon Sensors Inc. (SSI) and Picometrix®, LLC (Picometrix). The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included.  Operating results for the six-month period ended September 28, 2012 are not necessarily indicative of the results that may be expected for the balance of the fiscal year ending March 31, 2013.

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

The adoption of this guidance did not impact the Company’s consolidated financial statements.

Note 3.  Stock Based Compensation

The Company has three stock equity plans:  The 1997 Employee Stock Option Plan, the 2000 Stock Option Plan and the 2007 Equity Incentive Plan.  As of September 28, 2012, no additional awards may be issued under either the 1997 Employee Stock Option Plan or the 2000 Stock Option Plan.  There are 2,500,000 shares authorized for issuance under the 2007 Equity Incentive Plan, with 232,595 shares remaining available for future grant.

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

The following table summarizes information regarding options outstanding and options exercisable at each of the quarterly periods through the six months ended September 30, 2011 and September 28, 2012, respectively, and the changes during the periods then ended:

	Number of Options Outstanding (000’s)	Weighted Average Exercise Price per Share	Number of Shares Exercisable (000’s)	Weighted Average Exercise Price per Share
Balance as of March 31, 2011	2,161	$1.65	1,933	$1.74
Granted	368	$1.52
Exercised	(16)	$0.57
Expired or forfeited	(37)	$1.69
Balance as of July 1, 2011	2,476	$1.64	1,980	$1.72
Granted	160	$0.95
Exercised	(27)	$0.83
Expired or forfeited	--	$--
Balance as of September 30, 2011	2,609	$1.60	1,972	$1.74
Vested & expected to Vest, September 30, 2011	2,531	$1.60

	Number of Options Outstanding (000’s)	Weighted Average Exercise Price per Share	Number of Shares Exercisable (000’s)	Weighted Average Exercise Price per Share
Balance as of March 31, 2012	2,267	$1.75	1,994	$1.88
Granted	125	$0.63
Exercised	(5)	$0.44
Expired or forfeited	(5)	$0.44
Balance as of June 29, 2012	2,382	$1.69	2,023	$1.86
Granted	67	$0.62
Exercised	--	$0.00
Expired or forfeited	(11)	$2.26
Balance as of September 28, 2012	2,438	$1.66	2,058	$1.83
Vested & expected to Vest, September 28, 2012	2,376	$1.69

Information regarding stock options outstanding as of September 28, 2012 is as follows:

		Options Outstanding
Price Range	Shares (in 000s)	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.44 - $1.25	637	$0.73	7.51
$1.26 - $2.50	1,496	$1.82	4.61
$2.51 - $5.34	305	$2.84	2.76

		Options Exercisable
Price Range	Shares (in 000s)	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.44 - $1.25	257	$0.73	5.08
$1.26 - $2.50	1,496	$1.82	4.61
$2.51 - $5.34	305	$2.84	2.76

The intrinsic value of options exercised during the three and six month periods ended September 28, 2012 was  zero and $1,100, respectively.  The intrinsic value of options exercised during the three and six month periods ended September 30, 2011 was $5,414 and $21,132, respectively.

During the second quarter of fiscal 2012, restricted shares were issued to certain individuals.  There were no restricted shares issued during the second quarter of fiscal 2013.  The restricted share transactions are summarized below:

	Shares (000’s)	Weighted Average Grant Date Fair Value Per Share
Unvested, March 31, 2011	70	$0.44
Granted	55	$1.51
Vested	(70)	$0.44
Expired or forfeited	--	$--
Unvested, July 1, 2011	55	$1.51
Granted	198	$.98
Vested	--	$--
Expired or forfeited	--	$--
Unvested, September 30, 2011	253	$1.10

	Shares (000’s)	Weighted Average Grant Date Fair Value Per Share
Unvested, March 31, 2012	246	$0.84
Granted	--	$--
Vested	--	$--
Expired or forfeited	--	$--
Unvested, June 29, 2012	246	$0.84
Granted	--	$--
Vested	(76)	$0.82
Expired or forfeited	--	$--
Unvested, September 28, 2012	170	$0.84

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

1.
The time period that option awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s short-cut approach pursuant to SAB No. 107, “Disclosure about Fair Value of Financial Statements”. The expected term assumption for awards issued during the six month periods ended September 28, 2012 and September 30, 2011 was 6.3 years. As additional evidence develops from the employee’s stock trading history, the expected term assumption will be refined to capture the relevant trends.

2.
The future volatility of the Company’s stock has been estimated based on the weekly stock price from the acquisition date of Picometrix (May 2, 2005) to the date of the latest stock grant. The expected volatility assumption for awards issued during the six month periods ended September 28, 2012 and September 30, 2011 averaged 66% and 67%, respectively. As additional evidence develops, the future volatility estimate will be refined to capture the relevant trends.

3.
A dividend yield of zero has been assumed for awards issued during six month periods ended September 28, 2012 and September 30, 2011, based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.

4.
The Company has based its risk-free interest rate assumption for awards issued during the six month periods ended September 28, 2012 and September 30, 2011 on the implied yield available on U.S. Treasury issues with an equivalent expected term, which averaged 0.6% and 1.7% during each of the respective periods.

5.
The forfeiture rate, for awards issued during the six month periods ended September 28, 2012 and September 30, 2011, was 16% and 17%, respectively, and was based on the Company’s actual historical forfeiture history.

The Company’s stock-based compensation expense is classified in the table below:

	Three months ended		Six months ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Cost of Products Sold	$4,000	$25,000	$7,000	$29,000
Research, development & engineering expense	16,000	73,000	23,000	86,000
General and Administrative expense	24,000	100,000	41,000	116,000
Sales and Marketing expense	5,000	11,000	7,000	14,000
Total Stock Based Compensation	$49,000	$209,000	$78,000	$245,000

At September 28, 2012, the total stock-based compensation expense related to unvested stock options and restricted shares granted to employees and independent directors under the Company’s stock option plans but not yet recognized was $262,000. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 2.5 years and will be adjusted for subsequent changes in estimated forfeitures.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  We have never experienced any losses related to these balances.  All of the Company’s non-interest bearing cash balances were fully insured at September 28, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012.  Under the program, there is no limit to the amount of insurance for eligible accounts.  Beginning in calendar year 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

Accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Any unanticipated change in the customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. As of September 28, 2012, two customers individually comprised 10% or more of accounts receivable (combining for 30% of total accounts receivable).  As of March 31, 2012, two customers individually comprised 10% or more of accounts receivable (combining for 29% of total accounts receivable).  The allowance for doubtful account balance was $39,000 on September 28, 2012 and on March 31, 2012.

Note 5.  Detail of Certain Asset Accounts

Cash and Cash Equivalents - The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Inventories - Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (on a first in, first out method) or market. Inventories consist of the following at September 28, 2012 and March 31, 2012:

	September 28, 2012	March 31, 2012
Raw material	2,235,000	$2,342,000
Work-in-process	1,133,000	949,000
Finished products	338,000	303,000
Inventories, net	$3,706,000	$3,594,000

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

Intangible Assets - Intangible assets that have definite lives consist of the following (dollars in thousands):

	Weighted	September 28, 2012
	Average
	Lives in	Amortization		Accumulated	Intangibles
	Years	Method	Value	Amortization

Customer list	15	Straight Line	$190	$94	$96
Trademarks	15	Cash Flow	2,270	1,027	1,243
Technology	10	Cash Flow	10,950	9,487	1,463
Patents pending			673	--	673
Patents	10	Straight Line	834	285	549
Total Intangibles			$14,917	$10,893	$4,024

	Weighted	March 31, 2012
	Average
	Lives in	Amortization
	Years	Method	Value	Amortization	Net
Customer list	15	Straight Line	$475	$372	$103
Trademarks	15	Cash Flow	2,270	949	1,321
Technology	10	Cash Flow	10,950	9,027	1,923
Patents pending			673	--	673
Patents	10	Straight Line	764	246	518
Total Intangibles			$15,132	$10,594	$4,538

Amortization expense for the three-month periods ended September 28, 2012 and September 30, 2011 was $291,000 and $342,000, respectively.  The current patents held by the Company have remaining useful lives ranging from 2 years to 20 years.  Amortization expense for the six-month periods ended September 28, 2012 and September 30, 2011 was $583,000 and $684,000, respectively.

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

Assuming no impairment to the intangible value, future amortization expense for intangible assets and patents, excluding patents pending, are as follows by fiscal year (in thousands):

Intangible Assets and Patents
Remainder of 2013	$583
2014	979
2015	537
2016	264
2017	267
2018 & after	721
Total	$3,351

 Patent pending costs of $673,000 are not included in the future amortization chart above.  These costs will be amortized beginning the month the patents are granted.

Note 6.  Debt

Total outstanding debt of the Company as of September 28, 2012 and March 31, 2012 consisted of the following (in thousands):

	September 28, 2012	March 31, 2012
Bank term loan	$833	$1,000
Bank line of credit	800	500
MEDC/MSF loans	1,199	1,461
Total	$2,832	$2,961

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

On January 31, 2012, API entered into a loan and security agreement (and such other documents which constitute the SVB Loan Agreement) with Silicon Valley Bank (SVB) and terminated the PrivateBank Loan Agreement by paying off the outstanding balances.  The terms of the SVB Loan Agreement provide for a $5 million line of credit with a $3 million Export-Import (EX-IM) sublimit at an interest rate that ranges from prime plus 50 basis points on up to prime plus 375 basis points depending on the Company’s liquidity ratio and adjusted six month rolling EBITDA as defined in the SVB Loan Agreement.   The SVB Loan Agreement contains a covenant for an initial minimum six month rolling adjusted EBITDA of negative $1,250,000 which reduces over time to $1 as of April, 2013.  There is also a minimum liquidity ratio of 2.25 based on outstanding cash, receivables and debt as defined in the SVB Loan Agreement.     The amount that can be drawn on the line of credit is subject to a formula based on the Company’s outstanding receivables and inventory.   In addition, the SVB Loan Agreement provides for a $1 million term loan with principal payable over three years in equal monthly installments and interest at a rate ranging from prime plus 100 basis points to prime plus 425 basis points dependent on the Company’s liquidity ratio and adjusted six month rolling EBITDA as defined in the SVB Loan Agreement. Under the SVB Loan Agreement, the Company may prepay all, but not less than all, of the term loan by paying a prepayment premium equal to (i) 1.00% of the amount outstanding if prepayment occurs before the first anniversary of the term loan; (ii) 0.50% of the amount outstanding if prepayment occurs after the first, but before the second anniversary of the term loan; and (iii) 0.25% of the amount outstanding if prepayment occurs after the second anniversary of the term loan.  In addition, if the term loan becomes due and payable because of the occurrence and continuance of an Event of Default (as defined in the SVB Loan Agreement), the Company will be required to pay a termination fee equal to 1.00% of the amount outstanding.  On October 25, 2012, the Company and SVB agreed to modify the initial covenants retroactive to the September 28, 2012 quarter end, and revise the  interest rate structure  and other terms of the SVB Loan Agreement.  The amendment provided for a three month rolling EBITDA calculation with up to negative $1 million allowed through November 2012.  The minimum adjusted EBITDA as defined in the SVB Loan Agreement reduces over time to $1 beginning in April 2013.  The liquidity ratio was relaxed from 2.25 to 2.00.  The maximum interest rate on any outstanding line of credit balances widened from prime plus 375 to prime plus 400 basis points depending on the Company’s liquidity ratio and adjusted three month rolling EBITDA.  The maximum interest rate on the SVB term loan widened from prime plus 425 basis points up to prime plus 450 basis points depending on the Company’s liquidity ratio and adjusted three month rolling EBITDA.  Finally, The Company has been given an additional $500,000 in Permitted Liens for a total of $750,000.  The interest rates on the SVB term loan and line of credit as of September 28, 2012 were 5.75% and 5.25%, respectively, and 6.75% and 6.25%, respectively, as of October 25, 2012. The Company was in compliance loan covenants at quarter end, had $800,000 outstanding on the SVB line of credit with approximately $2.8 million in additional borrowing capacity as of September 28, 2012.

The EX-IM line of credit with SVB is guaranteed by API and its subsidiaries and all borrowings under the SVB Loan Agreement are secured by a first priority security interest that the Company and its subsidiaries granted to SVB over substantially all their respective assets.  The terms of the SVB term loan and line of credit are three years and two years, respectively, the latter of which can be extended by mutual consent.

Total interest payments made to the Company’s bank lenders during the six months ended September 28, 2012 and September 30, 2011 were $30,000 and $29,000, respectively Total interest payments made to the Company’s bank lenders during the three months ended September 28, 2012 and September 30, 2011 were $14,000 and $9,000, respectively

MEDC/MSF Loans
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

Interest payments made to the MEDC/MSF were $28,000 and $38,000 during the six months ended September 28, 2012 and September 30, 2011, respectively.  Interest payments made to the MEDC/MSF were $13,000 and $12,000 during the three months ended September 28, 2012 and September 30, 2011, respectively.

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

Interest payments made to Related Parties during the six month periods ended September 28, 2012 and September 30, 2011 were zero and $31,000, respectively.  Interest payments made to Related Parties during the three month periods ended September 28, 2012 and September 30, 2011 were zero and $15,000, respectively.

Note 7.  Stockholders’ Equity

Warrants
At September 28, 2012, the Company had the following warrants outstanding and exercisable which could be exchanged into shares of Class A Common Stock:

	Shares (000’s)	Exercise Price
2007 Warrants	0	$1.7900
2010 Warrants	267	$1.4040
Total	267

At March 31, 2012, the Company had the following warrants outstanding and exercisable which could be exchanged into shares of Class A Common Stock:

	Shares (000’s)	Exercise Price
2007 Warrants	630	$1.7900
2010 Warrants	267	$1.4040
Total	897

On September 14, 2007, the Company completed a private placement (the 2007 Offering). Each unit sold by the Company in the 2007 Offering consisted of four (4) shares of the Company’s Class A Common Stock, par value $0.001 per share (the 2007 Offering Shares) and one (1) five year warrant exercisable for one share of Class A Common Stock at an exercise price of $1.85 (each a 2007 Warrant). The Company sold a total of 741,332 units consisting of 2,965,332 (2007) Offering Shares and 741,332 (2007) Warrants, of which 33,000 units consisting of 132,000 (2007) Offering Shares and 33,000 (2007) Warrants were to related parties at the prevailing closing stock price of $1.83 per share, for an aggregate purchase price of $4.5 million.  The offer and sale of the 2007 Offering Shares and 2007 Warrants were made pursuant to Rule 506 promulgated pursuant to the Securities Act and each of the investors was an accredited investor as defined by Rule 501 promulgated pursuant to the Securities Act.  The exercise price for the 2007 Warrants was subject to adjustment based on a formula contained in the private placement agreement each investor in the 2007 Offering executed, if the Company issued Class A Common Stock in the future below the $1.85 exercise price.  The exercise price was reduced to $1.79 in June 2010 as a result of the issuance of Class A Common Stock to the MEDC and MSF at a price of $0.54 per share.  Accordingly the number of warrants increased by 24,095 as a result of the change in the exercise price.  The 2007 Warrants expired in the current quarter, were not exercised and therefore are no longer outstanding.

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

The Company records the change in the fair value of warrants accounted for as liabilities as a loss or income to its consolidated statement of operations.  Such amounts were an income item of $13,000 and $634,000 for the six months ended September 28, 2012 and September 30, 2011, respectively.  For the three months ended September 28, 2012 and September 30, 2011, the change in fair value of the warrants were an expense of $4,000 and income of $142,000. The fair value of the 2010 Warrants, the only remaining liability warrants, was $13,000 at September 28, 2012 and $26,000 as of March 31, 2012.

The fair value of the warrants was estimated using the Monte Carlo option pricing model using the following assumptions:

	September 28, 2012	September 30, 2011

Expected term (in years)	3.2	4.1
Volatility	66.37%	71.76%
Expected dividend	--	--
Risk-free interest rate	0.34%	2.0%

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

The following chart represents the activity in the Company’s Level 3 warrant liability during the six months ended September 28, 2012 and year ended March 31, 2012.

	For Periods Ended
	Six Months Ended September 28, 2012	Year Ended March 31, 2012
Level 3 Warrants, beginning of period	$26,000	$732,000
Change in fair value of warrant liability	(13,000)	(706,000)
Level 3 Warrants, end of period	$13,000	$26,000

Note 8. Earnings Per Share

The Company’s net earnings per share calculations are in accordance with FASB ASC 260-10.  Accordingly, basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares outstanding for each period.  The calculation of loss per share is as follows:

	Three months ended
Basic and Diluted	September 28, 2012	September 30, 2011
Weighted Average Basic Shares Outstanding	31,161,000	30,827,000
Dilutive effect of Stock Options and Warrants	--	--
Weighted Average Diluted Shares Outstanding	31,161,000	30,827,000
Net income (loss)	$(1,287,000)	$(254,000)
Basic and Diluted income (loss) per share	$(0.04)	(0.01)

	Six months ended
Basic and Diluted	September 28, 2012	September 30, 2011
Weighted Average Basic Shares Outstanding	31,161,000	30,756,000
Dilutive effect of Stock Options and Warrants	--	--
Weighted Average Diluted Shares Outstanding	31,161,000	30,756,000
Net income (loss)	$(2,280,000)	$(236,000)
Basic and Diluted income (loss) per share	$(0.07)	(0.01)

The dilutive effect of stock options and warrants for each of the periods was not included in the calculation of diluted loss per share because to do so would have had an anti-dilutive effect as the Company had a net loss for the period. As of September 28, 2012, the number of anti-dilutive shares excluded from diluted earnings per share totaled approximately 2.3 million shares, which includes 267,000 anti-dilutive warrants.

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

We predominantly sell directly to original equipment manufacturers with a direct sales force with limited sales through representatives, value added resellers (VAR’s) and distributors. Distributor and VAR sales represented 12% of total revenue for the six months ended September 28, 2012.  Significant terms and conditions of distributor agreements include FOB source, net 30 days payment terms, with no return and limited exchange rights, and no price protection.  Since the product transfers title to the distributor at the time of shipment by us, the products are not considered inventory on consignment.

Revenue is also derived from technology research and development contracts. We recognize revenue from these contracts as services and/or materials are provided.

Impairment of Long-Lived Assets
As of September 28, 2012 and March 31, 2012, our consolidated balance sheet included $4.6 million in goodwill. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our business acquisitions.

Goodwill and intangible assets that are not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. During the six months ended September 28, 2012, the Company adopted new FASB guidance relative to goodwill impairment whereby in its annual assessment of goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step impairment test.  If after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not necessary.  Step one of the two-step impairment test is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the asset exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.  We have selected March 31 as the date for our annual impairment test.

We continue to meet the criteria of operating in a single segment and having a single reporting unit.  We determine the fair value of our single reporting unit to be equal to our market capitalization plus a control premium.  Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of our Class A Common Stock over a 10-day trading period before and a 10-day trading period after each assessment date.  We use this 20-day duration to remove inherent market fluctuations that may affect any individual closing price.  We believe that our market capitalization alone does not fully capture the fair value of our business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of our business.  As such, in determining fair value, we add a control premium, which seeks to give effect to the increased consideration a potential acquirer would be required to pay in order to gain sufficient ownership to set policies, direct operations and make decisions.  Our valuation as of September 28, 2012 indicated there were no impairments of Goodwill as the fair value calculated as described above was $23.5 million including a control premium of $4.7 million, while our carrying value including Goodwill was $16.5 million.

As evidenced above, our stock price and control premium are significant factors in assessing our fair value for purposes of the goodwill impairment assessment. Our stock price can be affected by, among other things, changes in industry or market conditions, changes in our results of operations, and changes in our forecasts or market expectations relating to future results. Our stock price has fluctuated from a high of $0.80 to a low of $0.48 on an intra-day basis during the first half of fiscal 2013.

The carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include our assumptions of cash inflows and outflows directly resulting from the use of that asset, or group of assets used in conjunction with specific assets, in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset, or asset groups, over its then estimated fair value.  As a result of the operating loss in fiscal year 2012, we performed an impairment evaluation and concluded that for the fiscal year ended March 31, 2012 there were no impairments of any amortizing intangibles or property and equipment expected based upon future undiscounted cash flows over the remaining estimated lives and in connection with the preparation of this report, we further concluded that there have been no events or changes in circumstances that have occurred in the six months ended September 28, 2012 that would warrant further impairment evaluation.

Deferred Tax Asset Valuation Allowance
We record deferred income taxes for the future tax consequences of events that were recognized in our financial statements or tax returns. We record a valuation allowance against deferred tax assets when, in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future.  Consistent with the 2012 Form 10-K, we have continued a full valuation allowance on our net Deferred Tax Assets as of September 28, 2012.

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

RESULTS OF OPERATIONS

Revenues
We predominantly operate in one industry segment, consisting of light and radiation detection devices, that we sell to  multiple end markets including telecommunications, industrial sensing/non destructive testing (NDT), military-aerospace, medical, and homeland security.  Revenues by market consisted of the following (in thousands):

	Three months ended				Six months ended
Revenues	September 28, 2012		September 30, 2011		September 28, 2012		September 30, 2011
Telecommunications	$1,793	32%	$3,910	47%	$3,738	32%	$7,619	46%
Industrial Sensing/NDT	2,481	44%	2,674	32%	5,252	44%	5,503	34%
Military/Aerospace	1,056	19%	1,115	13%	2,361	20%	1,934	12%
Medical	256	5%	225	3%	451	4%	520	3%
Homeland Security	0	0%	428	5%	0	0%	897	5%
Total Revenues	$5,586	100%	$8,352	100%	$11,802	100%	$16,473	100%

Our revenues for the quarter ended September 28, 2012 were $5.6 million, a decrease of 33% (or $2.8 million) from revenues of $8.4 million for the quarter ended September 30, 2011.  On a year to date basis, our revenues were $11.8 million, a decrease of $4.7 million or 28% from revenues of $16.5 million for the six months ended September 30, 2011.  Sequentially, revenues decreased 10% or $630,000 from the quarter ended June 29, 2012.  We experienced revenue decreases in four of five markets for the quarter and six months ending September 28, 2012 compared to the prior year period.

Telecommunications revenues in the second quarter and first half of fiscal 2013 were $1.8 million and $3.7 million, respectively, a decrease of 54% and 51% respectively from the prior year periods.  The lower revenue was primarily due to lower 100 Gigabyte (G) line side sales given the transition of a large customer to our next generation product and increased competition which resulted in downward pressure on pricing in advance of implementation of cost reduced models. Telecommunications revenue on a consecutive quarterly basis decreased 8%, or $152,000, from the first quarter of fiscal 2013.  The lower sales experienced in the second quarter of fiscal 2013 resulted from the timing and delivery of orders in the 10G and 40G markets.  Revenues of 100G units increased slightly with the launch of our next generation 100G cost reduced line side products.

Industrial Sensing/NDT market revenues for the second quarter and first half of fiscal 2013 were $2.5 million and $5.3 million respectively, a decrease of 7% or $193,000 over the prior year quarter and a decrease of 5% over the prior year first half.  Revenue decreased 10%, or $290,000, from the first quarter of fiscal 2013.  All declines were due to the slowdown seen in this market for Optosolutions product platform partially offset by increased revenues in the Terahertz product platform.

Military/Aerospace market revenues in the second quarter and first half of fiscal 2013 were $1.1 million and $2.4 million respectively, a decrease of 5%  from the comparable prior year second quarter and a 22% increase over the prior year first half.  Revenues decreased by $249,000 (or 19%) from the first quarter of fiscal 2013.  The sequential decline is due to the timing of orders for certain Optosolutions missile platforms. The second quarter of fiscal 2013 revenue decline of $59,000 relative to the second quarter of fiscal 2012, was the result of the same timing of orders for certain Optosolutions missile platforms offset by a ramp in the Terahertz product platform revenues.  The year to date  revenues are up $427,000 on the strength of the Terahertz product platform.

Medical market revenues in the second quarter and first half ended September 28, 2012 were $256,000, and $451,000 respectively, a slight increase from the prior year quarter by $31,000 and a decrease of $69,000 relative to the prior year first half.  These fluctuations are due to timing of shipments related to one customer.

Homeland Security revenues were zero for the second quarter and first half ended September 28, 2012, compared to $428,000 in the second quarter of fiscal 2012 and $897,000 in the prior year first half.  The decrease was the result of the completion of the In-Q-Tel anomaly detection system development contract in fiscal 2012.  Any future revenues will be dependent on  adoption by the Transportation Security Administration of our Terahertz based anomaly detectors in their security screening process or purchases from other entities to use our Terahertz based anomaly detection screening system.

Given the lack of visibility from our customers and the current macroeconomic outlook, we are changing our guidance for the second half of the year to be 15 to 25% higher than the first half.

Gross Profit
Gross profit for the second quarter of fiscal 2013 was $2.0 million compared to $3.6 million for the second quarter of fiscal 2012, a decrease of $1.6 million on a revenue decrease of $2.8 million.  Year to date gross profit was $4.2 million (36% of sales) down from $6.9 million (42% of sales )in the first half of fiscal 2012.  The lower gross profit for the second quarter and first half of fiscal 2013 was primarily due to decreased volume on HSOR products.

Gross profit percentage was 35.3% for the second quarter of fiscal 2013 compared to 42.7% in the second quarter of fiscal 2012 and 36.1% in the first quarter of fiscal 2013.  The fiscal 2013 second quarter gross margin rate decreased year over year and sequentially given the lower revenue volumes.

Operating Expenses
Total operating expenses for the quarter and first half ended September 28, 2012 were $3.2 million and $6.5 million, a decrease of $673,000 and $1.3 million over the comparable fiscal 2012 periods.  Decreases occurred in every category of spending due to the austerity measures put in place pending the return of volume on our HSOR products.  Total operating expenses for the second quarter of fiscal 2013 were similar when compared to the first quarter of fiscal 2013.  Operating expenses are expected to increase slightly going forward in concert with the expected higher revenue outlook.

Research, Development and Engineering (RD&E) expenses decreased by $372,000 (or 22%) in the second quarter of fiscal 2013 compared to the second quarter of fiscal 2012  and decreased by $693,000 in the first half of fiscal 2013 relative to the first half of fiscal 2012 due to fewer qualification units being built, qualification of certain prototype parts for production use, and lower salary expenditures.

Sales and Marketing (S&M) expenses decreased by $69,000 (or 12%) in the second quarter of fiscal 2013 compared to the prior year second quarter and decreased $179,000 (or 15%) in the first half of fiscal 2013 versus the same period in fiscal 2012.  The decrease was primarily attributable to lower commissions paid on lower revenues.

General and Administrative (G&A) expenses decreased $181,000 and $287,000 for the second quarter and first half of fiscal 2013 when compared to prior year periods.  The decrease was primarily attributable to the elimination of management bonuses and lower stock compensation expense.

Amortization expense decreased $51,000 to $291,000 compared to the second quarter of fiscal 2012 expense of $342,000.  For the first half of fiscal 2012 versus fiscal 2013 the amortization expense declined by $101,000.  We utilize the cash flow amortization method on the majority of our intangible assets which means lower amortization as the assets near the end of their lives.

The non-cash expensing of stock option and restricted stock grants included in operating expenses was $49,000 and $78,000 for the three and six month period ended September 28, 2012 compared to $209,000 and $245,000 for the three and six month period ended September 30, 2011 as stock awards have been dramatically reduced.

Other Income (Expense), net
Interest income for the second quarter and first half of fiscal 2013 was down by $2,000 and $4,000 relative to the prior year periods, as we have decided to keep our cash in non-interest bearing US government guaranteed accounts.

Interest expense in the second quarter and first half of fiscal 2013 was $30,000 and $63,000 respectively.  This represents a decrease of $14,000 and $27,000 in expense relative to prior year periods due to the early retirement of the related party debt in fiscal 2012.

The fair value of the warrant liability discussed in Note 7 is determined using a Monte Carlo option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent that the fair value of the warrant liability increases or decreases, we record an expense or income in our consolidated statements of operations. The expense of $4,000 for the current quarter and income of $13,000 for the six months ended September 28, 2012 are attributed to the change in fair value of the warrant liability.  This is in contrast to other income of $142,000 and $634,000 in the three and six month periods of the prior year.  This liability is sensitive to the change in the stock price, expected volatility, interest rates and contractual life of the warrants which are the primary assumptions applied to the Monte Carlo model used to calculate the fair value of the warrants.

We realized a net loss for the second quarter of fiscal 2013 of $1,287,000 ($0.04 per share), as compared to a net loss of $254,000 ($0.01 per share) in the second quarter of fiscal 2012, a decrease in income of $1.0 million.  This decrease in income for the fiscal 2013 quarter is primarily attributable to lower gross margin dollars realized of $1.6 million on $2.8 million lower revenue and offset by $673,000 of lower operating expenses.  Year to date we realized a net loss of $2,280,000 in fiscal 2013 relative to a net loss of $236,000 in fiscal 2012.  The increase in net loss of $2.0 million is attributable to lower gross margin of $2.7 million due to lower revenues  partially offset by operating expense reductions and $621,000 in less income from the change in warrant liability.

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

Liquidity and Capital Resources

At September 28, 2012, we had cash and cash equivalents of $1.6 million, a decrease of $1.6 million from the March 31, 2012 balance.  The lower balance for the six month period is attributable to cash used in operating activities of $1.2 million, cash used in investing activities of $267,000, and cash used in financing activities of $129,000.

Operating Activities
The decrease of $1.2 million in cash resulting from operating activities for the six months ended September 28, 2012 was primarily attributable to net cash used in operations as net working capital remained stable.  Cash used in operations of $1.2 million resulted from the net loss of $2,280,000 less non-cash charges of $1,043,000 in depreciation, amortization, stock-based compensation and change in fair value of warrant liability.

Investing Activities
For the six months ended September 28, 2012, we used $267,000 in investing activities comprised of capital expenditures of $198,000 and patent expenditures of $69,000.

Financing Activities
For the six months ended September 28, 2012, $129,000 was used in financing activities, as repayments of principal on outstanding term loans with SVB and MEDC were partially offset by draws on the SVB line of credit.

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

We believe that existing cash and cash equivalents and cash flow from future operations, expected funding from leaselines under negotiation and the current credit facility with Silicon Valley Bank, will be sufficient to fund our anticipated cash needs at least for the next twelve months. However, we may require additional financing to fund our operations in the future and there can be no assurance that additional funds will be available, especially if we experience operating results below expectations, or, if financing is available, there can be no assurance as to the terms on which funds might be available. If adequate financing is not available as required, or is not available on favorable terms, our business, financial position and results of operations will be adversely affected.

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

The adoption of this guidance did not impact our consolidated financial statements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At September 28, 2012, most of our interest rate exposure is linked to the prime rate, subject to certain limitations, offset by cash which could be invested in short term instruments. As such, we are at risk to the extent of the spread between these two types of instruments.  We do not believe that moderate changes in the prime rate will materially affect our operating results or financial condition.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 28, 2012 that has materially affected or is reasonably likely to materially affect our internal controls.

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

November 13, 2012

/s/ Richard Kurtz
Richard Kurtz
Chief Executive Officer, President
and Director

/s/ Jeff Anderson
Jeff Anderson
Chief Financial Officer