Form 10-Q
period 2012-12-28
ADVANCED PHOTONIX INC
filed 2013-02-11
CIK 869986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2012
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
       YES ☐          NO ☑

As of Feburary 4, 2013, there were 31,161,147 shares of Class A Common Stock, $.001 par value, outstanding.

Advanced Photonix, Inc.
Form 10-Q
For the Quarter Ended December 28, 2012

PART I -- FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Advanced Photonix, Inc.
Condensed Consolidated Balance Sheets

	December 28, 2012 (Unaudited)	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$559,000	$3,249,000
Receivables, net	3,770,000	4,539,000
Inventories	3,702,000	3,594,000
Prepaid expenses and other current assets	450,000	261,000
Total current assets	8,481,000	11,643,000
Equipment and leasehold improvements, net	3,033,000	3,301,000
Goodwill	4,579,000	4,579,000
Intangibles and patents, net	3,760,000	4,538,000
Other assets	345,000	322,000
Total Assets	$20,198,000	$24,383,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,108,000	$872,000
Accrued compensation	708,000	866,000
Accrued subcontracting costs	427,000	355,000
Other accrued expenses	671,000	651,000
Current portion of long-term debt - bank term loan	333,000	333,000
Current portion of long-term debt - bank line of credit	-	500,000
Current portion of long-term debt – MEDC/MSF	547,000	532,000
Total current liabilities	3,794,000	4,109,000
Long-term debt, less current portion – MEDC/MSF	517,000	929,000
Long-term debt, less current portion – bank term loan	417,000	667,000
Warrant liability	-	26,000
Total liabilities	4,728,000	5,731,000

Commitments and contingencies Shareholders' equity:
Class A Common Stock, $.001 par value, 100,000,000 authorized; December 28, 2012 – 31,161,147 shares issued and outstanding, March 31, 2012 – 31,159,431 shares issued and outstanding	31,000	31,000
Additional paid-in capital	58,570,000	58,446,000
Accumulated deficit	(43,131,000)	(39,825,000)
Total shareholders' equity	15,470,000	18,652,000
Total Liabilities and Shareholders’ Equity	$20,198,000	$24,383,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Sales, net	$5,834,000	$6,518,000	$17,636,000	$22,991,000
Cost of products sold	3,381,000	3,828,000	10,965,000	13,356,000
Gross profit	2,453,000	2,690,000	6,671,000	9,635,000

Operating expenses:
Research, development and engineering	1,558,000	1,660,000	4,271,000	5,066,000
Sales and marketing	527,000	484,000	1,528,000	1,664,000
General and administrative	1,087,000	1,062,000	3,259,000	3,521,000
Amortization expense	293,000	344,000	876,000	1,028,000
Total operating expenses	3,465,000	3,550,000	9,934,000	11,279,000
Loss from operations	(1,012,000)	(860,000)	(3,263,000)	(1,644,000)

Other income (expense):
Interest income	7,000	1,000	7,000	5,000
Interest expense	(34,000)	(30,000)	(97,000)	(93,000)
Interest expense, related parties	--	(10,000)	--	(38,000)
Change in fair value of warrant liability	13,000	84,000	26,000	719,000
Other income	--	3,000	22,000	3,000

Net loss	$(1,026,000)	$(812,000)	$(3,305,000)	$(1,048,000)

Basic & diluted loss per share	$(0.03)	$(0.03)	$(0.11)	$(0.03)
Weighted average common shares outstanding
Basic & diluted	31,161,000	30,972,000	31,161,000	30,828,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 28, 2012	December 30, 2011
Cash flows from operating activities:
Net loss	$(3,305,000)	$(1,048,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	583,000	806,000
Amortization	876,000	1,028,000
Stock based compensation expense	124,000	480,000
Change in fair value of warrant liability	(26,000)	(719,000)
Changes in operating assets and liabilities:
Receivables – net	769,000	665,000
Inventories	(108,000)	451,000
Prepaid expenses and other assets	(212,000)	(44,000)
Accounts payable and accrued expenses	170,000	(1,468,000)
Net cash provided by (used in) operating activities	(1,129,000)	151,000

Cash flows from investing activities:
Capital expenditures	(316,000)	(543,000)
Change in restricted cash	--	500,000
Patent expenditures	(98,000)	(159,000)
Net cash used in investing activities	(414,000)	(202,000)

Cash flows from financing activities:
Proceeds on bank term loan	--	998,000
Payments on bank term loan	(250,000)	(727,000)
Net payments on bank line of credit	(500,000)	(494,000)
Payments on MEDC/MSF term loan	(397,000)	(425,000)
Payments on related parties debt	--	(449,000)
Proceeds from exercise of stock options	--	25,000
Net cash used in financing activities	(1,147,000)	(1,072,000)
Net decrease in cash and cash equivalents	(2,690,000)	(1,123,000)
Cash and cash equivalents at beginning of period	3,249,000	4,744,000
Cash and cash equivalents at end of period	$559,000	$3,621,000

Supplemental disclosure of cash flow information:	December 28, 2012	December 30, 2011
Cash paid for interest	$81,000	$144,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Notes to Condensed Consolidated Financial Statements
December 28, 2012

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries, Silicon Sensors Inc. (SSI) and Picometrix®, LLC (Picometrix). The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included.  Operating results for the nine-month period ended December 28, 2012 are not necessarily indicative of the results that may be expected for the balance of the fiscal year ending March 31, 2013.

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

Note 3.  Stock Based Compensation

The Company has three stock equity plans:  The 1997 Employee Stock Option Plan, the 2000 Stock Option Plan and the 2007 Equity Incentive Plan.  As of December 28, 2012, no additional awards may be issued under either the 1997 Employee Stock Option Plan or the 2000 Stock Option Plan.  There are 2,500,000 shares authorized for issuance under the 2007 Equity Incentive Plan, with 263,295 shares remaining available for future grant.

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

The following table summarizes information regarding options outstanding and options exercisable at each of the quarterly periods through the nine months ended December 30, 2011 and December 28, 2012, respectively, and the changes during the periods then ended:

	Number of Options Outstanding (000’s)	Weighted Average Exercise Price per Share	Number of Shares Exercisable (000’s)	Weighted Average Exercise Price per Share
Balance as of March 31, 2011	2,161	$1.65	1,933	$1.74
Granted	368	$1.52
Exercised	(16)	$0.57
Expired or forfeited	(37)	$1.69
Balance as of July 1, 2011	2,476	$1.64	1,980	$1.72
Granted	160	$0.95
Exercised	(27)	$0.83
Expired or forfeited	--	$--
Balance as of September 30, 2011	2,609	$1.60	1,972	$1.74
Granted	--	$--
Exercised	--	$--
Expired or forfeited	--	$--
Balance as of December 30, 2011	2,609	$1.60	2,347	$1.70
Vested & expected to Vest, December 30, 2011	2,531	$1.60

	Number of Options Outstanding (000’s)	Weighted Average Exercise Price per Share	Number of Shares Exercisable (000’s)	Weighted Average Exercise Price per Share
Balance as of March 31, 2012	2,267	$1.75	1,994	$1.88
Granted	125	$0.63
Exercised	(5)	$0.44
Expired or forfeited	(5)	$0.44
Balance as of June 29, 2012	2,382	$1.69	2,023	$1.86
Granted	67	$0.62
Exercised	--	$--
Expired or forfeited	(11)	$2.26
Balance as of September 28, 2012	2,438	$1.66	2,058	$1.83
Granted	--	$--
Exercised	--	$--
Expired or forfeited	(31)	$1.19
Balance as of December 28, 2012	2,407	$1.67	2,085	$1.81
Vested & expected to Vest, December 28, 2012	2,353	$1.69

Information regarding stock options outstanding as of December 28, 2012 is as follows:

	Options Outstanding
Price Range	Shares (in 000s)	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.44 - $1.25	628	$ 0.74	7.38
$1.26 - $2.50	1,474	$ 1.82	4.41
$2.51 - $5.34	305	$ 2.84	2.51

	Options Exercisable
Price Range	Shares (in 000s)	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.44 - $1.25	306	$ 0.72	5.72
$1.26 - $2.50	1,474	$ 1.82	4.41
$2.51 - $5.34	305	$ 2.84	2.51

The intrinsic value of options exercised during the three and nine month periods ended December 28, 2012 was zero and $1,100, respectively.  The intrinsic value of options exercised during the three and nine month periods ended December 30, 2011 was zero and $21,132, respectively.

During the third quarter of fiscal 2012 and fiscal 2013, there were no restricted shares issued.  The restricted share transactions are summarized below:

	Shares (000’s)	Weighted Average Grant Date Fair Value Per Share
Unvested, March 31, 2011	70	$0.44
Granted	55	$1.51
Vested	(70)	$0.44
Expired or forfeited	--	$--
Unvested, July 1, 2011	55	$1.51
Granted	198	$.98
Vested	--	$--
Expired or forfeited	--	$--
Unvested, September 30, 2011	253	$1.10
Granted	--	$--
Vested	(55)	$1.51
Expired or forfeited	--	$--
Unvested, December 30, 2011	198	$0.98

	Shares (000’s)	Weighted Average Grant Date Fair Value Per Share
Unvested, March 31, 2012	246	$0.84
Granted	--	$--
Vested	--	$--
Expired or forfeited	--	$--
Unvested, June 29, 2012	246	$0.84
Granted	--	$--
Vested	(76)	$0.82
Expired or forfeited	--	$--
Unvested, September 28, 2012	170	$0.84
Granted	--	$--
Vested	--	$--
Expired or forfeited	--	$--
Unvested, December 28, 2012	170	$0.84

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

1.
The time period that option awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period in accordance with the SEC’s short-cut approach pursuant to SAB No. 107, “Disclosure about Fair Value of Financial Statements”. The expected term assumption for awards issued during the nine month periods ended December 28, 2012 and December 30, 2011 was 6.3 years. As additional evidence develops from the employee’s stock trading history, the expected term assumption will be refined to capture the relevant trends.

2.
The future volatility of the Company’s stock has been estimated based on the weekly stock price from the acquisition date of Picometrix (May 2, 2005) to the date of the latest stock grant. The expected volatility assumption for awards issued during both the nine month periods ended December 28, 2012 and December 30, 2011 averaged 67%. As additional evidence develops, the future volatility estimate will be refined to capture the relevant trends.

3.
A dividend yield of zero has been assumed for awards issued during nine month periods ended December 28, 2012 and December 30, 2011, based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.

4.
The Company has based its risk-free interest rate assumption for awards issued during the nine month periods ended December 28, 2012 and December 30, 2011 on the implied yield available on U.S. Treasury issues with an equivalent expected term, which averaged 0.8% and 1.7% during each of the respective periods.

5.	The forfeiture rate, for awards issued during both the nine month periods ended December 28, 2012 and December 30, 2011, was 17% and was based on the Company’s actual historical forfeiture history.

The Company’s stock-based compensation expense is classified in the table below:

	Three months ended		Nine months ended
	December 28, 2012	December 30, 2011	December 28, 2012	December 30, 2011
Cost of Products Sold	$3,000	$23,000	$10,000	$52,000
Research, development & engineering expense	12,000	69,000	35,000	155,000
General and Administrative expense	28,000	133,000	69,000	249,000
Sales and Marketing expense	3,000	10,000	10,000	24,000
Total Stock Based Compensation	$46,000	$235,000	$124,000	$480,000

At December 28, 2012, the total stock-based compensation expense related to unvested stock options and restricted shares granted to employees and independent directors under the Company’s stock option plans but not yet recognized was $216,000. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 2.3 years and will be adjusted for subsequent changes in estimated forfeitures.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  We have never experienced any losses related to these balances.  All of the Company’s non-interest bearing cash balances were fully insured at December 28, 2012 due to a temporary federal program in effect through December 31, 2012.  Under the program, there is no limit to the amount of insurance for eligible accounts.  Beginning in calendar year 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and our non-interest bearing cash balances may again exceed federally insured limits.

Accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Any unanticipated change in the customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. As of December 28, 2012, one customer individually comprised 10% or more of accounts receivable (for 12% of total accounts receivable).  As of March 31, 2012, two customers individually comprised 10% or more of accounts receivable (combining for 29% of total accounts receivable).  The allowance for doubtful account balance was $39,000 on December 28, 2012 and on March 31, 2012.

Note 5.  Detail of Certain Asset Accounts

Cash and Cash Equivalents - The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Inventories - Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (on a first in, first out method) or market. Inventories consist of the following at December 28, 2012 and March 31, 2012:

	December 28, 2012	March 31, 2012
Raw material	2,387,000	$2,342,000
Work-in-process	802,000	949,000
Finished products	513,000	303,000
Inventories, net	$3,702,000	$3,594,000

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

Intangible Assets - Intangible assets that have definite lives consist of the following (dollars in thousands):

	Weighted Average Lives in Years	December 28, 2012
		Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net
Customer list	15	Straight Line	$ 190	$ 97	$ 93
Trademarks	15	Cash Flow	2,270	1,066	1,204
Technology	10	Cash Flow	10,950	9,716	1,234
Patents pending			676	--	676
Patents	10	Straight Line	859	306	553
Total Intangibles			$ 14,945	$ 11,185	$ 3,760

	Weighted Average Lives in Years	March 31, 2012
		Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net
Customer list	15	Straight Line	$ 475	$ 372	$ 103
Trademarks	15	Cash Flow	2,270	949	1,321
Technology	10	Cash Flow	10,950	9,027	1,923
Patents pending			673	--	673
Patents	10	Straight Line	764	246	518
Total Intangibles			$ 15,132	$ 10,594	$ 4,538

Amortization expense for the three-month periods ended December 28, 2012 and December 30, 2011 was $293,000 and $344,000, respectively.  The current patents held by the Company have remaining useful lives ranging from 2 years to 20 years.  Amortization expense for the nine-month periods ended December 28, 2012 and December 30, 2011 was $876,000 and $1.0 million, respectively.

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

Assuming no impairment to the intangible value, future amortization expense for intangible assets and patents, excluding patents pending, are as follows by fiscal year (in thousands):

Intangible Assets and Patents
Remainder of 2013	$292
2014	981
2015	539
2016	267
2017	270
2018 & after	735
Total	$3,084

Patent pending costs of $676,000 are not included in the future amortization chart above.  These costs will be amortized beginning the month the patents are granted.

Note 6.  Debt

Total outstanding debt of the Company as of December 28, 2012 and March 31, 2012 consisted of the following (in thousands):

	December 28, 2012	March 31, 2012
Bank term loan	$750	$1,000
Bank line of credit	0	500
MEDC/MSF loans	1,064	1,461
Total	$1,814	$2,961

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

On October 25, 2012, the Company and SVB agreed to modify the initial covenants retroactive to the September 28, 2012 quarter end, and revise the  interest rate structure  and other terms of the SVB Loan Agreement.  The amendment provided for a three month rolling EBITDA calculation with up to negative $1 million allowed through November 2012.  The minimum adjusted EBITDA as defined in the SVB Loan Agreement reduces over time to $1 beginning in April 2013.  The liquidity ratio was relaxed from 2.25 to 2.00.  The maximum interest rate on any outstanding line of credit balances widened from prime plus 375 to prime plus 400 basis points depending on the Company’s liquidity ratio and adjusted three month rolling EBITDA.  The maximum interest rate on the SVB term loan widened from prime plus 425 basis points up to prime plus 450 basis points depending on the Company’s liquidity ratio and adjusted three month rolling EBITDA.  Finally, The Company has been given an additional $500,000 in Permitted Liens for a total of $750,000.  The interest rates on the SVB term loan and line of credit as of December 28, 2012 were 6.25% and 5.75%, respectively, and 6.75% and 6.25%, respectively, as of October 25, 2012. The Company was in compliance loan covenants at quarter end, had nothing outstanding on the SVB line of credit with approximately $2.6 million in additional borrowing capacity as of December 28, 2012.

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

Total interest payments made to the Company’s bank lenders during the nine months ended December 28, 2012 and December 30, 2011 were $43,000 and $42,000, respectively.  Total interest payments made to the Company’s bank lenders during both the three months ended December 28, 2012 and December 30, 2011 were $13,000.

Subsequent to the quarter end, the Company entered into a secured debt agreement with Partners for Growth III, L.P. (PFG) on February 8, 2013 which is subordinated to SVB’s senior secured position (the PFG Loan Agreement).  In conjunction with this transaction, the Company executed a second amendment to the SVB loan to allow PFG a subordinated position and to adjust the previous covenant levels.  The terms of the PFG Loan Agreement provide for receipt by the Company of $2.5 million in cash in return for monthly principal and interest payments over a period of 42 months at an initial interest rate of 11.75%.  The interest rate may reduce by 2% to 9.75% based on the achievement of certain revenue and adjusted EBITDA metrics in future periods.  Consistent with a second amendment to the SVB Loan Agreement, the PFG Loan Agreement provides for a rolling three month adjusted EBITDA covenant on a go forward basis and a minimum liquidity ratio of 2.25 to 1.00.  The new adjusted EBITDA covenant begins at a negative adjusted EBITDA of $750,000 for the period from January to June 2013, negative adjusted EBITDA of $300,000 for July through October 2013, adjusted EBITDA of $1 for November 2013 through February 2014, and a minimum of $100,000, thereafter subject to reset based on mutual agreement once a fiscal year 2015 budget is submitted to the lenders.  The Company is restricted under the agreement from borrowing more than $1.5M on the SVB line of credit for the first six months of the PFG Loan Agreement.

As part of the consideration for the PFG Loan Agreement, the Company will grant PFG and certain of its affiliates warrants to purchase up to 1,195,000 shares of the Company’s Class A Common Stock upon receiving NYSE MKT’s approval of an additional listing application covering the shares of Class A Common Stock issuable under such warrants. 995,000 of the shares issuable under the warrants will be granted at initial strike price equal to the lower of (i) $0.50 per share, or (ii) the volume-weighted average price per share of the Company’s Class A Common Stock on the NYSE MKT stock exchange for the ten (10) trading days ending on the business day immediately preceding the warrant grant, and the remaining 200,000 shares issuable under the warrants will be granted at a $1.00 strike price.  In the event that the Company achieves at least $32,600,000 in Revenues and $412,000 in EBITDA during the fiscal year ending March 31, 2014, the warrant agreements pursuant to which the warrants will be issued (the PFG Warrant Agreements) provide that an aggregate of 100,000 of the $0.50 warrants and an aggregate of 100,000 of the $1.00 warrants will be cancelled.  The PFG Warrant Agreements also include a net exercise provision pursuant to which the warrant holders would receive the number of shares equal to (i) the product of (A) the number of warrants exercised multiplied by (B) the difference between (1) the fair market value of a share of Class A Common Stock (with fair value generally being equal to the highest closing price of the Company’s Class A Common Stock during the 45 consecutive trading days prior to the date of exercise) and (2) the strike price of the warrant, (ii) divided by the fair market value of a share of Class A Common Stock.  In addition, in the event the Company is acquired, liquidates, conducts a public offering, or the warrants expire, each warrant holder will have the right to “put” its warrants to the Company in exchange for a per share cash payment that varies with the number of shares issuable under each warrant, but in the aggregate will not exceed $250,000.

The PFG Loan Agreement will close upon the Company’s issuance of the warrants and the satisfaction of other closing conditions customary for transactions of this nature.  The Company expects to close the PFG Loan Agreement during the week of February 11, 2013.

Subsequent to the quarter end, a Second Amendment to the SVB Loan Agreement was signed and provided for an increase in the liquidity covenant from 2.00: 1.00 to 2.25: 1.00, a revision to the three month rolling adjusted EBITDA covenant to conform to the EBITDA covenant in the PFG Loan Agreement, a change to the streamline reporting trigger, and an agreement to waive the restriction on granting any security interest to other parties to permit the Company to enter into the PFG Loan Agreement.  The Company currently enjoys streamline reporting if it has at least $1 in adjusted EBITDA and a liquidity ratio of at least 2.50: 1.00.  The streamline reporting provision was amended to permit the Company to provide streamlined reporting any time it has more than $3 million in cash and line of credit availability, and no funds drawn against the line of credit.  The interest rate structure of the loan remains substantially the same.  The Second Amendment to the SVB Loan Agreement will become effective upon the closing of the PFG Loan Agreement.

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

Interest payments made to the MEDC/MSF were $38,000 and $58,000 during the nine months ended December 28, 2012 and December 30, 2011, respectively.  Interest payments made to the MEDC/MSF were $10,000 and $20,000 during the three months ended December 28, 2012 and December 30, 2011, respectively.

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

Interest payments made to Related Parties during the nine month periods ended December 28, 2012 and December 30, 2011 were zero and $44,000, respectively.  Interest payments made to Related Parties during the three month periods ended December 28, 2012 and December 30, 2011 were zero and $13,000, respectively.

Note 7.  Stockholders’ Equity

Warrants
At December 28, 2012, the Company had the following warrants outstanding and exercisable which could be exchanged into shares of Class A Common Stock:

	Shares (000’s)	Exercise Price
2007 Warrants	0	$1.7900
2010 Warrants	267	$1.4040
Total	267

At March 31, 2012, the Company had the following warrants outstanding and exercisable which could be exchanged into shares of Class A Common Stock:

	Shares (000’s)	Exercise Price
2007 Warrants	630	$1.7900
2010 Warrants	267	$1.4040
Total	897

On September 14, 2007, the Company completed a private placement (the 2007 Offering). Each unit sold by the Company in the 2007 Offering consisted of four (4) shares of the Company’s Class A Common Stock, par value $0.001 per share (the 2007 Offering Shares) and one (1) five year warrant exercisable for one share of Class A Common Stock at an exercise price of $1.85 (each a 2007 Warrant). The Company sold a total of 741,332 units consisting of 2,965,332 (2007) Offering Shares and 741,332 (2007) Warrants, of which 33,000 units consisting of 132,000 (2007) Offering Shares and 33,000 (2007) Warrants were to related parties at the prevailing closing stock price of $1.83 per share, for an aggregate purchase price of $4.5 million.  The offer and sale of the 2007 Offering Shares and 2007 Warrants were made pursuant to Rule 506 promulgated pursuant to the Securities Act and each of the investors was an accredited investor as defined by Rule 501 promulgated pursuant to the Securities Act.  The exercise price for the 2007 Warrants was subject to adjustment based on a formula contained in the private placement agreement each investor in the 2007 Offering executed, if the Company issued Class A Common Stock in the future below the $1.85 exercise price.  The exercise price was reduced to $1.79 in June 2010 as a result of the issuance of Class A Common Stock to the MEDC and MSF at a price of $0.54 per share.  Accordingly, the number of warrants has been increased by 24,095 as a result of the change in the exercise price.  The 2007 Warrants expired during the quarter ended September 28, 2012,, were not exercised and therefore are no longer outstanding.

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

The Company records the change in the fair value of warrants accounted for as liabilities as a loss or income to its consolidated statement of operations.  Such amounts were an income item of $26,000 and $719,000 for the nine months ended December 28, 2012 and December 30, 2011, respectively.  For the three months ended December 28, 2012 and December 30, 2011, the change in fair value of the warrants were income items of $13,000 and $84,000, respectively. The 2010 Warrants had a fair value of $26,000 as of March 31, 2012 and had no fair value at the end of the current quarter.

The fair value of the warrants was estimated using the Monte Carlo option pricing model using the following assumptions:

	December 28, 2012	December 30, 2011

Expected term (in years)	2.9	3.9
Volatility	63.3%	72.20%
Expected dividend	--	--
Risk-free interest rate	0.35%	2.0%

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

The following chart represents the activity in the Company’s Level 3 warrant liability during the nine months ended December 28, 2012 and year ended March 31, 2012.

	For Periods Ended
	Nine Months Ended December 28, 2012	Year Ended March 31, 2012
Level 3 Warrants, beginning of period	$26,000	$732,000
Change in fair value of warrant liability	(26,000)	(706,000)
Level 3 Warrants, end of period	$-	$26,000

Note 8. Earnings Per Share

The Company’s net earnings per share calculations are in accordance with FASB ASC 260-10.  Accordingly, basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares outstanding for each period.  The calculation of loss per share is as follows:

	Three months ended
Basic and Diluted	December 28, 2012	December 30, 2011
Weighted Average Basic Shares Outstanding	31,161,000	30,972,000
Dilutive effect of Stock Options and Warrants	--	--
Weighted Average Diluted Shares Outstanding	31,161,000	30,972,000
Net loss	$(1,026,000)	$(812,000)
Basic and Diluted loss per share	$(0.03)	$(0.03)

	Nine months ended
Basic and Diluted	December 28, 2012	December 30, 2011
Weighted Average Basic Shares Outstanding	31,161,000	30,828,000
Dilutive effect of Stock Options and Warrants	--	--
Weighted Average Diluted Shares Outstanding	31,161,000	30,828,000
Net loss	$(3,305,000)	$(1,048,000)
Basic and Diluted loss per share	$(0.11)	$(0.03)

The dilutive effect of stock options and warrants for each of the periods was not included in the calculation of diluted loss per share because to do so would have had an anti-dilutive effect as the Company had a net loss for the period. As of December 28, 2012, the number of anti-dilutive shares excluded from diluted earnings per share totaled approximately 2.35 million shares, which includes 267,000 anti-dilutive warrants.

Note 9.  Fair Value of Financial Instruments

The carrying value of all financial instruments potentially subject to valuation risk (principally consisting of cash equivalents, accounts receivable, accounts payable, and debt) approximates the fair value based upon the short-term nature of these instruments, and in the case of debt, the prevailing interest rates available to the Company.

Note 10.  Subsequent Events

Subsequent to the quarter end, the Company entered into a secured debt agreement with Partners for Growth III, L.P. (PFG) on February 8, 2013 which is subordinated to SVB’s senior secured position (the PFG Loan Agreement).  In conjunction with this transaction, the Company executed a second amendment to the SVB loan to allow PFG a subordinated position and to adjust the previous covenant levels.  The terms of the PFG Loan Agreement provide for receipt by the Company of $2.5 million in cash in return for monthly principal and interest payments over a period of 42 months at an initial interest rate of 11.75%.  The interest rate may reduce by 2% to 9.75% based on the achievement of certain revenue and adjusted EBITDA metrics in future periods.  Consistent with a second amendment to the SVB Loan Agreement, the PFG Loan Agreement provides for a rolling three month adjusted EBITDA covenant on a go forward basis and a minimum liquidity ratio of 2.25 to 1.00.  The new adjusted EBITDA covenant begins at a negative adjusted EBITDA of $750,000 for the period from January to June 2013, negative adjusted EBITDA of $300,000 for July through October 2013, adjusted EBITDA of $1 for November 2013 through February 2014, and a minimum of $100,000, thereafter subject to reset based on mutual agreement once a fiscal year 2015 budget is submitted to the lenders.  The Company is restricted under the agreement from borrowing more than $1.5M on the SVB line of credit for the first six months of the PFG Loan Agreement.

As part of the consideration for the PFG Loan Agreement, the Company will grant PFG and certain of its affiliates warrants to purchase up to 1,195,000 shares of the Company’s Class A Common Stock upon receiving NYSE MKT’s approval of an additional listing application covering the shares of Class A Common Stock issuable under such warrants. 995,000 of the shares issuable under the warrants will be granted at initial strike price equal to the lower of (i) $0.50 per share, or (ii) the volume-weighted average price per share of the Company’s Class A Common Stock on the NYSE MKT stock exchange for the ten (10) trading days ending on the business day immediately preceding the warrant grant, and the remaining 200,000 shares issuable under the warrants will be granted at a $1.00 strike price.  In the event that the Company achieves at least $32,600,000 in Revenues and $412,000 in EBITDA during the fiscal year ending March 31, 2014, the warrant agreements pursuant to which the warrants will be issued (the PFG Warrant Agreements) provide that an aggregate of 100,000 of the $0.50 warrants and an aggregate of 100,000 of the $1.00 warrants will be cancelled.  The PFG Warrant Agreements also include a net exercise provision pursuant to which the warrant holders would receive the number of shares equal to (i) the product of (A) the number of warrants exercised multiplied by (B) the difference between (1) the fair market value of a share of Class A Common Stock (with fair value generally being equal to the highest closing price of the Company’s Class A Common Stock during the 45 consecutive trading days prior to the date of exercise) and (2) the strike price of the warrant, (ii) divided by the fair market value of a share of Class A Common Stock.  In addition, in the event the Company is acquired, liquidates, conducts a public offering, or the warrants expire, each warrant holder will have the right to “put” its warrants to the Company in exchange for a per share cash payment that varies with the number of shares issuable under each warrant, but in the aggregate will not exceed $250,000.

The PFG Loan Agreement will close upon the Company’s issuance of the warrants and the satisfaction of other closing conditions customary for transactions of this nature.  The Company expects to close the PFG Loan Agreement during the week of February 11, 2013.

Subsequent to the quarter end, a Second Amendment to the SVB Loan Agreement was signed and provided for an increase in the liquidity covenant from 2.00: 1.00 to 2.25: 1.00, a revision to the three month rolling adjusted EBITDA covenant to conform to the EBITDA covenant in the PFG Loan Agreement, a change to the streamline reporting trigger, and an agreement to waive the restriction on granting any security interest to other parties to permit the Company to enter into the PFG Loan Agreement.  The Company currently enjoys streamline reporting if it has at least $1 in adjusted EBITDA and a liquidity ratio of at least 2.50: 1.00.  The streamline reporting provision was amended to permit the Company to provide streamlined reporting any time it has more than $3 million in cash and line of credit availability, and no funds drawn against the line of credit.  The interest rate structure of the loan remains substantially the same.  The Second Amendment to the SVB Loan Agreement will become effective upon the closing of the PFG Loan Agreement.

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

We predominantly sell directly to original equipment manufacturers with a direct sales force with limited sales through representatives, value added resellers (VAR’s) and distributors. Distributor and VAR sales represented 11% of total revenue for the nine months ended December 28, 2012.  Significant terms and conditions of distributor agreements include FOB source, net 30 days payment terms, with no return and limited exchange rights, and no price protection.  Since the product transfers title to the distributor at the time of shipment by us, the products are not considered inventory on consignment.

Revenue is also derived from technology research and development contracts. We recognize revenue from these contracts as services and/or materials are provided.

Impairment of Long-Lived Assets
As of December 28, 2012 and March 31, 2012, our consolidated balance sheet included $4.6 million in goodwill. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our business acquisitions.

Goodwill and intangible assets that are not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. During the nine months ended December 28, 2012, the Company adopted new FASB guidance relative to goodwill impairment whereby in its annual assessment of goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount before performing the two-step impairment test.  If after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not necessary.  Step one of the two-step impairment test is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the asset exceeds its fair value, an impairment loss will be recognized in an amount equal to that excess.  We have selected March 31 as the date for our annual impairment test.

We continue to meet the criteria of operating in a single segment and having a single reporting unit.  We determine the fair value of our single reporting unit to be equal to our market capitalization plus a control premium.  Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of our Class A Common Stock over a 10-day trading period before and a 10-day trading period after each assessment date.  We use this 20-day duration to remove inherent market fluctuations that may affect any individual closing price.  We believe that our market capitalization alone does not fully capture the fair value of our business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of our business.  As such, in determining fair value, we add a control premium, which seeks to give effect to the increased consideration a potential acquirer would be required to pay in order to gain sufficient ownership to set policies, direct operations and make decisions.  Our valuation as of December 28, 2012 indicated there were no impairments of Goodwill as the fair value calculated as described above was $18.2 million including a control premium of $3.6 million, while our carrying value including Goodwill was $15.5 million.

As evidenced above, our stock price and control premium are significant factors in assessing our fair value for purposes of the goodwill impairment assessment. Our stock price can be affected by, among other things, changes in industry or market conditions, changes in our results of operations, and changes in our forecasts or market expectations relating to future results. Our stock price has fluctuated from a high of $0.80 to a low of $0.38 on an intra-day basis during the past nine months of fiscal 2013.

The carrying value of long-lived assets, including amortizable intangibles and property and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset are less than the carrying value of the asset. The estimated cash flows include our assumptions of cash inflows and outflows directly resulting from the use of that asset, or group of assets used in conjunction with specific assets, in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset, or asset groups, over its then estimated fair value.  As a result of the operating loss in fiscal year 2012, we performed an impairment evaluation and concluded that for the fiscal year ended March 31, 2012 there were no impairments of any amortizing intangibles or property and equipment expected based upon future undiscounted cash flows over the remaining estimated lives.  As a result of the FY 2013 operating loss, we performed an impairment evaluation relative to the depreciating and amortizing assets and concluded there is sufficient expected future cash flows in excess of the carrying value.

Deferred Tax Asset Valuation Allowance
We record deferred income taxes for the future tax consequences of events that were recognized in our financial statements or tax returns. We record a valuation allowance against deferred tax assets when, in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future.  Consistent with the 2012 Form 10-K, we have continued a full valuation allowance on our net Deferred Tax Assets as of December 28, 2012.

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

RESULTS OF OPERATIONS

Revenues
We predominantly operate in one industry segment, consisting of light and radiation detection devices, that we sell to  multiple end markets including telecommunications, industrial sensing/non destructive testing (NDT), military-aerospace, medical, and homeland security.  Revenues by market consisted of the following (in thousands):

	Three months ended				Nine months ended
Revenues	December 28, 2012		December 30, 2011		December 28, 2012		December 30, 2011
Telecommunications	$1,953	33%	$1,905	29%	$5,691	32%	$9,524	42%
Industrial Sensing/NDT	2,551	44%	2,827	43%	7,803	44%	8,330	36%
Military/Aerospace	1,090	19%	1,361	21%	3,451	20%	3,295	14%
Medical	240	4%	308	5%	691	4%	828	4%
Homeland Security	0	0%	117	2%	0	0%	1,014	4%
Total Revenues	$5,834	100%	$6,518	100%	$17,636	100%	$22,991	100%

Our revenues for the quarter ended December 28, 2012 were $5.8 million, a decrease of 10% (or $0.7 million) from revenues of $6.5 million for the quarter ended December 30, 2011.  On a year to date basis, our revenues were $17.6 million, a decrease of $5.4 million or 23% from revenues of $23.0 million for the nine months ended December 30, 2011.  Sequentially, revenues increased 4% or $248,000 from the quarter ended September 28, 2012.  We experienced revenue decreases in four of five markets for the quarter and nine months ended December 28, 2012 compared to the prior year period.

Telecommunications revenues in the third quarter and nine months of fiscal 2013 increased by $48,000 or 3% and decreased by $3.8 million or 40% respectively from the prior year periods.  The quarterly increase year over year was tempered by supply chain issues.  The lower revenue for the nine months of this year compared to the nine months last year was explained by lower 100 Gigabyte (G) line side sales given the transition of a large customer to our next generation product and increased competition which resulted in downward pressure on pricing in advance of implementation of cost reduced models and continued supply chain issues. Telecommunications revenue on a consecutive quarterly basis increased 9%, or $160,000, from the second quarter of fiscal 2013.  The higher sales experienced in the third quarter of fiscal 2013 resulted from the timing of revenue on a military communication program.  Revenues of 100G units remained subdued given key component supply constraints.

Industrial Sensing/NDT market revenues for the third quarter and nine months of fiscal 2013 were $2.6 million and $7.8 million respectively, a decrease of 10% or $276,000 over the prior year quarter and a decrease of 6% or $527,000 over the prior year nine month results.  All declines were due to the slowdown seen in this market for Optosolutions product platform partially offset by increased revenues in the Terahertz product platform.  Revenue increased 3%, or $70,000, from the second quarter of fiscal 2013 on the increased Terahertz product sales.

Military/Aerospace market revenues in the third quarter and nine months of fiscal 2013 were $1.1 million and $3.5 million respectively, a decrease of 20%  from the comparable prior year third quarter and a 5% increase over the prior year nine month activity.  Revenues increased by $34,000 (or 3%) from the second quarter of fiscal 2013.  The sequential increase is due to the timing of orders for certain Optosolutions missile platforms. The third quarter of fiscal 2013 revenue decline of $271,000 relative to the third quarter of fiscal 2012 was the result of the same timing of orders for certain Optosolutions missile platforms.  The years to date revenues are up $156,000 on the strength of the Terahertz F-35 development contracts.

Medical market revenues in the third quarter and nine months ended December 28, 2012 were $240,000, and $691,000 respectively, a quarterly decrease of $68,000 or 22% and a nine month decrease of $137,000 or 17%.  These fluctuations are the result of one customer introducing a new product that does not require our product.

Homeland Security revenues were zero for the third quarter and nine months ended December 28, 2012, compared to $117,000 in the third quarter of fiscal 2012 and $1.0 million for the nine months of fiscal 2012.  The decrease was the result of the completion of the In-Q-Tel anomaly detection system development contract in fiscal 2012.  Any near term revenues will be dependent on placement by the Transportation Security Administration of our Terahertz based anomaly detectors on the qualified products list.

The macroeconomic environment and military spending slowdown has had a negative impact on our Optosolutions product platform.  Supply chain issues have constrained and in the near term are expected to constrain our revenue growth in the telecommunication 100G market.  We see demand strengthening as 100G enters a growth phase and we expect to resolve the supply chain issues.  Terahertz continues to gain adoption in the industrial market as our value added resellers accelerate the market adoption.  Given the near term outlook and supply constraints, our guidance for the second half is to be flat relative to the first half revenues.  We do expect a return to growth in our fiscal 2014 as the industrial market improves in Optosolutions, our HSOR supply chain issues are resolved, and the Terahertz revenues transition from contract based to product based revenue.

Gross Profit
Gross profit for the third quarter of fiscal 2013 was $2.5 million compared to $2.7 million for the third quarter of fiscal 2012, a decrease of $237,000 on a revenue decrease of $684,000.  Year to date gross profit was $6.7 million (38% of sales) down from $9.6 million (42% of sales ) in the nine months of fiscal 2012.  The lower gross profit for the third quarter of fiscal 2013 relative to fiscal 2012 was attributable to weakness in our Optosolutions products.  The lower gross profit for the nine months of fiscal 2013 relative to fiscal 2012 was primarily due to decreased volume and prices on HSOR products.

Gross profit percentage was 42.0% for the third quarter of fiscal 2013 compared to 41.3% in the third quarter of fiscal 2012 and 35.3% in the second quarter of fiscal 2013.  The fiscal 2013 third quarter gross margin rate improved year over year and sequentially given the favorable product mix and cost reduction efforts.

Operating Expenses
Total operating expenses for the quarter and nine months ended December 28, 2012 were $3.5 million and $9.9 million respectively, a decrease of $85,000 and $1.3 million over the comparable fiscal 2012 periods.  On a year to date basis, decreases occurred in every category of spending due to the austerity measures put in place pending the return of volume on our HSOR products.  Total operating expenses for the third quarter of fiscal 2013 were up $217,000 when compared to the second quarter of fiscal 2013, the result of higher engineering activity on Terahertz contracts.

Research, Development and Engineering (RD&E) expenses decreased by $102,000 (or 6%) in the third quarter of fiscal 2013 compared to the third quarter of fiscal 2012 due to lower engineering headcount.  RD&E costs decreased by $795,000 in the first nine months of fiscal 2013 relative to the first nine months of fiscal 2012 primarily due to lower salaries from headcount reductions and reduced prototype expenditures.

Sales and Marketing (S&M) expenses increased by $43,000 (or 9%) in the third quarter of fiscal 2013 compared to the prior year third quarter and decreased $136,000 (or 8%) in the first three quarters of fiscal 2013 versus the same period in fiscal 2012.  The increase was primarily attributable to the timing of commissionable sales in the third quarter.  On a year to date basis, the decrease is due to lower commissions paid on lower revenues and reduced trade show activity.

General and Administrative (G&A) expenses increased $25,000 for third quarter of fiscal 2013 when compared to the same period in fiscal 2012 as a result of higher legal costs.  G&A expenses for the nine months ended fiscal 2013 were $262,000 less than the same period in fiscal 2012 because of lower stock compensation expense including independent director’s compensation.

Amortization expense for the third quarter of 2013 decreased $51,000 to $293,000 compared to the third quarter of fiscal 2012.  For the first nine months of fiscal 2013 versus fiscal 2012 the amortization expense declined by $152,000.  We utilize the cash flow amortization method on the majority of our intangible assets which means lower amortization as the assets near the end of their lives.

The non-cash expensing of stock option and restricted stock grants included in operating expenses was $46,000 and $124,000 for the three and nine month periods ended December 28, 2012 compared to $235,000 and $480,000 for the three and nine month periods ended December 30, 2011, respectively, as stock awards have been dramatically curtailed and prior grants become fully expensed.

Other Income (Expense), net
Interest income for the third quarter and first nine months of fiscal 2013 increased by $6,000 and $2,000 relative to the prior year periods due to interest received on delinquent tax refunds.

Interest expense in the third quarter and first nine months of fiscal 2013 decreased $6,000 and $34,000 over comparable prior year periods mostly due to the early retirement of the related party debt in fiscal 2012.

The fair value of the warrant liability discussed in Note 7 is determined using a Monte Carlo option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent that the fair value of the warrant liability increases or decreases, we record an expense or income in our consolidated statements of operations. The income of $13,000 for the current quarter and income of $26,000 for the nine months ended December 28, 2012 are attributed to the change in fair value of the warrant liability.  This is in contrast to income of $84,000 and $719,000 in the three and nine month periods of the prior year,respectively.  This liability is sensitive to the change in the stock price, expected volatility, interest rates and contractual life of the warrants which are the primary assumptions applied to the Monte Carlo model used to calculate the fair value of the warrants.

We realized a net loss for the third quarter of fiscal 2013 of $1,026,000 ($0.03 per share), as compared to a net loss of $812,000 ($0.03 per share) in the third quarter of fiscal 2012, an increase in the loss of $214,000.  This increase in the loss for the fiscal 2013 quarter is primarily attributable to lower gross margin dollars realized of $237,000 on $684,000 lower revenues.  Year to date we realized a net loss of $3.3 million in fiscal 2013 relative to a net loss of $1.0 million in fiscal 2012.  The increase in net loss of $2.3 million is attributable to lower gross margin due to lower revenues  partially offset by operating expense reductions of $1.3 million and $0.7 million in less income from the change in warrant liability.

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

Liquidity and Capital Resources

At December 28, 2012, we had cash and cash equivalents of $559,000, a decrease of $2.7 million from the March 31, 2012 balance.  The lower balance for the nine month period is attributable to cash used in operating activities of $1.1 million, cash used in investing activities of $414,000, and cash used in financing activities of $1.1 million.  Following the closing of the $2.5 million secured debt offering with PFG, we expect to have cash and cash equivalents of over $2.6 million.  Combined with the newly agreed covenants with both SVB and PFG, expected cash flow from operations, and the current SVB line of credit, we believe that our existing cash and cash equivalents will be sufficient for the next twelve months. Positive cash flow from operations is highly dependent on increasing revenue levels.  We have had and continue to experience supply limitations that has hampered our ability to achieve the levels of HSOR revenue and the related gross margin previously enjoyed.  We may, need additional financing to fund our operations in the future and there can be no assurance that additional funds will be available, especially if we experience operating results below expectations, or, if financing is available, there can be no assurance as to the terms on which funds might be available. If adequate financing is not available as required, or is not available on favorable terms, our business, financial position and results of operations will be adversely affected.

Operating Activities
The decrease of $1.1 million in cash resulting from operating activities for the nine months ended December 28, 2012 was the result of funding ongoing losses.  Cash used in operations of $1.1 million resulted from the net loss of $3.3 million less non-cash charges of $1.6 million in depreciation, amortization, stock-based compensation and change in fair value of warrant liability plus the liquidation of $619,000 of net working capital into cash.

Investing Activities
For the nine months ended December 28, 2012, we used $414,000 in investing activities comprised of capital expenditures of $316,000 and patent expenditures of $98,000.

Financing Activities
For the nine months ended December 28, 2012, $1.1 million was used in financing activities, due to repayment of principal on outstanding debts with SVB and MEDC.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At December 28, 2012, most of our interest rate exposure is linked to the prime rate, subject to certain limitations, offset by cash which could be invested in short term instruments. As such, we are at risk to the extent of the spread between these two types of instruments.  We do not believe that moderate changes in the prime rate will materially affect our operating results or financial condition.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended December 28, 2012 that has materially affected or is reasonably likely to materially affect our internal controls.

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

Item 5. Other Information

              Not Applicable

Item 6.  Exhibits

           The following documents are filed as Exhibits to this report:
Exhibit No.

3.1
Amended By-Laws of Advanced Photonix, Inc. (as amended October 16, 2012) - incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K as filed with the Securities and Exchange Commission on October 18, 2012

10.1
First Amendment dated October 25, 2012 to Loan and Security Agreement by and among Silicon Valley Bank, Advanced Photonix Inc. and Picometrix, LLC - incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K as filed with the Securities and Exchange Commission on October 26, 2012

10.2
First Amendment dated October 25, 2012 to Loan and Security Agreement (EX-IM Loan Facility) dated as of January 31, 2012 by and among Silicon Valley Bank, Advanced Photonix Inc. and Picometrix, LLC - incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K as filed with the Securities and Exchange Commission on October 26, 2012

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

February 11, 2013

/s/ Richard Kurtz
Richard Kurtz
Chief Executive Officer, President
and Director

/s/ Jeff Anderson
Jeff Anderson
Chief Financial Officer