Form 10-Q
period 2013-06-28
ADVANCED PHOTONIX INC
filed 2013-08-12
CIK 869986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2013
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
    YES ☐             NO ☑

As of July 29, 2013, there were 31,197,547 shares of Class A Common Stock, $.001 par value, outstanding.

Advanced Photonix, Inc.
Form 10-Q
For the Quarter Ended June 28, 2013

PART I -- FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Advanced Photonix, Inc.
Condensed Consolidated Balance Sheets

	June 28, 2013 (Unaudited)	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$581,000	$619,000
Receivables, net	4,988,000	4,988,000
Inventories	4,355,000	3,905,000
Prepaid expenses and other current assets	758,000	795,000
Total current assets	10,682,000	10,307,000
Equipment and leasehold improvements, net	3,245,000	3,415,000
Goodwill	4,579,000	4,579,000
Intangibles and patents, net	3,500,000	3,686,000
Other assets	218,000	229,000
Total Assets	$22,224,000	$22,216,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,165,000	$1,829,000
Accrued compensation	696,000	729,000
Accrued subcontracting costs	442,000	427,000
Other accrued expenses	641,000	871,000
Current portion of long-term debt, PFG	714,000	714,000
Current portion of long-term debt – MEDC/MSF	558,000	553,000
Current portion of capital lease	8,000	--
Current portion of long-term debt - bank line of credit	922,000	--
Current portion of long-term debt - bank term loan	333,000	333,000
Total current liabilities	6,479,000	5,456,000
Long-term debt, less current portion – PFG, net of discount	1,191,000	1,322,000
Long-term debt, less current portion – MEDC/MSF	236,000	377,000
Long-term debt, capital lease	41,000	--
Long-term debt, less current portion – bank term loan	250,000	334,000
Warrant liability	488,000	292,000
Total liabilities	8,685,000	7,781,000

Commitments and contingencies Shareholders' equity:
Class A Common Stock, $.001 par value, 100,000,000 authorized; June 28, 2013 – 31,197,547 shares issued and outstanding, March 31, 2013 – 31,158,347 shares issued and outstanding	31,000	31,000
Additional paid-in capital	58,645,000	58,616,000
Accumulated deficit	(45,137,000)	(44,212,000)
Total shareholders' equity	13,539,000	14,435,000
Total Liabilities and Shareholders’ Equity	$22,224,000	$22,216,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 28, 2013	June 29, 2012
Sales, net	$7,078,000	$6,216,000
Cost of products sold	4,151,000	3,972,000
Gross profit	2,927,000	2,244,000

Operating expenses:
Research, development and engineering	1,492,000	1,371,000
Sales and marketing	587,000	505,000
General and administrative	1,124,000	1,053,000
Amortization expense	250,000	292,000
Total operating expenses	3,453,000	3,221,000
Loss from operations	(526,000)	(977,000)

Other income (expense):
Interest expense	(160,000)	(33,000)
Change in fair value of warrant liability	(196,000)	17,000
Other expense, net	(43,000)	--
Total other expense	(399,000)	(16,000)
Loss before benefit for income taxes	(925,000)	(993,000)

Benefit for income taxes	--	--
Net loss	$(925,000)	$(993,000)

Basic and diluted loss per share	$(0.03)	$(0.03)

Weighted average common shares outstanding
Basic and diluted	31,198,000	31,161,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 28, 2013	June 29, 2012
Cash flows from operating activities:
Net loss	$(925,000)	$(993,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	222,000	200,000
Amortization of intangible assets	250,000	292,000
Amortization of debt discount	47,000	--
Stock based compensation expense	29,000	29,000
Change in fair value of warrant liability	196,000	(17,000)
Non cash foreign currency translation loss	32,000	--
Changes in operating assets and liabilities:
Accounts receivable – net	--	196,000
Inventories	(450,000)	267,000
Prepaid expenses and other assets	48,000	(71,000)
Accounts payable and accrued expenses	88,000	39,000
Net cash used in operating activities	(463,000)	(58,000)

Cash flows from investing activities:
Capital expenditures	(31,000)	(95,000)
Patent expenditures	(64,000)	(10,000)
Net cash used in investing activities	(95,000)	(105,000)

Cash flows from financing activities:
Proceeds from borrowings on bank line of credit	922,000	800,000
Payments on bank line of credit	--	(500,000)
Payments on bank term loan	(84,000)	(84,000)
Payments on MEDC/MSF term loans	(136,000)	(130,000)
Payments on PFG term loan	(178,000)	--
Net cash provided by financing activities	524,000	86,000
Effect of exchange rate changes on cash and cash equivalents	(4,000)	--
Net decrease in cash and cash equivalents	(38,000)	(77,000)
Cash and cash equivalents at beginning of period	619,000	3,249,000
Cash and cash equivalents at end of period	$581,000	$3,172,000

Supplemental disclosure of cash flow information:	June 28, 2013	June 29, 2012
Cash paid for interest	$92,000	$31,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Notes to Condensed Consolidated Financial Statements
June 28, 2013

Note 1.   Basis of Presentation

Business Description

General – Advanced Photonix, Inc. ® (the Company, we, us, our, or API), was incorporated under the laws of the State of Delaware in June 1988.  API is a leading test and measurement company that packages optoelectronic semiconductors into high-speed optical receivers (HSOR products), custom optoelectronic subsystems (Optosolutions products) and Terahertz (THz products) instrumentation, serving a variety of global markets.  The Company supports the customers from the initial concept and design phase of the product, through testing to full-scale production.  The Company has three manufacturing facilities located in Camarillo, California, Ann Arbor, Michigan and Montreal, Canada.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries (Silicon Sensors Inc. Picometrix®, LLC, and Advanced Photonix Canada, Inc.). The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included.  Operating results for the three-month period ended June 28, 2013 are not necessarily indicative of the results that may be expected for the balance of the fiscal year ending March 31, 2014.

These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed with the SEC on July 1, 2013.

Note 2.  Stock Based Compensation

The Company has three stock equity plans:  The 1997 Employee Stock Option Plan, the 2000 Stock Option Plan and the 2007 Equity Incentive Plan.  In addition, the Company has requested that its stockholders approve the Company’s 2013 Equity Incentive Plan at the 2013 Annual Stockholders Meeting, which is scheduled for August 23, 2013.

As of December 30, 2011, no additional awards may be issued under either the 1997 Employee Stock Option Plan or the 2000 Stock Option Plan.  There are 2,500,000 shares authorized for issuance under the 2007 Equity Incentive Plan, with 227,095 shares remaining available for future grant.

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

The following table summarizes information regarding options outstanding and options exercisable at each of the quarterly periods through the three months ended June 29, 2012 and June 28, 2013, respectively, and the changes during the periods then ended:

	Number of Options Outstanding (000’s)	Weighted Average Exercise Price per Share	Number of Shares Exercisable (000’s)	Weighted Average Exercise Price per Share

Balance as of March 31, 2012	2,267	$1.75	1,994	$1.88
Granted	125	$0.63
Exercised	(5)	$0.44
Expired or forfeited	(5)	$0.44
Balance as of June 29, 2012	2,382	$1.69	2,023	$1.86

	Number of Options Outstanding (000’s)	Weighted Average Exercise Price per Share	Number of Shares Exercisable (000’s)	Weighted Average Exercise Price per Share

Balance as of March 31, 2013	2,392	$1.66	2,142	$1.76
Granted	24	$0.48
Exercised	--	$--
Expired or forfeited	(114)	$1.03
Balance as of June 28, 2013	2,302	$1.68	2,099	$1.76
Vested & expected to Vest, June 28, 2013	2,267	$1.69

Information regarding stock options outstanding as of June 28, 2013 is as follows:

	Options Outstanding
Price Range	Shares (in 000s)	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.44 - $1.25	557	$0.70	8.05
$1.26 - $2.50	1,455	$1.82	3.84
$2.56 - $5.34	290	$2.84	2.14

	Options Exercisable
Price Range	Shares (in 000s)	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.44 - $1.25	354	$0.62	7.81
$1.26 - $2.50	1,455	$1.82	3.84
$2.56 - $5.34	290	$2.84	2.14

The intrinsic value of options exercised during the three month periods ended June 28, 2013 and June 29, 2012 was zero and $1,100, respectively.

During the first quarter of fiscal 2013, no restricted shares were issued.  There were 40,000 restricted shares issued during the first quarter of fiscal 2014.  The restricted share transactions are summarized below:

	Shares (000’s)	Weighted Average Grant Date Fair Value Per Share
Unvested, March 31, 2012	246	$0.84
Granted	--	$--
Vested	--	$--
Expired or forfeited	--	$--
Unvested, June 29, 2012	246	$0.84

	Shares (000’s)	Weighted Average Grant Date Fair Value Per Share
Unvested, March 31, 2013	128	$0.87
Granted	40	$0.48
Vested	--	$--
Expired or forfeited	(1)	$0.76
Unvested, June 28, 2013	167	$0.78

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

1.
The time period that option awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period.  The expected term assumption for awards issued during the three month periods ended June 28, 2013 and June 29, 2012 was 6.3 years. As additional evidence develops from the employee’s stock trading history, the expected term assumption will be refined to capture the relevant trends.

2.
The future volatility of the Company’s stock has been estimated based on the weekly stock price during the expected term to the date of the latest stock option grant. The expected volatility assumption for awards issued during the three month periods ending June 28, 2013 and June 29, 2012 averaged 68% and 66%, respectively. As additional evidence develops, the future volatility estimate will be refined to capture the relevant trends.

3.
A dividend yield of zero has been assumed for awards issued during the three month periods ended June 28, 2013 and June 29, 2012, based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.

4.
The Company has based its risk-free interest rate assumption for awards issued during the three month periods ended June 28, 2013 and June 29, 2012 on the implied yield available on U.S. Treasury issues with an equivalent expected term, which averaged 1.1% during each of the respective periods.

5.
The forfeiture rate, for awards issued during the three month periods ended June 28, 2013 and June 29, 2012, was approximately 22.0% and 16.0%, respectively, and was based on the Company’s actual historical forfeiture history.

The Company’s stock-based compensation expense is classified in the table below:

	Three months ended
	June 28, 2013	June 29, 2012
Cost of Products Sold	$2,000	$3,000
Research and Development expense	5,000	7,000
General and Administrative expense	15,000	17,000
Sales and Marketing expense	7,000	2,000
Total Stock Based Compensation	$29,000	$29,000

At June 28, 2013, the total stock-based compensation expense related to unvested stock options and restricted shares granted to employees and independent directors under the Company’s stock option plans but not yet recognized was approximately $169,000. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 1.9 years and will be adjusted for subsequent changes in estimated forfeitures.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  API has never experienced any losses related to these balances.  At June 28, 2013, approximately $179,000 is held in excess of federally insured limits.

Accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Any unanticipated change in the customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. As of June 28, 2013 one customer individually comprised 14% of accounts receivable.  As of March 31, 2013, one customer individually comprised 12% of accounts receivable.  The allowance for doubtful account balance was $55,000 on June 28, 2013 and $56,000 on March 31, 2013.

Note 4.  Detail of Certain Asset Accounts

Cash and Cash Equivalents - The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Inventories - Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (on a first in, first out method) or market. Inventories consist of the following at June 28, 2013 and March 31, 2013:

	June 28, 2013	March 31, 2013
Raw material	2,618,000	$2,600,000
Work-in-process	1,040,000	782,000
Finished products	697,000	523,000
Inventories, net	$4,355,000	$3,905,000

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

Intangible Assets - Intangible assets that have definite lives consist of the following (dollars in thousands):

	Weighted Average Lives in Years	June 28, 2013
		Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net

Customer list	15	Straight Line	$190	$103	$87
Trademarks	15	Cash Flow	2,270	1,145	1,125
Technology	10	Cash Flow	10,950	10,128	822
Distribution Rights	7	Straight Line	148	7	141
Patents pending			698	--	698
Patents	10	Straight Line	984	357	627
Total Intangibles			$15,240	$11,740	$3,500

	Weighted Average Lives in Years	June 28, 2013
		Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net

Customer list	15	Straight Line	$190	$100	$90
Trademarks	15	Cash Flow	2,270	1,105	1,165
Technology	10	Cash Flow	10,950	9,946	1,004
Distribution Rights	7	Straight Line	148	2	146
Patents pending			672	--	672
Patents	10	Straight Line	946	337	609
Total Intangibles			$15,176	$11,490	$3,686

Amortization expense for the three-month periods ended June 28, 2013 and June 29, 2012 was approximately $250,000 and $292,000, respectively.  The current patents held by the Company have remaining useful lives ranging from 2 years to 20 years.

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

Assuming no impairment to the intangible value, future amortization expense for intangible assets and patents, excluding patents pending, are as follows by fiscal year (in thousands):

Intangible Assets and Patents
Remainder of 2014	$768
2015	433
2016	453
2017	305
2018	308
2019 & after	535
Total	$2,802

Patent pending costs of $698,000 are not included in the future amortization chart above.  These costs will be amortized beginning the month the patents are granted.

Note 5.  Debt

Total outstanding debt of the Company as of June 28, 2013 and March 31, 2013 consisted of the following (in thousands):

	June 28, 2013	March 31, 2013
Bank term loan	$583	$667
Bank line of credit	922	--
MEDC/MSF loans	794	930
Partners for Growth loan, net of debt discount	1,905	2,036
Total	$4,204	$3,633

Bank Debt
On January 31, 2012, the Company entered into a loan and security agreement (and such other documents which constitute the SVB Loan Agreement) with Silicon Valley Bank (SVB) and terminated its prior loan agreement with PrivateBank and Trust Company (PrivateBank) by paying off the outstanding balances under the PrivateBank loan agreement.  Subsequent to the initial SVB Loan Agreement, there have been three amendments that have modified the covenants, allowed for the acquisition of substantially all of the operating assets of Silonex Inc. (Silonex) and allowed for the grant to Partners for Growth III, L.P. (PFG) of a subordinated security interest in the Company’s collateral.  The terms of the SVB Loan Agreement as amended provide for a $5.0 million line of credit with a $3.0 million Export-Import (EX-IM) sublimit at an interest rate that ranges from prime plus 50 basis points on up to prime plus 400 basis points depending on a liquidity ratio and adjusted three month rolling EBITDA as defined in the SVB Loan Agreement.   The SVB Loan Agreement, as amended, contains a covenant for a minimum rolling three month adjusted EBITDA, measured monthly, and a minimum liquidity ratio of 2.25 to 1.00.  The current adjusted EBITDA covenant allows for a negative adjusted EBITDA of $750,000 for each month during the period from January to June 2013, negative adjusted EBITDA of $300,000 for each month during the period July through October 2013, adjusted EBITDA of $1 for each month during the period November 2013 through February 2014, and adjusted EBITDA of $100,000 thereafter, subject to reset based on mutual agreement once a fiscal year 2015 budget is submitted to the lenders.  The Company was restricted under the PFG Loan Agreement from borrowing more than $1.5 million on the SVB line of credit until August 8, 2013, the first six months of the PFG loan.  The amount that can be drawn on the line of credit is subject to a formula based on our outstanding receivables and inventory.   In addition, the SVB Loan Agreement, as amended, provided for a $1.0 million term loan with principal payable over three years in equal monthly installments and interest at a rate ranging from prime plus 100 basis points to prime plus 450 basis points dependent on the Company’s liquidity ratio and adjusted three month rolling EBITDA as defined in the SVB Loan Agreement. Under the SVB Loan Agreement, the Company may prepay all, but not less than all, of the term loan by paying a prepayment premium equal to (i) 1.00% of the amount outstanding if prepayment occurs before the first anniversary of the term loan; (ii) 0.50% of the amount outstanding if prepayment occurs after the first, but before the second anniversary of the term loan; and (iii) 0.25% of the amount outstanding if prepayment occurs after the second anniversary of the term loan.  In addition, if the term loan becomes due and payable because of the occurrence and continuance of an Event of Default (as defined in the SVB Loan Agreement), API will be required to pay a termination fee equal to 1.00% of the amount outstanding.  The interest rates on the SVB term loan and line of credit as of June 28, 2013 were 6.75% and 6.25%, respectively. The Company had $922,000 outstanding on the SVB line of credit with approximately $1.7 million in additional borrowing capacity as of June 28, 2013

The EX-IM line of credit with SVB is guaranteed by the Company and its subsidiaries and all borrowings under the SVB Loan Agreement are secured by a first priority security interest granted to SVB over substantially all of the Company’s respective assets.  As of June 28, 2013, the Company is and expects to remain in compliance with the related liquidity and adjusted EBITDA covenant with SVB. The SVB term loan expires in March 2015 and the line of credit expires in January 2014, but can be extended each anniversary date by mutual consent.

Total interest payments made to the Company’s bank lenders’ during the three months ended June 28, 2013 and June 29, 2012 were approximately $12,000 and $16,000, respectively.

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

As part of the consideration for the loan, the Company granted PFG and certain of its affiliates warrants to purchase up to 1,195,000 shares of Class A Common Stock with 995,000 of the shares issuable at $0.50 per share, and the remaining 200,000 shares issuable at a $1.00 strike price.  In the event that the Company achieves at least $32,600,000 in sales and $412,000 in EBITDA during the fiscal year ending March 31, 2014, the warrant agreements (the PFG Warrant Agreements) provide that an aggregate of 100,000 of the $0.50 warrants and an aggregate of 100,000 of the $1.00 warrants will be cancelled.  The PFG Warrant Agreements also include a net exercise provision pursuant to which the warrant holders would receive the number of shares equal to (i) the product of (A) the number of warrants exercised multiplied by (B) the difference between (1) the fair market value of a share of Class A Common Stock (with fair value generally being equal to the highest closing price of our Class A Common Stock during the 45 consecutive trading days prior to the date of exercise) and (2) the strike price of the warrant, (ii) divided by the fair market value of a share of Class A Common Stock.  In addition, in the event the Company is acquired, liquidates, conducts a public offering, or the warrants expire, each warrant holder will have the right to “put” its warrants to the Company in exchange for a per share cash payment that varies with the number of shares issuable under each warrant, but in the aggregate will not exceed $250,000. The Company determined the fair value of the warrant as of the issuance date to be $434,000.  Pursuant to the accounting literature, a debt discount and a warrant liability were established as of the issuance date with the debt discount amortized over the life of the loan on an effective interest method.  As of June 28, 2013 and March 31, 2013, there was $358,000 and $405,000 respectively, in remaining unamortized debt discount offset against the PFG long term debt principal.  See Note 6 to the Condensed Consolidated Financial Statements for additional information on the PFG warrants.

Interest payments made to PFG during the three month periods ended June 28, 2013 and June 29, 2012 were $71,000 and zero, respectively.

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

Interest payments made to the MEDC/MSF were approximately $9,000 and $15,000 during the three months ended June 28, 2013 and June 29, 2012, respectively.

Note 6.  Stockholders’ Equity

Warrants
At March 31, 2013 and June 28, 2013, the Company had the following warrants outstanding and exercisable:

	Shares (000’s)	Exercise Price
2010 Warrants	267	$ 1.376
PFG Warrants	995	$ 0.500
PFG Warrants	200	$ 1.000
Total	1,462

On November 29, 2010, the Company issued 267,196 warrants to Robin Risser and Steve Williamson (the 2010 Warrants).  Each 2010 Warrant is exercisable over a five year period for one share of the Company’s Class A Common Stock at an exercise price subject to adjustment, based on a formula in the warrant agreements, if Common Stock is issued in the future below $1.404.  Future adjustments cannot reduce the exercise price below $1.17.  Given the issuance of the PFG Warrants in February 2013, a price reset was triggered to the 2010 Warrants and the new exercise price became $1.376.  As a result of the exercise price reset feature, the fair values of the warrants are recorded as a liability with changes in values flowing through the Consolidated Statements of Operations.

As described in Note 5, during February 2013, the Company issued warrants to PFG to purchase 1,195,000 shares of the Company’s Class A Common Stock.  The PFG warrants are exercisable over a five year period with 995,000 shares at strike price of $0.50 per share and another 200,000 shares with a strike price of $1.00 per share.  The PFG warrant agreement contains a provision allowing the warrant to be put back to the Company under certain circumstances.  Given this feature, the fair values of the warrants are recorded as a liability with changes in values flowing through the Consolidated Statements of Operations.

For the three months ended June 28, 2013, the Company recorded expense of $196,000 for the change in fair value of the warrant liability.  For the three months ended June 29, 2012, the Company recorded income of $17,000.  The fair value of the warrant liability outstanding was approximately $488,000 and $292,000 as of June 28, 2013 and March 31, 2013, respectively.

The fair value of the warrant liability was estimated using the Monte Carlo option pricing model using the following assumptions:

	June 28, 2013		June 29, 2012
	PFG Warrants	2010 Warrants	2010 Warrants
Contractual term in years	4.6	2.4	3.4
Volatility	68.9%	71.4%	66.1%
Expected dividend	--	--	--
Risk-free interest rate	1.3%	0.5%	2.0%

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

The following chart represents the activity in the Company’s Level 3 warrants during the three months ended June 28, 2013 and the year ended March 31, 2013.

	Three months Ended June 28, 2013	Year Ended March 31, 2012
Level 3 Warrants, beginning of period	$292,000	$26,000
Addition – PFG Warrants, initial fair value	--	434,000
Change in fair value of warrant liability	196,000	(168,000)
Level 3 Warrants, end of period	$488,000	$292,000

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

Note 7. Earnings Per Share

The Company’s net earnings per share calculations are in accordance with FASB ASC 260-10.  Accordingly, basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares outstanding for each year.  The calculation of income (loss) per share is as follows:

	Three months ended
Basic and Diluted	June 28, 2013	June 29, 2012
Weighted Average Basic Shares Outstanding	31,198,000	31,161,000
Dilutive effect of Stock Options and Warrants	--	--
Weighted Average Diluted Shares Outstanding	31,198,000	31,161,000
Net loss	$(925,000)	$(993,000)
Basic loss per share	$(0.03)	$(0.03)
Diluted loss per share	$(0.03)	$(0.03)

The dilutive effect of stock options for the three-month periods ended June 28, 2013 and June 29, 2012 was not included in the calculation of diluted loss per share because to do so would have had an anti-dilutive effect as the Company had a net loss for the respective periods. As of June 28, 2013, the number of anti-dilutive shares excluded from diluted earnings per share totaled approximately 3.6 million shares, which includes approximately 1,462,000 anti-dilutive warrants.

Note 8. Silonex Net Asset Purchase

On March 1, 2013, the Company, through its Advanced Photonix Canada, Inc. subsidiary (APC), acquired substantially all the operating assets and assumed certain liabilities of Silonex, Inc.’s business for $900,000 in cash, which was primarily funded with the PFG proceeds.  Silonex designed, manufactured and marketed optoelectronic devices and sensor solutions to various vertical markets, including Industrial Controls, Banking, Vending, Medical and Telecommunications.  The products, customers and business operations are complimentary to, and have minimal overlap with, the Company’s Optosolutions product line, and broaden the Company’s supply channel due to Silonex’s existing relationships with Chinese manufacturers.  The results of operations of APC have been included in the consolidated financial statements since the date of the acquisition.  The functional currency of APC is the US dollar.

Silonex was part of a privately owned company, and prepared financial statements with multiple charge out of costs, intercompany sales and royalty arrangements that do not reflect the actual operation of the business as acquired.  Therefore the Company has considered it impractical to reconstruct a full Statement of Operations on a proforma basis for prior comparable periods.  Given certain assumptions on China sales which were done on a royalty basis, the Company has been able to estimate the total sales for the comparable three months of fiscal 2013 at approximately $850,000 for a total of $7.1 million on a combined proforma basis.  APC sales  and the net income included in the Company’s results for the three months ended June 28, 2013 were approximately $1.0 million and $35,000, respectively.

Note 9.  Fair Value of Financial Instruments

The carrying value of all financial instruments potentially subject to valuation risk (principally consisting of cash equivalents, accounts receivable, and accounts payable) approximates the fair value based upon the short-term nature of these instruments.  In the case of MEDC/MSF and bank debt, the carrying value approximates fair value based upon prevailing interest rates available to the Company.  In the case of the PFG debt, the carrying value approximates fair value as the debt was entered into in February, 2013.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
Certain statements contained in this Management’s Discussion and Analysis (MD&A), including, without limitation, statements containing the words “may,” “will,” “can,” “anticipate,” “believe,” “plan,” “estimate,” “continue,” and similar expressions constitute “forward-looking statements.” These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks described in the Risk Factors sections of our Annual Report on Form 10-K for the period ended March 31, 2013 (the 2013 Form 10-K) and elsewhere in this filing. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report. The following discussion should be read in conjunction with the Risk Factors as well as our financial statements and the related notes.

Overview
API is a leading test and measurement company that packages optoelectronic semiconductors into high-speed optical receivers (HSOR products), custom optoelectronic subsystems (Optosolutions products) and Terahertz (THz products) instrumentation, serving a variety of global markets.  Our HSOR transmission products are deployed in the internet infrastructure to enable the high-speed bandwidth necessary to support video and data for your TV, computer, tablet or smart phone anytime and anywhere. Our HSOR Comtest products are used to develop, manufacture and test optical communication equipment used in the telecom infrastructure. Our Optosolutions products are sold to a number of scientific instrumentation manufacturers for various applications such as metrology, currency validation, flame monitoring, solar panel quality, temperature sensing, particle detection, color sensing, infrared detection and many other applications that can only be done through optical sensing.  Our T-Gauge® systems are used to measure and verify physical properties on-line and in real-time to reduce raw materials  and rework costs in manufacturing processes as well as conduct quality control monitoring.  Our established and growing patented Terahertz technology has allowed us to expand from the laboratory market into the 24/7 industrial process and quality control manufacturing, military/aero, and security markets.

We support the customer from the initial concept and design of the semiconductor, hybridization of support electronics, packaging and signal conditioning or processing from prototype through full-scale production and validation testing.  The target markets served by us are Test and Measurement, Military/Aerospace, Telecom Transmission, Medical and Homeland Security.

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

We predominantly sell directly to original equipment manufacturers with a direct sales force with limited sales through representatives, value added resellers (VAR’s) and distributors. Distributor and VAR sales represented approximately 11% of total revenue for the three months ended June 28, 2013.  Significant terms and conditions of distributor agreements include FOB source, net 30 days payment terms, with no return and limited exchange rights, and no price protection.  Since the product transfers title to the distributor at the time of shipment by us, the products are not considered inventory on consignment.

Revenue is also derived from technology research and development contracts. We recognize revenue from these contracts as services and/or materials are provided.

Impairment of Long-Lived Assets
As of June 28, 2013 and March 31, 2012, our consolidated balance sheets included $4.6 million in goodwill. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our business acquisitions.

Goodwill and intangible assets that are not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  In our annual assessment of goodwill impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value before performing the two step impairment test.  If after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two step impairment test is not necessary.  Step one of the two step impairment test is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss shall be recognized in an amount equal to that excess.  We have selected March 31 as the date for our annual impairment test.

We continue to meet the criteria of operating in a single reportable segment and having a single reporting unit.  We determine the fair value of our single reporting unit to be equal to our market capitalization plus a control premium.  Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of our Class A Common Stock over a 10-day period before and a 10-day period after each assessment date.  We use this 20-day duration to remove inherent market fluctuations that may affect any individual closing price.  We believe that the market capitalization alone does not fully capture the fair value of our business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of our business.  As such, in determining fair value, we add a control premium, which seeks to give effect to the increased consideration a potential acquirer would be required to pay in order to gain sufficient ownership to set policies, direct operations and make decisions.  Our valuation as of June 28, 2013 indicated there were no impairments of Goodwill as our market capitalization, as computed as described above was, even without a control premium added, in excess of the carrying value including Goodwill of $13.5 million.

As evidenced above, our stock price and control premium are significant factors in assessing our fair value for purposes of the goodwill impairment assessment. The stock price can be affected by, among other things, changes in industry or market conditions, changes in our results of operations, and changes in our forecasts or market expectations relating to future results. The stock price has fluctuated from a high of $0.72 to a low of $0.42 on an intra-day basis during fiscal 2014.  The current macroeconomic environment continues to be challenging and we cannot be certain of the duration of these conditions and their potential impact on our stock price performance. If our market capitalization falls below the current carrying value for a sustained period, it is reasonably likely that an intangible and goodwill impairment assessment would be necessary and a non-cash charge to operating income may be recorded.

The carrying value of other long-lived assets, including amortizable intangibles, leasehold improvements, and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset (asset group) are less than the carrying value of the asset (asset group). The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset, or group of assets used in conjunction with the specific asset or assets, in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset, or asset group, over its then estimated fair value. As a result of the prior year operating loss, we performed an impairment evaluation as of the end of fiscal 2013 that contained projected undiscounted cash flows of the Picometrix subsidiary as this accounts for a vast majority of the amortizing intangibles, leasehold improvements and equipment subject to the impairment test.  Given the shared nature of the manufacturing process for the photodiodes, which are essential for all products sold out of Picometrix, we have determined the lowest level of cash flows to be the Picometrix subsidiary.  The impairment analysis involved forecasting future undiscounted cash flows of the Picometrix group of assets over the estimated useful life of the primary asset of the group.   After performing this first step analysis, we concluded that as of March 31, 2013 there were no impairments indicated based upon the expected overall growth in the 100G market and our restored ability to service this growth given the resolution of supply chain constraints.  Given the performance in the first quarter of fiscal 2014 relative to these projections, we continue to conclude there is no impairment.  Further, our Terahertz products have been cost reduced to a point where they have become a competitive green alternative to the nuclear gauges used to control certain continuous manufacturing processes.  We believe that we are nearing a point of significant growth in the adoption of this disruptive technology which further increases the expected future cash flows of the group.

Deferred Tax Asset Valuation Allowance
We record deferred income taxes for the future tax consequences of events that were recognized in our financial statements or tax returns. We record a valuation allowance against deferred tax assets when, in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future.  Consistent with the 2013 Form 10-K, we have continued a full valuation allowance on our net Deferred Tax Assets as of June 28, 2013

Inventories
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

Warrant Valuations
We have warrants outstanding exercisable into 1,462,196 shares of Series A Common Stock with an estimated fair value of $488,000 as of June 28, 2013.  We compute the fair value of the warrants using the Monte Carlo model, which is generally a preferred model when instruments contain non-standard features.  When a warrant may have different share exercise assumptions such as those issued in February 2013 to Partners for Growth III, L.P. and affiliates, we weigh various values based on the estimated probability of each outcome as of the valuation date.  The value derived from the model is therefore sensitive to changes in our weighting and also changes in the inputs regarding the current stock price, the contractual term, volatility, risk free interest rates and expected dividend rate.

RESULTS OF OPERATIONS

Revenues
We predominantly operate in one industry segment, consisting of light and radiation detection devices that we sell to multiple end market applications.  Prior to fiscal 2014, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we had combined our telecommunication transmission product sales and communication test and measurement product sales (Comtest) as telecommunication revenue.  Going forward we have retroactively split this out so that the telecommunication revenue includes solely the transmission revenue.  We have included the Comtest product sales in a new category titled, Test and Measurement. In addition we have categorized the previous Industrial Market products as Test and Measurement since in practice they are used to test, verify or take measurements. Therefore, the new Test and Measurement market includes the Comtest products, the former Optosolutions Industrial products and the former Terahertz Industrial products.  The Military/Aerospace, Medical and Homeland Security market definitions remain unchanged.   Revenues by market consisted of the following (in thousands):

	Three months ended
Revenues	June 28, 2013		June 29,2012
Test and Measurement	$4,439	63%	$3,619	58%
Telecommunications	1,256	18%	1,097	18%
Military/Aerospace	1,047	15%	1,305	21%
Medical	336	4%	195	3%
Homeland Security	--	-	--	-
Total Revenues	$7,078	100%	$6,216	100%

Our revenues for the quarter ended June 28, 2013 were approximately $7.1 million, an increase of 14% (or $862,000) from revenues of $6.2 million for the quarter ended June 29, 2012.  Revenues increased 18% from the quarter ended March 31, 2013.  We experienced revenue increases in three of five markets for the quarter ending June 28, 2013 compared to the prior year period.

The Test and Measurement market revenue was approximately $4.4 million in the first quarter of fiscal 2014, an increase of $820,000 over the prior year quarter.  All of this growth was attributable to the March 2013 acquisition of the Silonex business by our newly formed Canadian subsidiary, Advanced Photonix Canada, Inc. (APC).  Sequentially, revenue decreased approximately 5%, or $217,000, from the fourth quarter of fiscal 2013 as we saw a normal seasonal decline in a significant Optosolutions customer, less Comtest activity and lower Terahertz contract revenues offset mostly by the positive effect of a full quarter of revenue from the APC acquisition.

Telecommunication transmission revenue in the first quarter of fiscal 2014 was $1.3 million, an increase of approximately 14% (or $159,000) from the prior year first quarter.  The improvement was due primarily to higher 100G line side sales as supply chain constraints were resolved late in the quarter.  Telecommunications revenue on a consecutive quarterly basis increased 227%, or approximately $872,000, from the fourth quarter of fiscal 2013.  The high growth experienced in the first quarter of fiscal 2014 was primarily due to the timing of orders and shipments for our 40G products and increased sales of our 100G line side products as supply chain constraints were resolved late in the quarter.

Military/Aerospace market revenue in the first quarter of fiscal 2014 was $1.0 million, a decrease of 20% (or $258,000) from the comparable prior year period due to the timing of revenues on a large Terahertz development contract which ended in the fourth quarter of fiscal 2013.  Sequentially, we had a $322,000 improvement in revenues given the timing on several existing programs as well as start of a new program which was offset by lower Terahertz contract revenue.

Medical market revenues in the first quarter ended June 28, 2013 were $336,000, an increase from the prior year quarter of $141,000 (72%) and an increase of $87,000 from the fourth quarter of fiscal 2013.  Both increases were primarily due to timing of shipments related to one customer.

Homeland Security revenues were zero for the first quarter ended June 28, 2013, last years’ comparable quarter and the fourth quarter of fiscal 2013.  Any future revenues will be dependent on placement of our product on the US government’s qualified products list.

Overall, we would reiterate our previous expectation for fiscal year 2014 revenues to grow by more than 35% growth given the resolution of telecom supplier component constraints, the full year results of the APC net operating asset purchase and an improving industrial business climate.

Gross Profit
Gross profit for the first quarter of fiscal 2014 was $2.9 million compared to $2.2 million for the first quarter of fiscal 2013, an increase of $683,000 on a revenue increase of $862,000.  Gross profit percentage was 41.4% for the first quarter of fiscal 2014 compared to 36.1% in the first quarter of fiscal 2013 and 35.8% in the fourth quarter of fiscal 2013.  The higher gross profit and gross profit percentage for the first quarter of fiscal 2014 was due to increased volume on Optosolutions products, the absorption effect of a build in inventory and cost reduction activities on the HSOR products.

Operating Expenses
Total operating expenses for the quarter ended June 28, 2013 were $3.5 million, an increase of $232,000 over the comparable fiscal 2013 period and an increase of $176,000 when compared to the fourth quarter of fiscal 2013 due primarily due to the overheads assumed in the purchase by Advanced Photonix Canada, Inc (APC) of the Silonex net operating assets.

Research, Development and Engineering (RD&E) expenses of $1.5 million increased by $121,000 in the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013 due to the addition of a design team in Montreal Canada related to the APC business purchase.

Sales and Marketing (S&M) expenses increased $82,000 to $587,000 (8% of sales) in the first quarter of fiscal 2014 compared to $505,000 (8% of sales) in the prior year first quarter.  The increase was primarily attributable to the APC business purchase.

General and Administrative (G&A) expenses increased $71,000 to approximately $1.1 million (16% of sales) for the first quarter of fiscal 2014, compared to $1.1 million (17% of sales) for the first quarter of fiscal 2013. The increase was primarily attributable to higher legal costs associated with the proxy and ongoing costs associated the APC business purchase.

Amortization expense decreased $42,000 to $250,000 compared to the first quarter of fiscal 2013 expense of approximately $292,000.  We utilize the cash flow amortization method on the majority of our intangible assets which means lower amortization as the assets near the end of their lives.

The non-cash expensing of stock option and restricted stock grants included in operating expenses was $27,000 for the three month period ended June 28, 2013 compared to $26,000 for the three month period ended June 29, 2012.

Other Income (Expense), net
Interest expense in the first quarter of fiscal 2014 was $160,000 compared to $33,000 in the first quarter of fiscal 2013, due to the increase in total debt associated with the PFG funding and the non-cash amortization of the debt discount of $47,000 related to the initial value of the warrants granted as part of the PFG funding.

The fair value of the warrant liability discussed in Note 6 is determined using a Monte Carlo option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, weightings of various PFG warrant outcomes and the contractual term. To the extent that the fair value of the warrant liability increases or decreases, we record an expense or income in our statements of operations. The non-cash expense of $196,000 attributed to the change in fair value of the warrant liability in the first quarter of fiscal 2014 is primarily due to the improvement in the stock price.  For the first quarter of fiscal 2013, we incurred other income of $17,000 on the change in fair value of the warrant liability.

We realized a GAAP net loss for the first quarter of fiscal 2014 of approximately $925,000 ($0.03 per share), as compared to a net loss of $993,000 ($0.03 per share) in the first quarter of fiscal 2013, an improvement in income of approximately $68,000.  This reduction in loss for the fiscal 2014 quarter is primarily attributable to higher gross margin dollars realized of $683,000 (on $862,000 higher revenue) net of higher non-cash charges of $272,000 (including amortization), $274,000 of higher operating expenses (excluding amortization expense) primarily due to the acquisition of APC and higher net interest expense.

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

Liquidity and Capital Resources

At June 28, 2013, we had cash and cash equivalents of $581,000, a slight decrease of approximately $38,000 from the March 31, 2013 balance.  The lower balance for the three month period is attributable to cash used in operating activities of $463,000 and investing activities of approximately $95,000, offset by cash provided by financing activities of $524,000.

Operating Activities
The decrease of $463,000 in cash resulting from operating activities for the three months ended June 28, 2013 was primarily attributable to net cash used in operations of $149,000, and net cash used to fund operating assets and liabilities of $314,000.  Cash used in operations of $149,000 resulted from the net loss of approximately $925,000 less non-cash charges of $776,000 mostly related to depreciation, amortization, stock-based compensation, change in fair value of warrant liability and currency translation.  The bulk of the net cash used to fund operating assets came from the increase in inventories as we begin to ramp up production levels to support customer demands.

Investing Activities
For the three months ended June 28, 2013, we used $95,000 in investing activities comprised of capital expenditures of $31,000 and patent expenditures of $64,000.

Financing Activities
For the three months ended June 28, 2013, approximately $524,000 was provided by financing activities, including net proceeds on the bank line of credit of $922,000. This amount was offset by payments of principal on our loans with MEDC/MSF, PFG and our bank term loan.

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

Combined with the recently agreed covenants with both SVB and PFG, expected cash flow from operations, and the current SVB line of credit, we believe that our existing cash and cash equivalents will be sufficient for the next twelve months. Positive cash flow from operations is highly dependent on increasing revenue levels.  We have had and may continue to experience supply limitations that could hamper our ability to achieve the levels of HSOR revenue and the related gross margin previously enjoyed.  We may therefore need additional financing to fund our operations in the future and there can be no assurance that additional funds will be available, especially if we experience operating results below expectations, or, if financing is available, there can be no assurance as to the terms on which funds might be available. If adequate financing is not available as required, or is not available on favorable terms, our business, financial position and results of operations will be adversely affected.

Recent Pronouncements and Accounting Changes
None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At June 28, 2013, most of our interest rate exposure is linked to the prime rate, subject to certain limitations, offset by cash which could be invested in short term instruments. As such, we are at risk to the extent of the spread between these two types of instruments.  We do not believe that moderate changes in the prime rate will materially affect our operating results or financial condition.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 28, 2013 that has materially affected or is reasonably likely to materially affect our internal controls.

Part II — OTHER INFORMATION

Item 1.        Legal Proceedings

The information regarding litigation proceedings described in our Annual Report on Form 10-K for the year ended March 31, 2013 is incorporated herein by reference.

Item 1A.     Risk Factors

The risks, uncertainties and other factors described in Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (the 2013 Form 10-K) and below are not the only ones facing the Company.  Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also have a material impact on our business operations, financial condition or operating results.

There have been no material changes in our risk factors from those disclosed in the 2013 Form 10-K except for the following:

The Company’s cost saving initiatives may not be effective, and the Company’s ability to develop products could be adversely affected by reduced research and development.

To conserve cash and more closely align our spending towards our strategic objectives, we have implemented a number of cost reduction initiatives over the past several years, including a workforce reduction in our administrative, research and development and sales and marketing staffs and a refocusing of our research and development plans.  We cannot assure you that the assumptions underlying our decisions as to which reductions to make as part of these cost reduction initiatives will prove to be correct and, accordingly, we may determine that we have reduced or eliminated resources that are necessary to, or desirable for, our business.  In particular, the reductions that we have made to our research and development staff and RD&E expenses could hinder the Company’s ability to update or introduce new products.

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

August 12, 2013

/s/ Richard Kurtz
Richard Kurtz
Chief Executive Officer, President
and Director

/s/ Jeff Anderson
Jeff Anderson
Chief Financial Officer