Form 10-Q
period 2013-09-27
ADVANCED PHOTONIX INC
filed 2013-11-12
CIK 869986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2013
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

YES ☐             NO ☑

As of November 4, 2013, there were 31,244,740 shares of Class A Common Stock, $.001 par value, outstanding.

Advanced Photonix, Inc.
Form 10-Q
For the Quarter Ended September 27, 2013

PART I -- FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Advanced Photonix, Inc.
Condensed Consolidated Balance Sheets

	September 27, 2013 (Unaudited)	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$371,000	$619,000
Receivables, net	5,662,000	4,988,000
Inventories	4,617,000	3,905,000
Prepaid expenses and other current assets	815,000	795,000
Total current assets	11,465,000	10,307,000
Equipment and leasehold improvements, net	3,111,000	3,415,000
Goodwill	4,579,000	4,579,000
Intangibles and patents, net	3,304,000	3,686,000
Other assets	178,000	229,000
Total Assets	$22,637,000	$22,216,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,233,000	$1,829,000
Accrued compensation	1,302,000	729,000
Accrued subcontracting costs	450,000	427,000
Other accrued expenses	1,043,000	871,000
Current portion of long-term debt, PFG	714,000	714,000
Current portion of long-term debt – MEDC/MSF	564,000	553,000
Current portion of capital lease	8,000	--
Current portion of long-term debt - bank line of credit	1,251,000	--
Current portion of long-term debt - bank term loan	333,000	333,000
Total current liabilities	7,898,000	5,456,000
Long-term debt, less current portion – PFG, net of discount	1,061,000	1,322,000
Long-term debt, less current portion – MEDC/MSF	90,000	377,000
Long-term debt, capital lease	39,000	--
Long-term debt, less current portion – bank term loan	167,000	334,000
Warrant liability	381,000	292,000
Total liabilities	9,636,000	7,781,000

Commitments and contingencies Shareholders' equity:
Class A Common Stock, $.001 par value, 100,000,000 authorized; September 27, 2013 – 31,244,740 shares issued and outstanding, March 31, 2013 – 31,158,347 shares issued and outstanding	31,000	31,000
Additional paid-in capital	58,685,000	58,616,000
Accumulated deficit	(45,715,000)	(44,212,000)
Total shareholders' equity	13,001,000	14,435,000
Total Liabilities and Shareholders’ Equity	$22,637,000	$22,216,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Sales, net	$7,536,000	$5,586,000	$14,614,000	$11,802,000
Cost of products sold	4,747,000	3,612,000	8,898,000	7,584,000
Gross profit	2,789,000	1,974,000	5,716,000	4,218,000

Operating expenses:
Research, development and engineering	1,234,000	1,342,000	2,726,000	2,713,000
Sales and marketing	640,000	496,000	1,227,000	1,001,000
General and administrative	1,202,000	1,119,000	2,326,000	2,172,000
Amortization expense	259,000	291,000	509,000	583,000
Total operating expenses	3,335,000	3,248,000	6,788,000	6,469,000
Loss from operations	(546,000)	(1,274,000)	(1,072,000)	(2,251,000)

Other income (expense):
Interest expense	(165,000)	(30,000)	(325,000)	(63,000)
Change in fair value of warrant liability	107,000	(4,000)	(89,000)	13,000
Other income (loss)	26,000	21,000	(17,000)	21,000
Total other expense	(32,000)	(13,000)	(431,000)	(29,000)
Loss before benefit for income taxes	(578,000)	(1,287,000)	(1,503,000)	(2,280,000)

Benefit for income taxes	--	--	--	--
Net loss	$(578,000)	$(1,287,000)	$(1,503,000)	$(2,280,000)

Basic & diluted loss per share	$(0.02)	$(0.04)	$(0.05)	$(0.07)
Weighted average common shares outstanding
Basic & diluted	31,229,000	31,161,000	31,213,000	31,161,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 27, 2013	September 28, 2012
Cash flows from operating activities:
Net loss	$(1,503,000)	$(2,280,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation	463,000	395,000
Amortization of intangible assets	509,000	583,000
Amortization of debt discount	96,000	--
Stock based compensation expense	70,000	78,000
Change in fair value of warrant liability	89,000	(13,000)
Changes in operating assets and liabilities:
Accounts receivable – net	(674,000)	(329,000)
Inventories	(712,000)	(112,000)
Prepaid expenses and other assets	15,000	(237,000)
Accounts payable and accrued expenses	1,172,000	686,000
Net cash used in operating activities	(475,000)	(1,229,000)

Cash flows from investing activities:
Capital expenditures	(93,000)	(198,000)
Patent expenditures	(127,000)	(69,000)
Net cash used in investing activities	(220,000)	(267,000)

Cash flows from financing activities:
Payments on bank term loan	(167,000)	(167,000)
Net proceeds on bank line of credit	1,251,000	300,000
Payments on MEDC/MSF term loans	(276,000)	(262,000)
Payments on PFG term loan	(357,000)	--
Payments on capital lease	(3,000)	--
Taxes paid on net share settlement	(2,000)	--
Proceeds from exercise of stock options	1,000	--
Net cash (used in) provided by financing activities	447,000	(129,000)
Effect of exchange rate changes on cash and cash equivalents	--	--
Net decrease in cash and cash equivalents	(248,000)	(1,625,000)
Cash and cash equivalents at beginning of period	619,000	3,249,000
Cash and cash equivalents at end of period	$371,000	$1,624,000

Supplemental disclosure of cash flow information:	September 27, 2013	September 28, 2012
Cash paid for interest	$193,000	$58,000
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment through-capital lease	$50,000	$--

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Notes to Condensed Consolidated Financial Statements
September 27, 2013

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries (Silicon Sensors Inc. Picometrix®, LLC, and Advanced Photonix Canada, Inc.). The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included.  Operating results for the six-month period ended September 27, 2013 are not necessarily indicative of the results that may be expected for the balance of the fiscal year ending March 31, 2013.

These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed with the SEC on July 1, 2013.

Note 2.  Stock Based Compensation

The Company has three stock equity plans:  The 1997 Employee Stock Option Plan, the 2000 Stock Option Plan and the 2007 Equity Incentive Plan.  As of September 27, 2013, no additional awards may be issued under either the 1997 Employee Stock Option Plan or the 2000 Stock Option Plan.  There are 2,500,000 shares authorized for issuance under the 2007 Equity Incentive Plan, with 181,095 shares remaining available for future grant.

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

The following table summarizes information regarding options outstanding and options exercisable at each of the quarterly periods through the six months ended September 28, 2012 and September 27, 2013, respectively, and the changes during the periods then ended:

	Number of Options Outstanding (000’s)	Weighted Average Exercise Price per Share	Number of Shares Exercisable (000’s)	Weighted Average Exercise Price per Share

Balance as of March 31, 2012	2,267	$1.75	1,994	$1.88
Granted	125	$0.63
Exercised	(5)	$0.44
Expired or forfeited	(5)	$0.44
Balance as of June 29, 2012	2,382	$1.69	2,023	$1.86
Granted	67	$0.62
Exercised	--	$0.00
Expired or forfeited	(11)	$2.26
Balance as of September 28, 2012	2,438	$1.66	2,058	$1.83

	Number of Options Outstanding (000’s)	Weighted Average Exercise Price per Share	Number of Shares Exercisable (000’s)	Weighted Average Exercise Price per Share

Balance as of March 31, 2013	2,392	$1.66	2,142	$1.76
Granted	24	$0.48
Exercised	--	$--
Expired or forfeited	(114)	$1.03
Balance as of June 28, 2013	2,302	$1.68	2,099	$1.76
Granted	--	$--
Exercised	(4)	$0.44
Expired or forfeited	(19)	$1.80
Balance as of September 27, 2013	2,279	$1.68	2,117	$1.75
Vested & expected to Vest, September 27, 2013	2,235	$1.70

Information regarding stock options outstanding as of September 27, 2013 is as follows:

	Options Outstanding
Price Range	Shares (in 000s)	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.44 - $1.25	549	$ 0.70	7.79
$1.26 - $2.50	1,440	$ 1.82	3.60
$2.51 - $5.34	290	$ 2.84	1.70

	Options Exercisable
Price Range	Shares (in 000s)	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.44 - $1.25	387	$ 0.66	7.57
$1.26 - $2.50	1,440	$ 1.82	3.60
$2.51 - $5.34	290	$ 2.84	1.70

The intrinsic value of options exercised during each of the three and six month periods ended September 27, 2013 was $600.  The intrinsic value of options exercised during the three and six month periods ended September 28, 2012 was zero and $1,100, respectively.

During the second quarter of fiscal 2013, no restricted shares were issued.  There were 50,000 restricted shares issued during the second quarter of fiscal 2014.  The restricted share transactions are summarized below:

	Shares (000’s)	Weighted Average Grant Date Fair Value Per Share
Unvested, March 31, 2012	246	$0.84
Granted	--	$--
Vested	--	$--
Expired or forfeited	--	$--
Unvested, June 29, 2012	246	$0.84
Granted	--	$--
Vested	(76)	$0.82
Expired or forfeited	--	$--
Unvested, September 28, 2012	170	$0.84

	Shares (000’s)	Weighted Average Grant Date Fair Value Per Share
Unvested, March 31, 2013	128	$0.87
Granted	40	$0.48
Vested	--	$--
Expired or forfeited	(1)	$0.76
Unvested, June 28, 2013	167	$0.78
Granted	50	$0.66
Vested	(26)	$0.89
Expired or forfeited	(7)	$0.95
Unvested, September 27, 2013	184	$0.72

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

1.
The time period that option awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period.  The expected term assumption for awards issued during the six month periods ended September 27, 2013 and September 28, 2012 was 6.3 years.

2.
The future volatility of the Company’s stock has been estimated based on the weekly stock price during the expected term to the date of the latest stock option grant. The expected volatility assumption for awards issued during the six month periods ended September 27, 2013 and September 28, 2012 averaged 68% and 66%, respectively.

3.
A dividend yield of zero has been assumed for awards issued during six month periods ended September 27, 2013 and September 28, 2012, based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.

4.
The Company has based its risk-free interest rate assumption for awards issued during the six month periods ended September 27, 2013 and September 28, 2012 on the implied yield available on U.S. Treasury issues with an equivalent expected term, which averaged 1.1% and 0.6% during each of the respective periods.

5.
The forfeiture rate, for awards issued during the six month periods ended September 27, 2013 and September 28, 2012, was 22% and 16%, respectively, and was based on the Company’s actual historical forfeiture history.

The Company’s stock-based compensation expense is classified in the table below:

	Three months ended		Six months ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Cost of Products Sold	$2,000	$4,000	$4,000	$7,000
Research, development & engineering expense	7,000	16,000	12,000	23,000
General and Administrative expense	24,000	24,000	39,000	41,000
Sales and Marketing expense	8,000	5,000	15,000	7,000
Total Stock Based Compensation	$41,000	$49,000	$70,000	$78,000

At September 27, 2013, the total stock-based compensation expense related to unvested stock options and restricted shares granted to employees and independent directors under the Company’s stock option plans but not yet recognized was $156,000. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 1.4 years and will be adjusted for subsequent changes in estimated forfeitures.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  API has never experienced any losses related to these balances.  At September 27, 2013, there was no cash held in excess of federally insured limits.

Accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Any unanticipated change in the customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. As of September 27, 2013 two customers comprised 28% of accounts receivable.  As of March 31, 2013, one customer individually comprised 12% of accounts receivable.  The allowance for doubtful account balance was $37,000 on September 27, 2013 and $56,000 on March 31, 2013.

Note 4.  Detail of Certain Asset Accounts

Cash and Cash Equivalents - The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Inventories - Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (on a first in, first out method) or market. Inventories consist of the following at September 27, 2013 and March 31, 2013:

	September 27, 2013	March 31, 2013
Raw material	$2,757,000	$2,600,000
Work-in-process	1,098,000	782,000
Finished products	762,000	523,000
Inventories, net	$4,617,000	$3,905,000

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

Intangible Assets - Intangible assets that have definite lives consist of the following (dollars in thousands):

	Weighted Average	September 27, 2013
	Lives in Years	Amortization Method	Carrying	Accumulated	Intangibles

Customer list	15	Straight Line	$190	$106	$84
Trademarks	15	Cash Flow	2,270	1,186	1,084
Technology	10	Cash Flow	10,950	10,310	640
Distribution Rights	7	Straight Line	148	12	136
Patents pending			672	--	672
Patents	10	Straight Line	1,073	385	688
Total Intangibles			$15,303	$11,999	$3,304

	Weighted Average	March 31, 2013
	Lives in Years	Amortization Method	Carrying	Accumulated	Intangibles

Customer list	15	Straight Line	$190	$100	$90
Trademarks	15	Cash Flow	2,270	1,105	1,165
Technology	10	Cash Flow	10,950	9,946	1,004
Distribution Rights	7	Straight Line	148	2	146
Patents pending			672	--	672
Patents	10	Straight Line	946	337	609
Total Intangibles			$15,176	$11,490	$3,686

Amortization expense for the three-month periods ended September 27, 2013 and September 28, 2012 was $259,000 and $291,000, respectively.  The current patents held by the Company have remaining useful lives ranging from 2 years to 20 years.  Amortization expense for the six-month periods ended September 27, 2013 and September 28, 2012 was $509,000 and $583,000, respectively.

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

Assuming no impairment to the intangible value, future amortization expense for intangible assets and patents, excluding patents pending, are as follows by fiscal year (in thousands):

Intangible Assets and Patents

Remainder of 2014	$518
2015	445
2016	462
2017	315
2018	317
2019 & after	575
Total	$2,632

Patent pending costs of $672,000 are not included in the future amortization chart above.  These costs will be amortized beginning the month the patents are granted.

Note 5.  Debt

Total outstanding debt of the Company as of September 27, 2013 and March 31, 2013 consisted of the following (in thousands):

	September 27, 2013	March 31, 2013
Bank term loan	$500	$667
Bank line of credit	1,251	--
MEDC/MSF loans	654	930
Partners for Growth (PFG) loan, net of debt discount	1,775	2,036
Capital leases	47	--
Total	$4,227	$3,633

Bank Debt
On January 31, 2012, the Company entered into a loan and security agreement (and such other documents which constitute the SVB Loan Agreement) with Silicon Valley Bank (SVB) and terminated its prior loan agreement with PrivateBank and Trust Company (PrivateBank) by paying off the outstanding balances under the PrivateBank loan agreement.  Subsequent to the initial SVB Loan Agreement, there have been three amendments that have modified the covenants, allowed for the acquisition of substantially all of the operating assets of Silonex Inc. (Silonex) and allowed for the grant to Partners for Growth III, L.P. (PFG) of a subordinated security interest in the Company’s collateral.  The terms of the SVB Loan Agreement, as amended, provide for a $5.0 million line of credit with a $3.0 million Export-Import (EX-IM) sublimit at an interest rate that ranges from prime plus 50 basis points on up to prime plus 400 basis points depending on a liquidity ratio and adjusted three month rolling EBITDA as defined in the SVB Loan Agreement.   The SVB Loan Agreement, as amended, contains a covenant for a minimum rolling three month adjusted EBITDA, measured monthly, and a minimum liquidity ratio of 2.25 to 1.00.  The current adjusted EBITDA covenant allows for a negative adjusted EBITDA of $750,000 for each month during the period from January to June 2013, negative adjusted EBITDA of $300,000 for each month during the period July through October 2013, adjusted EBITDA of $1 for each month during the period November 2013 through February 2014, and adjusted EBITDA of $100,000 thereafter, subject to reset based on mutual agreement once a fiscal year 2015 budget is submitted to the lenders.  The amount that can be drawn on the line of credit is subject to a formula based on our outstanding receivables and inventory.   In addition, the SVB Loan Agreement, as amended, provided for a $1.0 million term loan with principal payable over three years in equal monthly installments and interest at a rate ranging from prime plus 100 basis points to prime plus 450 basis points dependent on the Company’s liquidity ratio and adjusted three month rolling EBITDA as defined in the SVB Loan Agreement. Under the SVB Loan Agreement, the Company may prepay all, but not less than all, of the term loan by paying a prepayment premium equal to (i) 1.00% of the amount outstanding if prepayment occurs before the first anniversary of the term loan; (ii) 0.50% of the amount outstanding if prepayment occurs after the first, but before the second anniversary of the term loan; and (iii) 0.25% of the amount outstanding if prepayment occurs after the second anniversary of the term loan.  In addition, if the term loan becomes due and payable because of the occurrence and continuance of an Event of Default (as defined in the SVB Loan Agreement), API will be required to pay a termination fee equal to 1.00% of the amount outstanding.  The interest rates on the SVB term loan and line of credit as of September 27, 2013 were 4.25% and 3.75%, respectively. The Company had $1,251,000 outstanding on the SVB line of credit with approximately $2.1 million in additional borrowing capacity as of September 27, 2013 prior to liquidity covenant restrictions.

The EX-IM line of credit with SVB is guaranteed by the Company and its subsidiaries and all borrowings under the SVB Loan Agreement are secured by a first priority security interest granted to SVB over substantially all of the Company’s respective assets.  As of September 27, 2013, the Company is and expects to remain in compliance with the related liquidity and adjusted EBITDA covenant with SVB. The SVB term loan expires in March 2015 and the line of credit expires in January 2014, but can be extended each anniversary date by mutual consent.

Total interest payments made to the Company’s bank lenders during the six months ended September 27, 2013 and September 28, 2012 were $36,000 and $30,000, respectively.  Total interest payments made to the Company’s bank lenders during the three months ended September 27, 2013 and September 28, 2012 were $25,000 and $14,000, respectively

MEDC/MSF Loans
The Michigan Economic Development Corporation (MEDC) entered into two unsecured loan agreements with the Company’s subsidiary Picometrix: one in fiscal 2005 (MEDC-loan 1) and one in fiscal 2006 (MEDC-loan 2) for a total initial principal amount of $2.2 million.  Both loans have been modified as to the interest rate and principal repayment terms in prior years.  Currently both loans have an interest rate of 4% and the maturity dates on MEDC-loan 1 and on MEDC-loan 2 are December 1, 2014 and October 1, 2014, respectively. Effective November 6, 2013 , the Company and the Michigan Economic Development Corporation agreed to defer principal payments on their two loans until maturity of the debts in the third quarter of fiscal 2015 in exchange for an increase in the annual interest from 4% to 5% and a 15% default rate of interest, similar to the default rate granted SVB.  This means that monthly principal payments which averaged approximately $46,000 per month in the first six months of fiscal 2014 would now be deferred until maturity.

Interest payments made to the MEDC/MSF were $17,000 and $28,000 during the six months ended September 27, 2013 and September 28, 2012, respectively.  Interest payments made to the MEDC/MSF were $8,000 and $13,000 during the three months ended September 27, 2013 and September 28, 2012, respectively.

Partners for Growth Secured Debt
On February 8, 2013, the Company entered into a secured debt agreement with PFG that is subordinated to SVB’s senior secured position (the PFG Loan Agreement).  In conjunction with this transaction, API executed a second amendment to the SVB loan to allow PFG a subordinated position and to adjust the previous covenant levels.  On February 14, 2013, pursuant to the terms of the PFG Loan Agreement, the Company received $2.5 million in cash and was obligated to make monthly principal and interest payments beginning in March 2013 for 42 months at an interest rate of 11.75%.  Consistent with a second amendment to the SVB Loan Agreement, the PFG Loan Agreement provided for a minimum rolling three month adjusted EBITDA covenant, measured monthly, on a go forward basis and a minimum liquidity ratio of 2.25 to 1.00.  The new adjusted EBITDA covenant begins at a negative adjusted EBITDA of $750,000 for each month during the period February to June 2013, negative adjusted EBITDA of $300,000 for each month during the period July through October 2013, adjusted EBITDA of $1 for each month during the period November 2013 through February 2014, and adjusted EBITDA of $100,000 thereafter, subject to reset based on mutual agreement once a fiscal year 2015 budget is submitted to the lenders.

As part of the consideration for the loan, the Company granted PFG and certain of its affiliates warrants to purchase up to 1,195,000 shares of Class A Common Stock with 995,000 of the shares issuable at $0.50 per share, and the remaining 200,000 shares issuable at a $1.00 strike price.  In the event that the Company achieves at least $32,600,000 in sales and $412,000 in EBITDA during the fiscal year ending March 31, 2014, the warrant agreements (the PFG Warrant Agreements) provide that an aggregate of 100,000 of the $0.50 warrants and an aggregate of 100,000 of the $1.00 warrants will be cancelled.  The PFG Warrant Agreements also include a net exercise provision pursuant to which the warrant holders would receive the number of shares equal to (i) the product of (A) the number of warrants exercised multiplied by (B) the difference between (1) the fair market value of a share of Class A Common Stock (with fair value generally being equal to the highest closing price of our Class A Common Stock during the 45 consecutive trading days prior to the date of exercise) and (2) the strike price of the warrant, (ii) divided by the fair market value of a share of Class A Common Stock.  In addition, in the event the Company is acquired, liquidates, conducts a public offering, or the warrants expire, each warrant holder will have the right to “put” its warrants to the Company in exchange for a per share cash payment that varies with the number of shares issuable under each warrant, but in the aggregate will not exceed $250,000. The Company determined the fair value of the warrant as of the issuance date to be $434,000.  Pursuant to the accounting literature, a debt discount and a warrant liability were established as of the issuance date with the debt discount amortized over the life of the loan on an effective interest method.  As of September 27, 2013 and March 31, 2013, there was $308,000 and $405,000 respectively, in remaining unamortized debt discount offset against the PFG long term debt principal.  See Note 6 to the Condensed Consolidated Financial Statements for additional information on the PFG warrants.

Interest payments made to PFG during the three and six month periods ended September 27, 2013 were $66,000 and $138,000, respectively. No interest payments were made to PFG during the three and six month periods ended September 28, 2012.

Note 6.  Stockholders’ Equity

Warrants
At September 27, 2013 and March 31, 2013, the Company had the following warrants outstanding and exercisable which could be exchanged into shares of Class A Common Stock:

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

As described in Note 5, during February 2013, the Company issued warrants to PFG to purchase 1,195,000 shares of the Company’s Class A Common Stock.  The PFG warrants are exercisable over a five year period with 995,000 shares at a strike price of $0.50 per share and another 200,000 shares with a strike price of $1.00 per share.  The PFG warrant agreement contains a provision allowing the warrants to be put back to the Company under certain circumstances.  Given this feature, the fair values of the warrants are recorded as a liability with changes in values flowing through the Consolidated Statements of Operations.

For the three and six months ended September 27, 2013, the Company recorded income of $107,000 and expense of $89,000, respectively for the change in fair value of the warrant liability.  For the three and six months ended September 28, 2012, the Company recorded expense of $4,000 and income of $13,000 respectively.  The fair value of the warrant liability outstanding was approximately $381,000 and $292,000 as of September 27, 2013 and March 31, 2013, respectively.

The fair value of the warrant liability was estimated using the Monte Carlo option pricing model using the following assumptions:

	September 27, 2013		September 28, 2012
	PFG Warrants	2010 Warrants	2010 Warrants
Contractual term in years	4.4	2.2	3.2
Volatility	66.1%	72.6%	66.4%
Expected dividend	--	--	--
Risk-free interest rate	1.2%	0.4%	0.34%

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

The following chart represents the activity in the Company’s Level 3 warrants during the six months ended September 27, 2013 and the year ended March 31, 2013.

	Six months Ended September 27, 2013	Year Ended March 31, 2012
Level 3 Warrants, beginning of period	$292,000	$26,000
Addition – PFG Warrants, initial fair value	--	434,000
Change in fair value of warrant liability	89,000	(168,000)
Level 3 Warrants, end of period	$381,000	$292,000

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

Note 7. Earnings Per Share

The Company’s net earnings per share calculations are in accordance with FASB ASC 260-10.  Accordingly, basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares outstanding for each period.  The calculation of loss per share is as follows:

	Three months ended
Basic and Diluted	September 27, 2013	September 28, 2012
Weighted Average Basic Shares Outstanding	31,229,000	31,161,000
Dilutive effect of Stock Options and Warrants	--	--
Weighted Average Diluted Shares Outstanding	31,229,000	31,161,000
Net income (loss)	$(578,000)	$(1,287,000)
Basic and Diluted income (loss) per share	$(0.02)	$(0.04)

	Six months ended
Basic and Diluted	September 27, 2013	September 28, 2012
Weighted Average Basic Shares Outstanding	31,213,000	31,161,000
Dilutive effect of Stock Options and Warrants	--	--
Weighted Average Diluted Shares Outstanding	31,213,000	31,161,000
Net income (loss)	$(1,503,000)	$(2,280,000)
Basic and Diluted income (loss) per share	$(0.05)	$(0.07)

The dilutive effect of stock options and warrants for each of the periods was not included in the calculation of diluted loss per share because to do so would have had an anti-dilutive effect as the Company had a net loss for the period. As of September 27, 2013, the number of anti-dilutive shares excluded from diluted earnings per share totaled approximately 3.6 million shares, which includes 1,462,000 anti-dilutive warrants.

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

Silonex was part of a privately owned company, and prepared financial statements with multiple charge out of costs, intercompany sales and royalty arrangements that do not reflect the actual operation of the business as acquired.  Therefore the Company has considered it impractical to reconstruct a full Statement of Operations on a proforma basis for prior comparable periods.  Given certain assumptions on China sales which were done on a royalty basis, the Company has been able to estimate the total sales for the comparable three and six months of fiscal 2013 at approximately $930,000 and $1.8 million, respectively.  APC sales included in the Company’s results for the three month and six months of fiscal 2014 were $944,000 and $2.0 million, respectively.  APC net income included in the Company’s results for the three and six months of fiscal 2014 were 29,000 and 64,000, respectively.

Note 9.  Fair Value of Financial Instruments

The carrying value of all financial instruments potentially subject to valuation risk (principally consisting of cash equivalents, accounts receivable, and accounts payable) approximates the fair value based upon the short-term nature of these instruments.  In the case of MEDC/MSF, PFG, and bank debt, the carrying value approximates fair value based upon prevailing interest rates available to the Company for debt of similar nature and maturity.

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

Overview
API is a leading test and measurement company that packages optoelectronic semiconductors into high-speed optical receivers (HSOR products), custom optoelectronic subsystems (Optosolutions products) and Terahertz (THz products) instrumentation, serving a variety of global markets.  Our HSOR transmission products are deployed in the internet infrastructure to enable the high-speed bandwidth necessary to support video and data for your TV, computer, tablet or smart phone anytime and anywhere. Our communication test and measurement products (Comtest) are used to develop, manufacture and test optical communication equipment used in the telecom infrastructure. Our Optosolutions products are sold to a number of scientific instrumentation manufacturers for various applications such as metrology, currency validation, flame monitoring, solar panel quality, temperature sensing, particle detection, color sensing, infrared detection and many other applications that can only be done through optical sensing.  Our T-Gauge® systems are used to measure and verify physical properties on-line and in real-time to reduce raw materials  and rework costs in manufacturing processes as well as conduct quality control monitoring.  Our established and growing patented Terahertz technology has allowed us to expand from the laboratory market into the 24/7 industrial process and quality control manufacturing, military/aero, and security markets.

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

We predominantly sell directly to original equipment manufacturers with a direct sales force with limited sales through representatives, value added resellers (VAR’s) and distributors. Distributor and VAR sales represented approximately 9% of total revenue for the six months ended September 27, 2013.  Significant terms and conditions of distributor agreements include FOB source, net 30 days payment terms, with no return and limited exchange rights, and no price protection.  Since the product transfers title to the distributor at the time of shipment by us, the products are not considered inventory on consignment.

Revenue is also derived from technology research and development contracts. We recognize revenue from these contracts as services and/or materials are provided.

Impairment of Long-Lived Assets
As of September 27, 2013 and March 31, 2012, our consolidated balance sheets included $4.6 million in goodwill. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our business acquisitions.

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

We continue to meet the criteria of operating in a single reportable segment and having a single reporting unit.  We determine the fair value of our single reporting unit to be equal to our market capitalization plus a control premium.  Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of our Class A Common Stock over a 10-day period before and a 10-day period after each assessment date.  We use this 20-day duration to remove inherent market fluctuations that may affect any individual closing price.  We believe that the market capitalization alone does not fully capture the fair value of our business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of our business.  As such, in determining fair value, we add a control premium, which seeks to give effect to the increased consideration a potential acquirer would be required to pay in order to gain sufficient ownership to set policies, direct operations and make decisions.  Our valuation as of September 27, 2013 indicated there were no impairments of Goodwill as our market capitalization, as computed as described above was, even without a control premium added, in excess of the carrying value including Goodwill of $13.0 million.

As evidenced above, our stock price and control premium are significant factors in assessing our fair value for purposes of the goodwill impairment assessment. The stock price can be affected by, among other things, changes in industry or market conditions, changes in our results of operations, and changes in our forecasts or market expectations relating to future results. The stock price has fluctuated from a high of $0.74 to a low of $0.42 on an intra-day basis during fiscal 2014.  The current macroeconomic environment continues to be challenging and we cannot be certain of the duration of these conditions and their potential impact on our stock price performance. If our market capitalization falls below the current carrying value for a sustained period, it is reasonably likely that an intangible and goodwill impairment assessment would be necessary and a non-cash charge to operating income may be recorded.

The carrying value of other long-lived assets, including amortizable intangibles, leasehold improvements, and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset (asset group) are less than the carrying value of the asset (asset group). The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset, or group of assets used in conjunction with the specific asset or assets, in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset, or asset group, over its then estimated fair value. As a result of the prior year operating loss, we performed an impairment evaluation as of the end of fiscal 2013 that contained projected undiscounted cash flows of the Picometrix subsidiary as this accounts for a vast majority of the amortizing intangibles, leasehold improvements and equipment subject to the impairment test.  Given the shared nature of the manufacturing process for the photodiodes, which are essential for all products sold out of Picometrix, we have determined the lowest level of cash flows to be the Picometrix subsidiary.  The impairment analysis involved forecasting future undiscounted cash flows of the Picometrix group of assets over the estimated useful life of the primary asset of the group.   After performing this first step analysis, we concluded that as of March 31, 2013 there were no impairments indicated based upon the expected overall growth in the 100 Gigabyte (100G) market and our restored ability to service this growth given the resolution of supply chain constraints.  Given the performance in the first half of fiscal 2014 relative to these projections, we continue to conclude there is no impairment.  Further, our Terahertz products have been cost reduced to a point where they have become a competitive green alternative to the nuclear gauges used to control certain continuous manufacturing processes.  We believe that we are nearing a point of significant growth in the adoption of this disruptive technology which further increases the expected future cash flows of the group.

Deferred Tax Asset Valuation Allowance
We record deferred income taxes for the future tax consequences of events that were recognized in our financial statements or tax returns. We record a valuation allowance against deferred tax assets when, in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future.  Consistent with the 2013 Form 10-K, we have continued a full valuation allowance on our net Deferred Tax Assets as of September 27, 2013

Inventories
Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (on a first in–first out basis) or market. Slow moving and obsolete inventories are reviewed throughout the year to assess whether a cost adjustment is required. Our review of slow moving and obsolete inventory begins with a listing of all inventory items which have not moved regularly within the past 12 months.  In addition, any residual inventory, which is customer specific and remaining on hand at the time of contract completion, is included in the list. The complete list of slow moving and obsolete inventory is then reviewed by the production, engineering and/or purchasing departments to identify items that can be utilized in the near future. These items are then excluded from the analysis and the remaining amount of slow-moving and obsolete inventory is then further assessed and a write down is recorded when warranted. Additionally, non-cancelable open purchase orders for parts we are obligated to purchase where demand has been reduced may also be written down. Impairments for open purchase orders where the market price is lower than the purchase order price are also recorded. The impairments established for excess, slow moving, and obsolete inventory create a new cost basis for those items.  The cost basis of these parts is not subsequently increased if the circumstances which led to the impairment change in the future.  If a product that had previously been impaired is subsequently sold, the amount of reduced cost basis is reflected as cost of products sold.

Warrant Valuations
We have warrants outstanding exercisable into 1,462,196 shares of Series A Common Stock with an estimated fair value of $381,000 as of September 27, 2013.  We compute the fair value of the warrants using the Monte Carlo model, which is generally a preferred model when instruments contain non-standard features.  When a warrant may have different share exercise assumptions such as those issued in February 2013 to Partners for Growth III, L.P. and affiliates, we weigh various values based on the estimated probability of each outcome as of the valuation date.  The value derived from the model is therefore sensitive to changes in our weighting and also changes in the inputs regarding the current stock price, the contractual term, volatility, risk free interest rates and expected dividend rate.

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

	Three months ended				Six months ended
Revenues	September 27, 2013		September 28, 2012		September 27, 2013		September 28, 2012
Test and Measurement	$4,681	62%	$3,291	59%	$9,120	63%	$6,910	59%
Telecommunications	1,696	23%	983	17%	2,952	20%	2,080	17%
Military/Aerospace	711	9%	1,056	19%	1,758	12%	2,361	20%
Medical	448	6%	256	5%	784	5%	451	4%
Homeland Security	0	0%	0	0%	0	0%	0	0%
Total Revenues	$7,536	100%	$5,586	100%	$14,614	100%	$11,802	100%

Our revenues for the quarter ended September 27, 2013 were $7.5 million, an increase of 35% (or $1.9 million) from revenues of $5.6 million for the quarter ended September 28, 2012.  On a year to date basis, our revenues were $14.6 million, an increase of $2.8 million or 24% from revenues of $11.8 million for the six months ended September 28, 2012.  Sequentially, revenues increased 6% or $458,000 from the quarter ended June 28, 2013.  We experienced revenue increases in three of five markets for the quarter and six months ending September 27, 2013 compared to the prior year period.

The Test and Measurement market revenue was approximately $4.7 million and $9.1 million in the second quarter and first half of fiscal 2014, an increase of $1.4 million and $2.2 million over the related prior year periods.  A significant portion of the growth was attributable to the March 2013 acquisition of the Silonex net operating assets by our newly formed Canadian subsidiary, Advanced Photonix Canada, Inc. (APC) as revenues were $945,000 and $2.0 million in the second quarter and first half of fiscal 2014, respectively.  In addition, we saw improvements in our Comtest product sales as well as our Optosolutions products.  Sequentially, revenue increased approximately 5%, or $242,000, from the first quarter of fiscal 2014 on the strength of Comtest product sales.  Several telecommunication original equipment manufacturers (OEM’s) have begun using our Comtest products to incorporate into their own manufacturing test equipment causing a near term rise in demand.   This is in addition to the traditional test and measurement OEM’s that have introduced or plan to introduce new products for high speed applications.

Telecommunications revenues in the second quarter and first half of fiscal 2014 were $1.7 million and $3.0 million, respectively, an increase of 73% and 42% respectively from the prior year periods.  The higher revenue was primarily due to the resolution of supply constraints in our 100G line side products and timing of orders and revenue on 40G line side products.  Telecommunications revenue on a consecutive quarterly basis increased 35%, or $440,000, from the first quarter of fiscal 2014.  We have seen several carriers shift their capital spend to increase their bandwidth on their optical networks which has improved both 40G and 100G sales.  As we look forward, we expect the growth to shift to 100G sales given the many advantages of coherent technology over prior long haul transmission protocols.

Military/Aerospace market revenues in the second quarter and first half of fiscal 2014 were $711,000 and $1.8 million respectively, a decrease of 33%  from the comparable prior year second quarter and a 26% decrease over the prior year first half.  Terahertz development programs for the F-35 program have wound down since last year causing most of these quarterly and year to date decreases.  Revenues decreased by $336,000 (or 32%) from the first quarter of fiscal 2014.  The sequential decline is due to the timing of orders and shipments for several Optosolutions military programs which we believe stems from government sequestration affecting defense expenditures.

Medical market revenues in the second quarter and first half of fiscal 2014 were $448,000, and $784,000 respectively, a $192,000 and $333,000 increase from the prior year periods.  These improvements in revenue are mainly due to the timing of shipments related to one customer.

Homeland Security revenues were zero for all comparable periods.  Any future revenues will be dependent on placement of our product on the US government’s qualified products list.

Overall, we would reiterate our previous expectation for fiscal year 2014 revenues to grow by more than 35% provided the recent government shutdown and sequestration does not trigger businesses to slow their infrastructure spending and upcoming US budget negotiations do not delay certain government Terahertz contract awards that have been anticipated in our forecast.

Gross Profit
Gross profit for the second quarter of fiscal 2014 was $2.8 million compared to $2.0 million for the second quarter of fiscal 2013, an increase of $815,000 on a revenue improvement of $2.0 million.  Year to date gross profit was $5.7 million (39% of sales) up from $4.2 million (36% of sales) in the first half of fiscal 2013.  The higher gross profit dollars has been driven by the higher revenues from the APC acquisition, improving HSOR volumes, and cost reduction efforts.

Gross profit percentage was 37% for the second quarter of fiscal 2014 compared to 35% in the second quarter of fiscal 2013 and 41% in the first quarter of fiscal 2014.  The fiscal 2014 second quarter gross margin rate improved year over year given higher factory utilization and cost reduction efforts over the last year.  The rate declined sequentially given a shift in mix, as Terahertz revenues declined while HSOR revenues improved.

Operating Expenses
Total operating expenses for the quarter and first half of fiscal 2014 were $3.3 million and $6.8 million, an increase of $87,000 and $319,000 over the comparable fiscal 2013 periods completely due to the operating expenses assumed in the APC acquisition.  Total operating expenses for the second quarter of fiscal 2014 decreased by $118,000 when compared to the first quarter of fiscal 2014 given the reduction in engineering spend.

Research, Development and Engineering (RD&E) expenses decreased by $108,000 (or 8%) in the second quarter of fiscal 2014 compared to the second quarter of fiscal 2013 given lower headcount and outside contractor spend as we have completed several major projects.  RD&E expenses increased by $13,000 in the first half of fiscal 2014 relative to the first half of fiscal 2013 as engineering costs taken on as part of the APC acquisition have largely been offset by organic expense reductions in the base API business.

Sales and Marketing (S&M) expenses increased by $144,000 (or 29%) in the second quarter of fiscal 2014 compared to the prior year second quarter and increased $226,000 (or 23%) in the first half of fiscal 2014 versus the same period in fiscal 2013.  The increases were primarily attributable to overheads assumed from the APC acquisition and commissions paid on higher revenues.

General and Administrative (G&A) expenses increased $83,000 and $154,000 for the second quarter and first half of fiscal 2014 when compared to prior year periods.  The increase was primarily attributable to the overheads assumed in the APC acquisition and higher proxy legal expenses.

Amortization expense decreased $32,000 to $259,000 compared to the second quarter of fiscal 2013 expense of $291,000.  For the first half of fiscal 2014 versus fiscal 2013, the amortization expense declined by $74,000.  We utilize the cash flow amortization method on the majority of our intangible assets which means lower amortization as the assets near the end of their lives.

The non-cash expensing of stock option and restricted stock grants included in operating expenses was $39,000 and $66,000 for the three and six month period ended September 27, 2013 compared to $45,000 and $71,000 for the three and six month period ended September 28, 2012 as stock awards have been limited over the past year.

Other Income (Expense), net
Interest expense in the second quarter and first half of fiscal 2014 was $165,000 and $325,000 respectively.  This increase of $135,000 and $262,000 in expense relative to prior year periods is due to the increase in total debt associated with the PFG funding and the non-cash amortization of the debt discount related to the initial value of the warrants granted as part of the PFG funding.

The fair value of the warrant liability discussed in Note 6 is determined using a Monte Carlo option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent that the fair value of the warrant liability increases or decreases, we record an expense or income in our consolidated statements of operations. The income of $107,000 for the current quarter and expense of $89,000 for the six months ended September 27, 2013 are attributed to the change in fair value of the warrant liability driven primarily by the change in the stock price at quarter end.  This is in contrast to small changes in the three and six month periods of the prior year.

Net Loss
We realized a net loss for the second quarter of fiscal 2014 of $578,000 ($0.02 per share), as compared to a net loss of $1,287,000 ($0.04 per share) in the second quarter of fiscal 2013, a reduction in net loss of $709,000.  Year to date we realized a net loss of $1,503,000 in fiscal 2014 relative to a net loss of $2,280,000 in fiscal 2013.  This decrease in net loss for the fiscal 2014 second quarter and six months is primarily attributable to the improving sales and related gross profit.

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

Liquidity and Capital Resources

At September 27, 2013, we had cash and cash equivalents of $371,000, a decrease of $248,000 from the March 31, 2013 balance.  The lower balance for the six month period is attributable to cash used in operating activities of $475,000, cash used in investing activities of $220,000, and cash provided in financing activities of $447,000.  We had approximately $2.1 million in additional borrowing capacity with SVB as of September 27, 2013 prior to liquidity covenant restrictions as discussed in Note 5 to the financial statements.

Operating Activities
The decrease of $475,000 in cash resulting from operating activities for the six months ended September 27, 2013 was split between net cash used in operations of $276,000 and a $199,000 increase in net working capital.  A higher level of sales has driven the need for higher inventory and accounts receivable levels.  Cash used in operations of $276,000 resulted from the net loss of $1,503,000 less non-cash charges of $1,227,000 in depreciation, amortization, stock-based compensation and change in fair value of the warrant liability.

Investing Activities
For the six months ended September 27, 2013, we used $220,000 in investing activities comprised of capital expenditures of $93,000 and patent expenditures of $127,000.

Financing Activities
For the six months ended September 27, 2013, $447,000 in cash was provided in financing activities, as repayments of principal on outstanding term loans and MEDC were more than offset by draws on the SVB line of credit.  On November 6, 2013, we signed amendments to the loan agreements with the Michigan Economic Development Corporation to defer principal payments on their two loans until the maturity date in the third quarter of our fiscal 2015 in exchange for an increase in the annual interest from 4% to 5% and a 15% default rate of interest, which is similar to what was granted to SVB.  This means that monthly principal payments which averaged approximately $46,000 per month in the first six months of fiscal 2014 would now be deferred until maturity.

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

Based on the most recent SVB and PFG covenants, the deferral of principal payments with MEDC, expected cash flow from operations, and the current SVB line of credit, we believe that our existing cash and cash equivalents will be sufficient for the next twelve months. Positive cash flow from operations is highly dependent on increasing revenue levels.  We have had and may continue to experience supply limitations that could hamper our ability to achieve the levels of HSOR revenue and the related gross margin previously enjoyed.  We may therefore need additional financing to fund our operations in the future and there can be no assurance that additional funds will be available, especially if we experience operating results below expectations, or, if financing is available, there can be no assurance as to the terms on which funds might be available. If adequate financing is not available as required, or is not available on favorable terms, our business, financial position and results of operations will be adversely affected.

Recent Pronouncements and Accounting Changes
None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At September 27, 2013, most of our interest rate exposure is on our bank debt which is linked to the prime rate, subject to certain limitations, offset by cash which could be invested in short term instruments. As such, we are at risk to the extent of the spread between these two types of instruments.  We do not believe that moderate changes in the prime rate will materially affect our operating results or financial condition.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 27, 2013 that has materially affected or is reasonably likely to materially affect our internal controls.

Part II — OTHER INFORMATION

Item 1.           Legal Proceedings

The information regarding litigation proceedings described in our Annual Report on Form 10-K for the year ended March 31, 2013 is incorporated herein by reference.

Item 1A.        Risk Factors

The Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 includes a detailed discussion of its risk factors. This 10-Q should be read in conjunction with the risk factors and information disclosed in the Company’s Annual Report on Form 10-K.
There has been no material changes in our risk factors from those disclosed in the 2013 Form 10-K except for the following:

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

November 12, 2013

/s/ Richard Kurtz
Richard Kurtz
Chief Executive Officer, President
and Director

/s/ Jeff Anderson
Jeff Anderson
Chief Financial Officer