Form 10-Q
period 2013-12-27
ADVANCED PHOTONIX INC
filed 2014-02-10
CIK 869986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2013
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
        YES ☑             NO 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
       YES ☑             NO 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer                                                                                            Accelerated filer 
Non-accelerated filer   (Do not check if a smaller reporting company)          Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
       YES                                     NO ☑

As of February 3, 2014, there were 31,240,740 shares of Class A Common Stock, $.001 par value, outstanding.

Advanced Photonix, Inc.
Form 10-Q
For the Quarter Ended December 27, 2013

PART I -- FINANCIAL INFORMATION
Item 1.    Condensed Consolidated Financial Statements

Advanced Photonix, Inc.
Condensed Consolidated Balance Sheets

	December 27, 2013 (Unaudited)	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$116,000	$619,000
Receivables, net	5,377,000	4,988,000
Inventories	4,664,000	3,905,000
Prepaid expenses and other current assets	565,000	795,000
Total current assets	10,722,000	10,307,000
Equipment and leasehold improvements, net	2,309,000	3,415,000
Goodwill	4,579,000	4,579,000
Intangibles and patents, net	3,094,000	3,686,000
Other assets	151,000	229,000
Total Assets	$20,855,000	$22,216,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,627,000	$1,829,000
Accrued compensation	991,000	729,000
Accrued subcontracting costs	357,000	427,000
Other accrued expenses	1,067,000	871,000
Current portion of long-term debt, PFG, net discount of $262,000 and $0, respectively	1,642,000	714,000
Current portion of long-term debt – MEDC/MSF	654,000	553,000
Current portion of capital lease	8,000	--
Current portion of long-term debt - bank line of credit	1,128,000	--
Current portion of long-term debt - bank term loan	417,000	333,000
Total current liabilities	8,891,000	5,456,000
Long-term debt, less current portion – PFG, net discount of $0 and $405,000, respectively	--	1,322,000
Long-term debt, less current portion – MEDC/MSF	--	377,000
Long-term debt, capital lease	37,000	--
Long-term debt, less current portion – bank term loan	--	334,000
Warrant liability	505,000	292,000
Total liabilities	9,433,000	7,781,000

Commitments and contingencies Shareholders' equity:
Class A Common Stock, $.001 par value, 100,000,000 authorized; December 27, 2013 – 31,240,740 shares issued and outstanding, March 31, 2013 – 31,158,347 shares issued and outstanding	31,000	31,000
Additional paid-in capital	58,724,000	58,616,000
Accumulated deficit	(47,333,000)	(44,212,000)
Total shareholders' equity	11,422,000	14,435,000
Total Liabilities and Shareholders’ Equity	$20,855,000	$22,216,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Sales, net	$7,450,000	$5,834,000	$22,064,000	$17,636,000
Cost of products sold	5,562,000	3,381,000	14,460,000	10,965,000
Gross profit	1,888,000	2,453,000	7,604,000	6,671,000

Operating expenses:
Research, development and engineering	1,164,000	1,558,000	3,890,000	4,271,000
Sales and marketing	640,000	527,000	1,867,000	1,528,000
General and administrative	1,135,000	1,087,000	3,461,000	3,259,000
Amortization expense	260,000	293,000	769,000	876,000
Total operating expenses	3,199,000	3,465,000	9,987,000	9,934,000
Loss from operations	(1,311,000)	(1,012,000)	(2,383,000)	(3,263,000)

Other income (expense):
Interest income	1,000	7,000	1,000	7,000
Interest expense	(154,000)	(34,000)	(479,000)	(97,000)
Change in fair value of warrant liability	(124,000)	13,000	(213,000)	26,000
Other income (loss)	(30,000)	--	(47,000)	22,000
Total other expense	(307,000)	(14,000)	(738,000)	(42,000)
Loss before benefit for income taxes	(1,618,000)	(1,026,000)	(3,121,000)	(3,305,000)

Benefit for income taxes	--	--	--	--
Net loss	$(1,618,000)	$(1,026,000)	$(3,121,000)	$(3,305,000)

Basic & diluted loss per share	$(0.05)	$(0.03)	$(0.10)	$(0.11)
Weighted average common shares outstanding
Basic & diluted	31,243,000	31,161,000	31,223,000	31,161,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	December 27, 2013	December 28, 2012
Cash flows from operating activities:
Net loss	$(3,121,000)	$(3,305,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,297,000	583,000
Amortization of intangible assets	769,000	876,000
Amortization of debt discount	143,000	--
Stock based compensation expense	110,000	124,000
Change in fair value of warrant liability	213,000	(26,000)
Changes in operating assets and liabilities:
Accounts receivable – net	(389,000)	769,000
Inventories	(759,000)	(108,000)
Prepaid expenses and other assets	291,000	(212,000)
Accounts payable and accrued expenses	1,186,000	170,000
Net cash used in operating activities	(260,000)	(1,129,000)

Cash flows from investing activities:
Capital expenditures	(109,000)	(316,000)
Patent expenditures	(176,000)	(98,000)
Net cash used in investing activities	(285,000)	(414,000)

Cash flows from financing activities:
Payments on bank term loan	(250,000)	(250,000)
Net proceeds (payments) on bank line of credit	1,128,000	(500,000)
Payments on MEDC/MSF term loans	(276,000)	(397,000)
Payments on PFG term loan	(537,000)	--
Payments on capital lease	(21,000)	--
Taxes paid on net share settlement	(3,000)	--
Proceeds from exercise of stock options	1,000	--
Net cash provided (used in) by financing activities	42,000	(1,147,000)
Net decrease in cash and cash equivalents	(503,000)	(2,690,000)
Cash and cash equivalents at beginning of period	619,000	3,249,000
Cash and cash equivalents at end of period	$116,000	$559,000

Supplemental disclosure of cash flow information:	December 27, 2013	December 28, 2012
Cash paid for interest	$283,000	$81,000
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment through capital lease	$82,000	$--
See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.
Notes to Condensed Consolidated Financial Statements
December 27, 2013

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries (Silicon Sensors Inc. Picometrix®, LLC, and Advanced Photonix Canada, Inc.). The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).  All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included.  Operating results for the nine-month period ended December 27, 2013 are not necessarily indicative of the results that may be expected for the balance of the fiscal year ending March 31, 2014.

These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed with the SEC on July 1, 2013.

Note 2.  Stock Based Compensation

The Company has three stock equity plans:  The 1997 Employee Stock Option Plan, the 2000 Stock Option Plan and the 2007 Equity Incentive Plan.  As of December 27, 2013, no additional awards may be issued under either the 1997 Employee Stock Option Plan or the 2000 Stock Option Plan.  There are 2,500,000 shares authorized for issuance under the 2007 Equity Incentive Plan, with 197,095 shares remaining available for future grant.

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

The following table summarizes information regarding options outstanding and options exercisable at each of the quarterly periods through the nine months ended December 28, 2012 and December 27, 2013, respectively, and the changes during the periods then ended:
	Number of Options Outstanding (000’s)	Weighted Average Exercise Price per Share	Number of Shares Exercisable (000’s)	Weighted Average Exercise Price per Share
Balance as of March 31, 2012	2,267	$1.75	1,994	$1.88
Granted	125	$0.63
Exercised	(5)	$0.44
Expired or forfeited	(5)	$0.44
Balance as of June 29, 2012	2,382	$1.69	2,023	$1.86
Granted	67	$0.62
Exercised	--	$0.00
Expired or forfeited	(11)	$2.26
Balance as of September 28, 2012	2,438	$1.66	2,058	$1.83
Granted	--	$--
Exercised	--	$--
Expired or forfeited	(31)	$1.19
Balance as of December 28, 2012	2,407	$1.67	2,085	$1.81

	Number of Options Outstanding (000’s)	Weighted Average Exercise Price per Share	Number of Shares Exercisable (000’s)	Weighted Average Exercise Price per Share
Balance as of March 31, 2013	2,392	$1.66	2,142	$1.76
Granted	24	$0.48
Exercised	--	$--
Expired or forfeited	(114)	$1.03
Balance as of June 28, 2013	2,302	$1.68	2,099	$1.76
Granted	--	$--
Exercised	(4)	$0.44
Expired or forfeited	(19)	$1.80
Balance as of September 27, 2013	2,279	$1.68	2,117	$1.75
Granted	--	$--
Exercised	--	$--
Expired or forfeited	(12)	$0.63
Balance as of December 27, 2013	2,267	$1.69	2,112	$1.75
Vested & expected to Vest, December 27, 2013	2,224	$1.70

Information regarding stock options outstanding as of December 27, 2013 is as follows:

	Options Outstanding
Price Range	Shares (in 000s)	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.44 - $1.25	537	$ 0.70	7.66
$1.26 - $2.50	1,440	$ 1.82	3.31
$2.51 - $5.34	290	$ 2.84	1.45

	Options Exercisable
Price Range	Shares (in 000s)	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.44 - $1.25	382	$ 0.70	7.48
$1.26 - $2.50	1,440	$ 1.82	3.31
$2.51 - $5.34	290	$ 2.84	1.45

The intrinsic value of options exercised during each of the three and nine month periods ended December 27, 2013 was zero and $600, respectively.  The intrinsic value of options exercised during the three and nine month periods ended December 28, 2012 was zero and $1,100, respectively.

During the third quarter of fiscal 2013, no restricted shares were issued.  There were no restricted shares issued during the third quarter of fiscal 2014.  The restricted share transactions are summarized below:

	Shares (000’s)	Weighted Average Grant Date Fair Value Per Share
Unvested, March 31, 2012	246	$0.84
Granted	--	$--
Vested	--	$--
Expired or forfeited	--	$--
Unvested, June 29, 2012	246	$0.84
Granted	--	$--
Vested	(76)	$0.82
Expired or forfeited	--	$--
Unvested, September 28, 2012	170	$0.84
Granted	--	$--
Vested	--	$--
Expired or forfeited	--	$--
Unvested, December 28, 2012	170	$0.84

	Shares (000’s)	Weighted Average Grant Date Fair Value Per Share
Unvested, March 31, 2013	128	$0.87
Granted	40	$0.48
Vested	--	$--
Expired or forfeited	(1)	$0.76
Unvested, June 28, 2013	167	$0.78
Granted	50	$0.66
Vested	(26)	$0.89
Expired or forfeited	(7)	$0.95
Unvested, September 27, 2013	184	$0.72
Granted	--	$--
Vested	(12)	$0.48
Expired or forfeited	(4)	$0.76
Unvested, December 27, 2013	168	$0.74

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

1.
The time period that option awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period.  The expected term assumption for awards issued during the nine month periods ended December 27, 2013 and December 28, 2012 was 6.3 years.

2.
The future volatility of the Company’s stock has been estimated based on the weekly stock price during the expected term to the date of the latest stock option grant. The expected volatility assumption for awards issued during the nine month periods ended December 27, 2013 and December 28, 2012 averaged 68% and 67%, respectively.

3.
A dividend yield of zero has been assumed for awards issued during nine month periods ended December 27, 2013 and December 28, 2012, based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.

4.
The Company has based its risk-free interest rate assumption for awards issued during the nine month periods ended December 27, 2013 and December 28, 2012 on the implied yield available on U.S. Treasury issues with an equivalent expected term, which averaged 1.1% and 0.8% during each of the respective periods.

5.
The forfeiture rate, for awards issued during the nine month periods ended December 27, 2013 and December 28, 2012, was 23% and 17%, respectively, and was based on the Company’s actual historical forfeiture history.

The Company’s stock-based compensation expense is classified in the table below:

	Three months ended		Nine months ended
	December 27, 2013	December 28, 2012	December 27, 2013	December 28, 2012
Cost of Products Sold	$1,000	$3,000	$5,000	$10,000
Research, development & engineering expense	4,000	12,000	16,000	35,000
General and Administrative expense	31,000	28,000	70,000	69,000
Sales and Marketing expense	4,000	3,000	19,000	10,000
Total Stock Based Compensation	$40,000	$46,000	$110,000	$124,000

At December 27, 2013, the total stock-based compensation expense related to unvested stock options and restricted shares granted to employees and independent directors under the Company’s stock option plans but not yet recognized was $117,000. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 1.2 years and will be adjusted for subsequent changes in estimated forfeitures.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  API has never experienced any losses related to these balances.  At December 27, 2013, there was no cash held in excess of federally insured limits.

Accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Any unanticipated change in the customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. As of December 27, 2013 two customers comprised 25% of accounts receivable.  As of March 31, 2013, one customer individually comprised 12% of accounts receivable.  The allowance for doubtful account balance was $23,000 on December 27, 2013 and $56,000 on March 31, 2013.

Note 4.  Detail of Certain Asset Accounts

Cash and Cash Equivalents - The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Inventories - Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (on a first in, first out method) or market. Inventories consist of the following at December 27, 2013 and March 31, 2013:

	December 27, 2013	March 31, 2013
Raw material	$3,117,000	$2,600,000
Work-in-process	932,000	782,000
Finished products	615,000	523,000
Inventories, net	$4,664,000	$3,905,000

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

Intangible Assets - Intangible assets that have definite lives consist of the following (dollars in thousands):

		December 27, 2013
	Weighted Average Lives in Years	Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net
Customer list	15	Straight Line	$190	$109	$81
Trademarks	15	Cash Flow	2,270	1,227	1,043
Technology	10	Cash Flow	10,950	10,491	459
Distribution Rights	7	Straight Line	148	18	130
Patents pending			717	--	717
Patents	10	Straight Line	1,078	414	664
Total Intangibles			$15,353	$12,259	$3,094

		March 31, 2013
	Weighted Average Lives in Years	Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net
Customer list	15	Straight Line	$190	$100	$90
Trademarks	15	Cash Flow	2,270	1,105	1,165
Technology	10	Cash Flow	10,950	9,946	1,004
Distribution Rights	7	Straight Line	148	2	146
Patents pending			672	--	672
Patents	10	Straight Line	946	337	609
Total Intangibles			$15,176	$11,490	$3,686

Amortization expense for the three-month periods ended December 27, 2013 and December 28, 2012 was $260,000 and $293,000, respectively.  The current patents held by the Company have remaining useful lives ranging from 2 years to 20 years.  Amortization expense for the nine-month periods ended December 27, 2013 and December 28, 2012 was $769,000 and $876,000, respectively.

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

Assuming no impairment to the intangible value, future amortization expense for intangible assets and patents, excluding patents pending, are as follows by fiscal year (in thousands):

Intangible Assets and Patents
Remainder of 2014	$260
2015	450
2016	467
2017	317
2018	317
2019 & after	566
Total	$2,377

Patent pending costs of $717,000 are not included in the future amortization chart above.  These costs will be amortized beginning the month the patents are granted.

Note 5.  Debt

Total outstanding debt of the Company as of December 27, 2013 and March 31, 2013 consisted of the following (in thousands):

	December 27, 2013	March 31, 2013
Bank term loan	$417	$667
Bank line of credit	1,128	--
MEDC/MSF loans	654	930
Partners for Growth (PFG) loan, net of debt discount	1,642	2,036
Capital leases	45	--
Total	$3,886	$3,633

Bank Debt
On January 31, 2012, the Company entered into a loan and security agreement (and such other documents which constitute the SVB Loan Agreement) with Silicon Valley Bank (SVB).  Subsequent to the initial SVB Loan Agreement, there have been four amendments that have modified the covenants, allowed for the acquisition of substantially all of the operating assets of Silonex, Inc. (Silonex), allowed for the grant to Partners for Growth III, L.P. (PFG) of a subordinated security interest in the Company’s collateral and extended the maturity date of the line of credit to March 31, 2014.  The terms of the SVB Loan Agreement, as amended, provide for a $5.0 million line of credit with a $3.0 million Export-Import (EX-IM) sublimit at an interest rate that ranges from prime plus 50 basis points on up to prime plus 400 basis points depending on a liquidity ratio and adjusted three month rolling EBITDA as defined in the SVB Loan Agreement.   The SVB Loan Agreement, as amended, contains a covenant for a minimum rolling three month adjusted EBITDA, measured monthly, and a minimum liquidity ratio of 2.25 to 1.00.  The current adjusted EBITDA covenant allows for a negative adjusted EBITDA of $750,000 for each month during the period from January to June 2013, negative adjusted EBITDA of $300,000 for each month during the period July through October 2013, adjusted EBITDA of $1 for each month during the period November 2013 through February 2014, and adjusted EBITDA of $100,000 thereafter, subject to reset based on mutual agreement once a fiscal year 2015 budget is submitted to the lenders.  The amount that can be drawn on the line of credit is subject to a formula based on our outstanding receivables and inventory.   In addition, the SVB Loan Agreement, as amended, provided for a $1.0 million term loan with principal payable over three years in equal monthly installments and interest at a rate ranging from prime plus 100 basis points to prime plus 450 basis points dependent on the Company’s liquidity ratio and adjusted three month rolling EBITDA as defined in the SVB Loan Agreement. Under the SVB Loan Agreement, the Company may prepay all, but not less than all, of the term loan by paying a prepayment premium equal to (i) 1.00% of the amount outstanding if prepayment occurs before the first anniversary of the term loan; (ii) 0.50% of the amount outstanding if prepayment occurs after the first, but before the second anniversary of the term loan; and (iii) 0.25% of the amount outstanding if prepayment occurs after the second anniversary of the term loan.  In addition, if the term loan becomes due and payable because of the occurrence and continuance of an Event of Default (as defined in the SVB Loan Agreement), API will be required to pay a termination fee equal to 1.00% of the amount outstanding.  The interest rates on the SVB term loan and line of credit as of December 27, 2013 were 6.0% and 5.5%, respectively. The Company had $1,128,000 outstanding on the SVB line of credit with approximately $2.3 million in additional borrowing capacity as of December 27, 2013 prior to liquidity covenant restrictions.  The EX-IM line of credit with SVB is guaranteed by the Company and its subsidiaries and all borrowings under the SVB Loan Agreement are secured by a first priority security interest granted to SVB over substantially all of the Company’s respective assets.

As of December 27, 2013, the Company was not in compliance with the adjusted EBITDA covenant of $1 for the three months ended December 27, 2013. This constitutes an event of default under the terms of our credit facility agreement which gave SVB the ability to proceed against the collateral provided under the provisions of the SVB Loan Agreement.  In addition and as described in greater detail below, unless the Company reaches an agreement with SVB to extend the term of the SVB line of credit, the outstanding balances under the SVB line of credit will become due and payable on March 31, 2014.

On February 10, 2014, the Company and SVB entered into a forbearance agreement under which SVB agreed not to proceed against the collateral through February 28, 2014 and raised the interest rate on the line of credit and existing term debt to 7.25% and 7.75% effective February 1, 2014.  This waiver did not amend or alter in any respect the terms and conditions of the agreement or any of the other loan documents, or constitute a waiver or release by SVB of any right, remedy or event of default under the agreement or any of the other loan documents, except to the extent expressly set forth in the forbearance agreement and the SVB loan agreement.  The Company believes the forbearance agreement will allow time for the parties to agree upon new covenants and to negotiate an extension of the term of the SVB line of credit.  There can be no assurance that the Company will be successful in negotiating new covenants and, because the forbearance agreement does not waive the current event of default, the failure to negotiate new covenants will adversely affect the Company’s business, financial position and results of operations and prevent the Company from making additional borrowings under the SVB line of credit. Given that the Company has not agreed with SVB on either the renewal of the line of credit or new covenants, the outstanding principal with SVB has been fully classified as a current liability.

As noted above, the outstanding balances under the SVB line of credit will become due and payable on March 31, 2014.  There can be no assurance that the Company will be successful in negotiating an extension of the term of the SVB line of credit.  If the term of the SVB line of credit is not extended beyond March 31, 2014, the Company may not have adequate resources available to pay off the outstanding balances thereunder, which as of January 31, 2014 totaled $2,240,000.  In addition to constituting an event of default under the terms of the SVB Loan Agreement, the failure to pay off all outstanding balances under the SVB line of credit when due will also constitute an event of default under the PFG Loan Agreement (as defined below), which in turn will entitle PFG to proceed against the collateral provided under the provisions of the PFG Loan Agreement, subject to any rights that SVB may have in that same collateral.

API anticipates that additional financing will be necessary to fund both the repayment of its existing indebtedness and the future growth of the business and is pursuing both strategic alternatives and financing options at this time.  There can be no assurance that additional financing will be available or the terms on which it might be available. If adequate financing is not available, or is not available on favorable terms, the Company’s business, financial position and results of operations will be adversely affected.

The SVB term loan expires in March 2015 and the line of credit expires on March 31, 2014 since on January 22, 2014, the parties mutually agreed to extend the line of credit expiration date.

Total interest payments made to the Company’s bank lenders during the nine months ended December 27, 2013 and December 28, 2012 were $57,000 and $43,000, respectively.  Total interest payments made to the Company’s bank lenders during the three months ended December 27, 2013 and December 28, 2012 were $21,000 and $13,000, respectively

MEDC/MSF Loans
The Michigan Economic Development Corporation (MEDC) entered into two unsecured loan agreements with the Company’s subsidiary Picometrix: one in fiscal 2005 (MEDC Loan 1) and one in fiscal 2006 (MEDC Loan 2) for a total initial principal amount of $2.2 million.  Both loans have been modified as to the interest rate and principal repayment terms in prior years.  MEDC Loan 2 was assigned to the Michigan Strategic Fund (MSF) on October 28, 2009 although the MEDC continues to provide administrative services for MSF in regards to the loan.  Effective November 6, 2013 , the Company and the MEDC agreed to defer principal payments on their two loans until maturity of the debts in the third quarter of fiscal 2015 in exchange for an increase in the annual interest from 4% to 5% and a 15% default rate of interest.  As of the end of the quarter, both loans have an interest rate of 5% and the maturity dates on MEDC Loan 1 and on MEDC Loan 2 are December 1, 2014 and November 1, 2014, respectively.  Prior to the amendment, the Company was making a monthly payment of $22,533 and $25,758 for principal and interest on MEDC Loan 1 and MEDC Loan 2 through their respective maturity dates. Given the amendment, the Company pays approximately $2,728 per month in interest with the principal due at maturity.

Interest payments made to the MEDC/MSF were $25,000 and $38,000 during the nine months ended December 27, 2013 and December 28, 2012, respectively.  Interest payments made to the MEDC/MSF were $8,000 and $10,000 during the three months ended December 27, 2013 and December 28, 2012, respectively.

Partners for Growth Secured Debt
On February 8, 2013, the Company entered into a secured debt agreement with PFG that is subordinated to SVB’s senior secured position (the PFG Loan Agreement).  In conjunction with this transaction, on February 8, 2013 API executed a second amendment to the SVB loan to allow PFG a subordinated position and to adjust the previous covenant levels.  On February 14, 2013, pursuant to the terms of the PFG Loan Agreement, the Company received $2.5 million in cash and was obligated to make monthly principal and interest payments beginning in March 2013 for 42 months at an interest rate of 11.75%.  Consistent with a second amendment to the SVB Loan Agreement, the PFG Loan Agreement provided for a minimum rolling three month adjusted EBITDA covenant, measured monthly, on a go forward basis and a minimum liquidity ratio of 2.25 to 1.00.  The new adjusted EBITDA covenant begins at a negative adjusted EBITDA of $750,000 for each month during the period February to June 2013, negative adjusted EBITDA of $300,000 for each month during the period July through October 2013, adjusted EBITDA of $1 for each month during the period November 2013 through February 2014, and adjusted EBITDA of $100,000 thereafter, subject to reset based on mutual agreement once a fiscal year 2015 budget is submitted to the lenders.

As of December 27, 2013, the Company was not in compliance with the adjusted EBITDA covenant of $1 for the three months ended December 27, 2013. This constitutes an event of default under the terms of the PFG Loan Agreement which gave PFG the ability to proceed against the collateral provided under the provisions of the PFG Loan Agreement, subject to any rights that SVB may have in that same collateral.  On February 10, 2014, the Company and PFG entered into a forbearance agreement under which PFG agreed not to proceed against the collateral through February 28, 2014.  This waiver did not amend or alter in any respect the terms and conditions of the agreement or any of the other loan documents, or constitute a waiver or release by PFG of any right, remedy or event of default under the agreement or any of the other loan documents, except to the extent expressly set forth in the forbearance agreement and the PFG Loan Agreement.  The Company believes the forbearance agreement will allow time for the parties to agree upon new covenants.

API anticipates that additional financing will be necessary to fund both the repayment of its existing indebtedness and the future growth of the business and is pursuing both strategic alternatives and financing options at this time.  There can be no assurance that additional financing will be available or the terms on which it might be available. If adequate financing is not available, or is not available on favorable terms, the Company’s business, financial position and results of operations will be adversely affected.

As part of the consideration for the loan, the Company granted PFG and certain of its affiliates warrants to purchase up to 1,195,000 shares of Class A Common Stock with 995,000 of the shares issuable at $0.50 per share, and the remaining 200,000 shares issuable at a $1.00 strike price.  In the event that the Company achieves at least $32,600,000 in sales and $412,000 in EBITDA during the fiscal year ending March 31, 2014, the warrant agreements (the PFG Warrant Agreements) provide that an aggregate of 100,000 of the $0.50 warrants and an aggregate of 100,000 of the $1.00 warrants will be cancelled.  The PFG Warrant Agreements also include a net exercise provision pursuant to which the warrant holders would receive the number of shares equal to (i) the product of (A) the number of warrants exercised multiplied by (B) the difference between (1) the fair market value of a share of Class A Common Stock (with fair value generally being equal to the highest closing price of our Class A Common Stock during the 45 consecutive trading days prior to the date of exercise) and (2) the strike price of the warrant, (ii) divided by the fair market value of a share of Class A Common Stock.  In addition, in the event the Company is acquired, liquidates, conducts a public offering, or the warrants expire, each warrant holder will have the right to “put” its warrants to the Company in exchange for a per share cash payment that varies with the number of shares issuable under each warrant, but in the aggregate will not exceed $250,000. The Company determined the fair value of the warrant as of the issuance date to be $434,000.  Pursuant to the accounting literature, a debt discount and a warrant liability were established as of the issuance date with the debt discount amortized over the life of the loan on an effective interest method.  As of December 27, 2013 and March 31, 2013, there was $262,000 and $405,000 respectively, in remaining unamortized debt discount offset against the PFG long term debt principal.  See Note 6 to the Condensed Consolidated Financial Statements for additional information on the PFG warrants.

Interest payments made to PFG during the three and nine month periods ended December 27, 2013 were $60,000 and $198,000, respectively.  No interest payments were made to PFG during the three and nine month periods ended December 28, 2012.

Note 6.  Stockholders’ Equity

Warrants
At December 27, 2013 and March 31, 2013, the Company had the following warrants outstanding and exercisable which could be exchanged into shares of Class A Common Stock:

	Shares (000’s)	Exercise Price
2010 Warrants	267	$1.376
PFG Warrants	995	$0.500
PFG Warrants	200	$1.000
Total	1,462

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

For the three and nine months ended December 27, 2013, the Company recorded expense of $124,000 and $213,000, respectively for the change in fair value of the warrant liability.  For the three and nine months ended December 28, 2012, the Company recorded income of $13,000 and $26,000 respectively.  The fair value of the warrant liability outstanding was approximately $505,000 and $292,000 as of December 27, 2013 and March 31, 2013, respectively.

The fair value of the warrant liability was estimated using the Monte Carlo option pricing model using the following assumptions:

	December 27, 2013		December 28, 2012
	PFG Warrants	2010 Warrants	2010 Warrants
Contractual term in years	4.1	1.9	2.9
Volatility	66.7%	71.1%	63.3%
Expected dividend	--	--	--
Risk-free interest rate	1.3%	0.4%	0.35%

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

The following chart represents the activity in the Company’s Level 3 warrants during the nine months ended December 27, 2013 and the year ended March 31, 2013.

	Nine months Ended December 27, 2013	Year Ended March 31, 2013
Level 3 Warrants, beginning of period	$292,000	$26,000
Addition – PFG Warrants, initial fair value	--	434,000
Change in fair value of warrant liability	213,000	(168,000)
Level 3 Warrants, end of period	$505,000	$292,000

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

Note 7. Earnings Per Share

The Company’s net earnings per share calculations are in accordance with FASB ASC 260-10.  Accordingly, basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares outstanding for each period.  The calculation of loss per share is as follows:

	Three months ended
Basic and Diluted	December 27, 2013	December 28, 2012
Weighted Average Basic Shares Outstanding	31,243,000	31,161,000
Dilutive effect of Stock Options and Warrants	--	--
Weighted Average Diluted Shares Outstanding	31,243,000	31,161,000
Net loss	$(1,618,000)	$(1,026,000)
Basic and Diluted loss per share	$(0.05)	$(0.03)

	Nine months ended
Basic and Diluted	December 27, 2013	December 28, 2012
Weighted Average Basic Shares Outstanding	31,223,000	31,161,000
Dilutive effect of Stock Options and Warrants	--	--
Weighted Average Diluted Shares Outstanding	31,223,000	31,161,000
Net loss	$(3,121,000)	$(3,305,000)
Basic and Diluted loss per share	$(0.10)	$(0.11)

The dilutive effect of stock options and warrants for each of the periods was not included in the calculation of diluted loss per share because to do so would have had an anti-dilutive effect as the Company had a net loss for the period. As of December 27, 2013, the number of anti-dilutive shares excluded from diluted earnings per share totaled approximately 3.6 million shares, which includes 1,462,000 anti-dilutive warrants.

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

Silonex was part of a privately owned company, and prepared financial statements with multiple charge out of costs, intercompany sales and royalty arrangements that do not reflect the actual operation of the business as acquired.  Therefore the Company has considered it impractical to reconstruct a full Statement of Operations on a proforma basis for prior comparable periods.  Given certain assumptions on China sales which were done on a royalty basis, the Company has been able to estimate the total sales for the comparable three and nine months of fiscal 2013 at approximately $867,000 and $2.6 million, respectively.  APC sales included in the Company’s results for the three month and nine months of fiscal 2014 were $840,000 and $2.8 million, respectively.  The APC results from operations included in the Company’s results for the three and nine months of fiscal 2014 were a net loss of $12,000 and a net profit of $52,000, respectively.

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

Note 10.  Restructuring

During the year, the Company made the decision to begin outsourcing the manufacturing of silicon photodiodes that are used in the Optosolutions production line to lower cost areas that were using larger production wafers.  This opportunity became apparent with the acquisition and integration of the net assets of Silonex and could achieve annual cost savings of $400,000 to $600,000 per year when fully implemented.  To prepare for the transition, an inventory level was built up and the fabrication assets idled during the quarter ended December 27, 2013.  API undertook a review of the alternative uses of the equipment and determined that an accelerated depreciation charge of approximately $608,000 was necessary in the quarter to state the net book value of the idled assets at amounts that could be obtained if the equipment was sold to independent third party buyers.  Employees affected by the shutdown of this manufacturing activity were provided severance of approximately $59,000 of which $44,000 was accrued in the current quarter and $15,000 in the quarter ended September 27, 2013.   The total restructuring costs of $652,000 and $667,000 are reflected in the cost of goods sold section of the Statement of Operations for the three months and nine months ended December 27, 2013.

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

Overview
API is a leading test and measurement company that packages optoelectronic semiconductors into high-speed optical receivers (HSOR products), custom optoelectronic subsystems (Optosolutions products) and Terahertz (THz products) instrumentation, serving a variety of global markets.  Our HSOR transmission products are deployed in the internet infrastructure to enable the high-speed bandwidth necessary to support video and data for your TV, computer, tablet or smart phone anytime and anywhere. Our communication test and measurement products (Comtest) are used to develop, manufacture and test optical communication equipment used in the telecom infrastructure. Our Optosolutions products are sold to a number of scientific instrumentation manufacturers for various applications such as metrology, currency validation, flame monitoring, solar panel quality, temperature sensing, particle detection, color sensing, infrared detection and many other applications that can only be done through optical sensing.  Our T-Gauge® systems are used to measure and verify physical properties on-line and in real-time to reduce raw materials  and rework costs in manufacturing processes as well as conduct quality control monitoring.  Our established and growing patented Terahertz technology has allowed us to expand from the laboratory market into the 24/7 industrial process and quality control manufacturing, military/aerospace, and security markets.

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

We predominantly sell directly to original equipment manufacturers with a direct sales force with limited sales through representatives, value added resellers (VAR’s) and distributors. Distributor and VAR sales represented approximately 9% of total revenue for the nine months ended December 27, 2013.  Significant terms and conditions of distributor agreements include FOB source, net 30 days payment terms, with no return and limited exchange rights, and no price protection.  Since the product transfers title to the distributor at the time of shipment by us, the products are not considered inventory on consignment.

Revenue is also derived from technology research and development contracts. We recognize revenue from these contracts as services and/or materials are provided.

Impairment of Long-Lived Assets
As of December 27, 2013 and March 31, 2012, our consolidated balance sheets included $4.6 million in goodwill. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our business acquisitions.

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

We continue to meet the criteria of operating in a single reportable segment and having a single reporting unit.  We determine the fair value of our single reporting unit to be equal to our market capitalization plus a control premium.  Market capitalization is determined by multiplying the shares outstanding on the assessment date by the average market price of our Class A Common Stock over a 10-day period before and a 10-day period after each assessment date.  We use this 20-day duration to remove inherent market fluctuations that may affect any individual closing price.  We believe that the market capitalization alone does not fully capture the fair value of our business as a whole, or the substantial value that an acquirer would obtain from its ability to obtain control of our business.  As such, in determining fair value, we add a control premium, which seeks to give effect to the increased consideration a potential acquirer would be required to pay in order to gain sufficient ownership to set policies, direct operations and make decisions.  Our valuation as of December 27, 2013 indicated there were no impairments of Goodwill as our market capitalization, as computed as described above was, even without a control premium added, in excess of the carrying value including Goodwill of $11.4 million.

As evidenced above, our stock price and control premium are significant factors in assessing our fair value for purposes of the goodwill impairment assessment. The stock price can be affected by, among other things, changes in industry or market conditions, changes in our results of operations, and changes in our forecasts or market expectations relating to future results. The stock price has fluctuated from a high of $0.88 to a low of $0.42 on an intra-day basis during fiscal 2014.  The current macroeconomic environment continues to be challenging and we cannot be certain of the duration of these conditions and their potential impact on our stock price performance. If our market capitalization falls below the current carrying value for a sustained period, it is reasonably likely that an intangible and goodwill impairment assessment would be necessary and a non-cash charge to operating income may be recorded.

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

Deferred Tax Asset Valuation Allowance
We record deferred income taxes for the future tax consequences of events that were recognized in our financial statements or tax returns. We record a valuation allowance against deferred tax assets when, in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future.  Consistent with the 2013 Form 10-K, we have continued a full valuation allowance on our net Deferred Tax Assets as of December 27, 2013

Inventories
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

Warrant Valuations
We have warrants outstanding exercisable into 1,462,196 shares of Series A Common Stock with an estimated fair value of $505,000 as of December 27, 2013.  We compute the fair value of the warrants using the Monte Carlo model, which is generally a preferred model when instruments contain non-standard features.  When a warrant may have different share exercise assumptions such as those issued in February 2013 to Partners for Growth III, L.P. and affiliates, we weigh various values based on the estimated probability of each outcome as of the valuation date.  The value derived from the model is therefore sensitive to changes in our weighting and also changes in the inputs regarding the current stock price, the contractual term, volatility, risk free interest rates and expected dividend rate.

RESULTS OF OPERATIONS

Revenues
We predominantly operate in one industry segment, consisting of light and radiation detection devices that we sell to multiple end market applications.  Prior to fiscal 2014, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, we had combined our telecommunication transmission product sales and communication test and measurement product sales (Comtest) as telecommunication revenue.  Going forward we have retroactively split this out so that the telecommunication revenue includes solely the transmission revenue.  We have included the Comtest product sales in a new category titled, Test and Measurement (T&M). In addition we have categorized the previous Industrial Market products as Test and Measurement since in practice they are used to test, verify or take measurements. Therefore, the new Test and Measurement market includes the Comtest products, the former Optosolutions Industrial products and the former Terahertz Industrial products.  The Homeland Security market has also been removed since there has been not been any significant revenues during the current and prior years.  The Military/Aerospace and Medical market definitions remain unchanged.   Revenues by market consisted of the following (in thousands):

	Three months ended				Nine months ended
Revenues	December 27, 2013		December 28, 2012		December 27, 2013		December 28, 2012
Test and Measurement	$5,191	70%	$3,555	61%	$14,311	65%	$10,465	59%
Telecommunications	1,692	22%	949	16%	4,645	21%	3,029	17%
Military/Aerospace	439	6%	1,090	19%	2,196	10%	3,451	20%
Medical	128	2%	240	4%	912	4%	691	4%
Total Revenues	$7,450	100%	$5,834	100%	$22,064	100%	$17,636	100%

Our revenues for the quarter ended December 27, 2013 were $7.5 million, an increase of 28% (or $1.6 million) from revenues of $5.8 million for the quarter ended December 28, 2012.  On a year to date basis, our revenues were $22.1 million, an increase of $4.4 million or 25% from revenues of $17.6 million for the nine months ended December 28, 2012.  Sequentially, revenues decreased 1% or $86,000 from the quarter ended September 27, 2013.  We experienced revenue increases in our T&M and Telecommunications markets for the quarter and three of four markets for the nine months ending December 27, 2013 compared to the prior year period.

The Test and Measurement market revenue was approximately $5.2 million and $14.3 million in the third quarter and first nine months of fiscal 2014, an increase of $1.6 million and $3.8 million over the related prior year periods.  A significant portion of the growth was attributable to the March 2013 acquisition of the Silonex net operating assets by our newly formed Canadian subsidiary, Advanced Photonix Canada, Inc. (APC) as revenues were $840,000 and $2.8 million in the third quarter and first nine months of fiscal 2014, respectively.  In addition, we saw improvements in our Comtest product sales as well.  Sequentially, revenue increased approximately 11%, or $510,000, from the second quarter of fiscal 2014 on the strength of Comtest product sales.  Several telecommunication original equipment manufacturers (OEM’s) have begun using our Comtest products to incorporate into their own manufacturing test equipment causing a near term rise in demand.   This is in addition to the traditional test and measurement OEM’s that have introduced or plan to introduce new products for high speed applications.

Telecommunications revenues in the third quarter and nine months of fiscal 2014 were $1.7 million and $4.6 million, respectively, an increase of 78% and 53% respectively from the prior year periods.  The higher revenue was primarily due to the resolution of supply constraints in our 100G line side products and timing of orders and revenue on 40G line side products.  Telecommunications revenue on a consecutive quarterly basis was flat given higher 100G sales were offset by lower 40G sales.  We have seen several carriers shift their capital spend to increase their bandwidth on their optical networks which has improved the outlook for 100G sales.  As we look forward, we expect this trend to continue given the many advantages of coherent technology over prior long haul transmission protocols.

Military/Aerospace market revenues in the third quarter and first nine months of fiscal 2014 were $439,000 and $2.2 million respectively, a decrease of 60%  from the comparable prior year third quarter and a 36% decrease over the prior year nine month activity.  Terahertz development programs for the F-35 program have wound down since last year and follow on contracts have been delayed.  This, combined with Optosolutions orders scheduled to ship in the third quarter which were pushed out, explains the decrease in revenue.  Revenues decreased by $273,000 (or 38%) from the second quarter of fiscal 2014.  The sequential decline is due to the delay of orders and shipments for several military programs which we believe stems from government sequestration affecting defense expenditures.

Medical market revenues in the third quarter and first nine months of fiscal 2014 were $128,000, and $912,000 respectively, a $112,000 decrease and a $221,000 increase from the prior year periods.  These fluctuations in revenue are mainly due to the timing of shipments related to one customer.

Given the pause in government spending experienced in the quarter that delayed expected Terahertz contract awards of $2.25 million and caused prime contractors to push out deliveries of previously scheduled orders which is expected to linger for most of another quarter, we revised our expectation for fiscal year 2014 revenues to grow by approximately 25% relative to the prior year.  The lower top line growth will require us to seek some additional capital to fund the expected future operations of the business and we are currently pursuing strategic alternatives and financing options.

Gross Profit
Gross profit for the third quarter of fiscal 2014 was $1.9 million compared to $2.5 million for the third quarter of fiscal 2013, a decrease of $565,000 on a revenue improvement of $1.6 million.  The results reflect a $608,000 accelerated depreciation charge taken due to the shutdown of the fab production on our silicon photodiodes used in the Optosolutions products.  Year to date gross profit was $7.6 million up from $6.7 million in the first nine months of fiscal 2013.  The higher gross profit dollars has been driven by the higher revenues from the APC acquisition and HSOR volumes, net the impact of the $608,000 in accelerated depreciation related to the fab shutdown.

Gross profit percentage was 25% for the third quarter of fiscal 2014 compared to 42% in the third quarter of fiscal 2013 and 37% in the second quarter of fiscal 2014.  The fiscal 2014 third quarter gross margin rate declined from last year given the non-cash accelerated depreciation charge of $608,000 and the shift away from Terahertz contract revenue given the completion of F-35 program deliverables.  The rate declined sequentially given lower absorption of the factory fixed costs with the decline in inventory and the non-cash depreciation charge.

Operating Expenses
Total operating expenses for the quarter and first nine months of fiscal 2014 were $3.2 million and $10.0 million, a decrease of $266,000 and an increase of $53,000 over the comparable fiscal 2013 periods.  With the acquisition of the net assets of Silonex, we brought on certain overheads that have increased our spend rate relative to last year.  This has been more than offset in the current quarter and almost offset for the first nine month of the year given headcount and expense reductions taken in other areas.  Total operating expenses for the third quarter of fiscal 2014 decreased by $136,000 when compared to the second quarter of fiscal 2014 given the reduction in contract and headcount engineering spend.

Research, Development and Engineering (RD&E) expenses decreased by $394,000 in the third quarter of fiscal 2014 compared to the third quarter of fiscal 2013 given lower headcount and outside contractor spend as we have completed several major projects.  RD&E expenses decreased by $381,000 in the first nine months of fiscal 2014 relative to the first nine months of fiscal 2013 as engineering costs taken on as part of the APC acquisition have been more than offset by organic expense reductions in the base API business.

Sales and Marketing (S&M) expenses increased by $113,000 (or 21%) in the third quarter of fiscal 2014 compared to the prior year third quarter and increased $339,000 (or 22%) in the first nine months of fiscal 2014 versus the same period in fiscal 2013.  The increases were primarily attributable to overheads assumed from the APC acquisition and commissions paid on higher revenues.

General and Administrative (G&A) expenses increased $48,000 and $202,000 for the third quarter and first nine months of fiscal 2014 when compared to prior year periods.  The increase was primarily attributable to the overheads assumed in the APC acquisition and higher legal expenses.

Amortization expense decreased $33,000 to $260,000 compared to the third quarter of fiscal 2013 expense of $293,000.  For the first nine months of fiscal 2014 versus fiscal 2013, the amortization expense declined by $107,000.  We utilize the cash flow amortization method on the majority of our intangible assets which means lower amortization as the assets near the end of their lives.

The non-cash expensing of stock option and restricted stock grants included in operating expenses was $39,000 and $105,000 for the three and nine month period ended December 27, 2013 compared to $43,000 and $114,000 for the three and nine month period ended December 28, 2012 as stock awards have been limited over the past year.

Other Income (Expense), net
Interest expense in the third quarter and first nine months of fiscal 2014 was $154,000 and $479,000 respectively.  This increase of $120,000 and $382,000 in expense relative to prior year periods is due to the increase in total debt associated with the PFG funding and the non-cash amortization of the debt discount related to the initial value of the warrants granted as part of the PFG funding.

The fair value of the warrant liability discussed in Note 6 to the Condensed Consolidated Financial Statements is determined using a Monte Carlo option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent that the fair value of the warrant liability increases or decreases, we record an expense or income in our consolidated statements of operations. The expense of $124,000 for the current quarter and expense of $213,000 for the nine months ended December 27, 2013 are attributed to the change in the warrant liability driven primarily by the change in the stock price at quarter end.  This is in contrast to a small amount of income in the prior year periods.

Net Loss
We realized a net loss for the third quarter of fiscal 2014 of $1.6 million ($0.05 per share), as compared to a net loss of $1,026,000 ($0.03 per share) in the third quarter of fiscal 2013, an increase in the net loss of $592,000 due to the non-cash accelerated depreciation taken in the quarter.  Year to date we realized a net loss of $3,121,000 in fiscal 2014 relative to a net loss of $3,305,000 in fiscal 2013.  The improvement is the result of improving sales and related gross margin net the non cash accelerated depreciation taken in the quarter.

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

Liquidity and Capital Resources

At December 27, 2013, we had cash and cash equivalents of $116,000, a decrease of $503,000 from the March 31, 2013 balance.  The lower balance for the nine month period is attributable to cash used in operating activities of $260,000, cash used in investing activities of $285,000, and cash provided by financing activities of $42,000.

Given the slower than expected sales in the quarter, we breached our adjusted EBITDA covenant with SVB and PFG as we achieved a negative adjusted EBITDA of $205,000, which was below the $1 requirement for that period.  In the interim, we have entered into separate forbearance agreements with each of SVB and PFG that are effective through the end of February 2014 to allow time for the parties to agree upon new covenants and to negotiate an extension of the SVB line of credit.  There can be no assurance that the Company will be successful in negotiating new covenants and, because the forbearance agreements do not waive the current events of default, the failure to negotiate new covenants will adversely affect the Company’s business, financial position and results of operations and prevent the Company from making additional borrowings under its line of credit under the SVB Loan Agreement.

In addition, as described above in Note 5 to our Condensed Consolidated Financial Statements, the outstanding balances under our line of credit under the SVB Loan Agreement will become due and payable on March 31, 2014 unless the Company reaches an agreement with SVB to extend the term of the SVB line of credit prior to that date.  There can be no assurance that the Company will be successful in negotiating an extension of the term of the SVB line of credit.  If the term of the SVB line of credit is not extended beyond March 31, 2014, the Company may not have adequate resources available to pay off the outstanding balances thereunder, which as of January 31, 2014 totaled $2,240,000.  In addition to constituting an event of default under the terms of the SVB Loan Agreement, the failure to pay off all outstanding balances under the SVB line of credit when due will also constitute an event of default under the PFG Loan Agreement, which in turn will entitle PFG to proceed against the collateral provided under the provisions of the PFG Loan Agreement, subject to any rights that SVB may have in that same collateral.

We anticipate that additional financing will be necessary to fund both the repayment of our existing indebtedness and the future growth of the business and we are pursuing both strategic alternatives and financing options at this time.  There can be no assurance that additional financing will be available or the terms on which it might be available. If adequate financing is not available, or is not available on favorable terms, our business, financial position and results of operations will be adversely affected.

Operating Activities
The decrease of $260,000 in cash resulting from operating activities for the nine months ended December 27, 2013 was split between net cash used in operations of $589,000 offset by decrease in working capital of $329,000.  The pause in revenue growth and the increase in accounts payable in the current quarter helped reduce the working capital.  Cash used in operations of $591,000 resulted from the net loss of $3,121,000 less non-cash charges of $2,532,000 in depreciation, amortization, stock-based compensation and change in fair value of the warrant liability.

Investing Activities
For the nine months ended December 27, 2013, we used $285,000 in investing activities comprised of capital expenditures of $109,000 and patent expenditures of $176,000.

Financing Activities
For the nine months ended December 27, 2013, $42,000 in cash was provided in financing activities, as repayments of principal on outstanding term loans and MEDC loans were more than offset by draws on the SVB line of credit.  On January 22, 2014, we signed amendments to the loan agreements with the SVB to extend the line of credit until March 31, 2014.  Given the occurrence of a covenant breach and the forbearance agreement in place, our interest rates on the current line of credit and the existing term loan have changed effective on February 1, 2014 to be 7.25% and 7.75%, respectively.

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

Given the slower than expected sales in the quarter, we breached our adjusted EBITDA covenant with SVB and PFG as we achieved a negative adjusted EBITDA of $206,000, which was below the $1 requirement for that period.  In the interim, we have entered into separate forbearance agreements with each of SVB and PFG that are effective through the end of February 2014 to allow time for the parties to agree upon new covenants and to negotiate an extension of the SVB line of credit. We anticipate that additional financing will be necessary to fund both the repayment of our existing indebtedness and the future growth of the business and we are pursuing both strategic alternatives and financing options at this time.  There can be no assurance that additional financing will be available or the terms on which it might be available. If adequate financing is not available, or is not available on favorable terms, our business, financial position and results of operations will be adversely affected.

Recent Pronouncements and Accounting Changes
None.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

At December 27, 2013, most of our interest rate exposure is on our bank debt which is linked to the prime rate, subject to certain limitations, offset by cash which could be invested in short term instruments. As such, we are at risk to the extent of the spread between these two types of instruments.  We do not believe that moderate changes in the prime rate will materially affect our operating results or financial condition.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended December 27, 2013 that has materially affected or is reasonably likely to materially affect our internal controls.

Part II — OTHER INFORMATION

Item 1. Legal Proceedings

The information regarding litigation proceedings described in our Annual Report on Form 10-K for the year ended March 31, 2013 is incorporated herein by reference.

Item 1A.  Risk Factors

The Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013 includes a detailed discussion of its risk factors, which were supplemented with an additional risk factor that was disclosed in our Quarter Report for the period ended September 27, 2013 (the Q2 Form 10-Q). This 10-Q should be read in conjunction with the risk factors and information disclosed in the Company’s Annual Report on Form 10-K and the Q2 Form 10-Q.
There have been no material changes in our risk factors from those disclosed in the 2013 Form 10-K and the Q2 Form 10-Q except for the following:

We have violated certain covenants under our loan agreements and our line of credit under our loan agreement with Silicon Valley Bank will become due and payable on March 31, 2014 unless Silicon Valley Bank agrees to extend the term.

Given the slower than expected sales in the third quarter of fiscal year 2014, we breached our adjusted EBITDA covenant with SVB and PFG as we achieved a negative adjusted EBITDA of $206,000, which was below the $1 requirement for that period.  In the interim, we have entered into separate forbearance agreements with each of SVB and PFG that are effective through the end of February 2014 to allow time for the parties to agree upon new covenants and to negotiate an extension of the SVB line of credit.  There can be no assurance that the Company will be successful in negotiating new covenants and, because the forbearance agreements do not waive the current events of default, the failure to negotiate new covenants will adversely affect the Company’s business, financial position and results of operations and prevent the Company from making additional borrowings under its line of credit under the SVB Loan Agreement.

In addition, the outstanding balances under our line of credit under the SVB Loan Agreement will become due and payable on March 31, 2014 unless the Company reaches an agreement with SVB to extend the term of the SVB line of credit prior to that date.  There can be no assurance that the Company will be successful in negotiating an extension of the term of the SVB line of credit.  If the term of the SVB line of credit is not extended beyond March 31, 2014, the Company may not have adequate resources available to pay off the outstanding balances thereunder, which as of January 31, 2014 totaled $2,240,000.  In addition to constituting an event of default under the terms of the SVB Loan Agreement, the failure to pay off all outstanding balances under the SVB line of credit when due will also constitute an event of default under the PFG Loan Agreement, which in turn will entitle PFG to proceed against the collateral provided under the provisions of the PFG Loan Agreement, subject to any rights that SVB may have in that same collateral.

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

February 10, 2014

/s/ Richard Kurtz
Richard Kurtz
Chief Executive Officer, President
and Director

/s/ Jeff Anderson
Jeff Anderson
Chief Financial Officer