Form 10-K
period 2014-03-31
ADVANCED PHOTONIX INC
filed 2014-06-30
CIK 869986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     YES ☐          NO ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 2013 was approximately $14,991,000.

Number of shares outstanding of the registrant's Common Stock as of June 23, 2014:  37,381,413 shares of Class A Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the 2014 Annual Meeting of Stockholders of registrant have been incorporated by reference into Part III of this Form 10-K.

ADVANCED PHOTONIX, INC.
FORM 10-K
FISCAL YEAR ENDED MARCH 31, 2014

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

General

Advanced Photonix, Inc. ® (the Company, we, us, our or API) was incorporated under the laws of the State of Delaware in June 1988.  We are engaged in the development and manufacture of optoelectronic devices and value-added sub-systems and systems. We serve a variety of global Original Equipment Manufacturers (OEMs) in four primary markets.  We support our customers from the initial concept and design phase of the product, through testing to full-scale production.  We have two manufacturing facilities located in Camarillo, California and Ann Arbor, Michigan.

Products and Technology

Our Business

We are a leading test and measurement company that packages optoelectronic semiconductors into high-speed optical receivers (“HSOR” products), custom optoelectronic subsystems (“Optosolutions” products) and Terahertz instrumentation (“THz” products), serving a variety of global markets.  Our HSOR transmission products are deployed in the internet infrastructure to enable the high-speed bandwidth necessary to support video and data for your TV, computer, tablet or smart phone anytime and anywhere. Our communication test and measurement products (“Comtest”) are used to develop, manufacture and test optical communication equipment used in the telecom infrastructure. Our Optosolutions products are sold to a number of scientific instrumentation manufacturers for various applications such as metrology, currency validation, flame monitoring, solar panel quality, temperature sensing, particle detection, color sensing, infrared detection and many other applications that can only be done through optical sensing.  Our T-Gauge® systems are used to measure and verify physical properties on-line and in real-time to reduce raw materials  and rework costs in manufacturing processes as well as conduct quality control monitoring.  Our established and growing patented Terahertz technology has allowed us to expand from the laboratory market into the 24/7 industrial process and quality control manufacturing, military/aerospace, and security markets.

We support the customer from the initial concept and design of the semiconductor, hybridization of support electronics, packaging and signal conditioning or processing from prototype through full-scale production and validation testing.  The target markets served by us are Test and Measurement, Military/Aerospace, Telecom Transmission, and Medical.

Technology & Manufacturing Capabilities

Our basic technologies and manufacturing capabilities include the following:

●	Optoelectronic semiconductor design and micro fabrication of III-V compound semiconductor (Indium Phosphide or InP and Gallium Arsenide or GaAs) and Silicon (Si) devices including photodetectors and terahertz transmitters/receiver antenna,
●	Molecular Beam Epitaxy (MBE) growth of high-speed III-V compound semiconductor material including GaAs, InAlAs(Indium Aluminum Arsenide)and InP,
●	High speed semiconductor analog amplifier specification, evaluation and design for outside fabrication,
●	Photonic integrated circuit (PIC) coherent mixers and delay line interferometer (DLI) specification, evaluation, post processing, and design for outside fabrication for use in 40Gb/s and 100 Gb/s line side optical receivers,
●	Opto-electronic hybrid packaging of semiconductor devices combining opto-electronic devices with high-speed electronicsand fiber optics,
●	Vapor deposition and/or ion implantation for Silicon based Positive Intrinsic Negative (PIN) photo-detectors, Avalanche Photonic Detectors (APD’s) and Large Area Avalanche Photo Detectors (LAAPD),
●	Terahertz systems, subsystems, transmitters and receivers, transceivers and motion control hardware and software,
●	Femtosecond laser specification, valuation, design and manufacture and
●	Chromatic dispersion, polarization dispersion and optical delay management in complex optical systems.

Core Products

The core product technologies used in the majority of our products are opto-electronic semiconductor devices, including photodiodes and antennae made of Si or III-V compound semiconductor material and high speed semiconductor analog amplifiers.   Photodiodes and antennae sense light of varying wavelengths and intensity and convert that light and/or Terahertz wave into electrical signals. Analog amplifiers increase the converted electrical signals output power to a level required to communicate with follow on electrical components. We manufacture photodiodes of varying complexity, from basic PIN photodiode to the more sophisticated APD and antennae that transmit and receive Terahertz signals.  The APD is a specialized photodiode capable of detecting very low light levels due to an internal gain phenomenon known as avalanching.  All photodiode and THz devices are designed by our experienced engineering staff, and most are fabricated in our state-of-the-art clean rooms.  Some of our analog amplifiers are specified and tested by our engineering staff, designed by subcontractors and fabricated by outside suppliers.  Our products include the following:

●	High Speed Optical Receivers (2.5 Gigabytes per second or Gb/s, 10Gb/s, 40Gb/s & 100Gb/s)packaged with InP, InAlAs, or GaAs PIN and/or APD photodiodes, electrical amplifiers and PIC’s.
●	PIN and APD photodiodes and arrays in Si and III-V materials (InP, InAlAs, GaAs).
●	Packaged PIN and APD photodiodes in Si and III-V materials (InP, InAlAs, GaAs).
●	Packaged Si APD components, with and without thermo-electric coolers.
●	Packaged Si LAAPD components.
●	Packaged Si photodiodes with patented FILTRODE® technology integrating optical filters directly on photodiode chips.
●	Terahertz Systems & subsystems utilizing III-V materials for Terahertz transmitters &/or receivers.

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

We have had significant Terahertz technology and product development since 1997, resulting in 122 patents or patents pending to date.  In 2001, we sold the first commercial THz product, the T-Ray2000®, as a laboratory bench top instrument for application development with spectroscopy and imaging capabilities targeted at the research and development and off-line diagnostic markets.  In 2004, we sold the first T-Ray® Manufacturing Inspection System (QA1000) for on-line, real-time inspection to NASA for the space shuttle fuel tank inspection in the Return to Flight Program.  In March 2008, we shipped our next generation THz imaging and spectroscopy system (T-Ray 4000®).  The T-Ray 4000® is significantly smaller, lighter, and more powerful than previous THz generations and incorporates significant technological advancements.  The system weighs 55 pounds and is the size of a briefcase, which is a significant reduction from the 800 pound refrigerator size QA1000. In 2012, we introduced our fifth generation product called T-Gauge®, which weighs 35 pounds. This product  is targeted at the industrial, NDT and process quality control market.  We have established and continue to develop a value added reseller (VAR) network to accelerate adoption in vertical industrial markets, initially targeting the nuclear gauge replacement market.  To date, we have entered into VAR agreements with three established industrial process and quality control companies and a purchase agreement with an OEM in a vertical market.

Markets

Our products serve customers in a variety of global markets, typically North America, Asia, Europe and Australia.  The target markets and applications served by us are as follows:

Test and Measurement:

●	Manufacturing, process and quality control

●	Instrumentation

●	Currency Validation

●	Comtest

●	Industrial

Telecommunications:

●	Long Haul/Metro Transmission

●	Enterprise/Access and Fiber to the premises Transmission

●	Government

Military:

●	Space

●	Defense

Medical:

●	Diagnostic & Monitoring

●	Ophthalmic Equipment

●	Medical Imaging

Raw Materials

Our principal raw materials used in the manufacture of our products are silicon and III-V material (InP, GaAs) wafers, chemicals, gases and metals used in processing wafers, gold wire, solders, electronic components, high speed specialized semiconductor amplifiers, PIC’s, and a variety of packages and substrates, including metal, printed circuit board, flex circuits, ceramic and plastic packages.  All of these raw materials can be obtained from several suppliers.  However, we depend on suppliers whose components have been qualified into our products and who could disrupt our business if they stop, decrease or delay shipments or if the components they ship have quality or consistency issues.  From time to time, particularly during periods of increased industry-wide demand, silicon wafers, III-V wafers (InP, GaAs), certain metal packages and other materials have been in short supply.  During the early part of our fiscal 2013, we or our customers were adversely affected by the lingering effect of supply chain disruptions caused by the tsunami in Japan and flooding in Thailand.  In the second half of fiscal 2013, we were affected by limitations in supply of a critical component used in our 100G HSOR product which limited our revenues.  In the press release dated June 7, 2013, we announced that these supplier bottlenecks had been alleviated.  In the future, any significant increase in lead times or shortage in supply on critical components could reduce future growth.

Research and Development

Since our inception in June 1988, we have incurred material research and development (R&D) expenses, with the intent of commercializing these investments into profitable new standard and custom product offerings.  During the fiscal years ended in 2014 and 2013, research and development expenses were $5.0 million and $5.7 million, respectively, which we believe was adequate to maintain the necessary investment in our future growth platforms.  We will continue to pursue government funded, as well as internally funded, research and development projects when they are in support of the our development objectives.  During fiscal years 2014 and 2013, approximately $0.8 million and $2.2 million, respectively, of our R&D spending was government funded, respectively.

As we begin the new 2015 fiscal year, the following research and development projects are currently underway:

●	HSOR – next generation photodiodes and high-speed optical receivers for the 10G, 40G and 100G telecommunications market:
	o	Next generation 100G DP-QPSK coherent receivers for long haul and metro markets.
	o	1st generation 28Gb/s APD’s for the 100G enterprise/access market.
	o	4th generation integrated 40G NRZ for the enterprise/access market.
	o	2nd generation 2.5G APD for the fiber to the premises (FTTx)
	o	2nd generation 10G APD chip and ROSA package for the fiber to the premises (FTTx)
	o	2nd generation high speed multi mode receivers for testing 32Gb/s fiber channel and 100Gb/s Ethernet products.

●	Terahertz – applications and enhancements to support market penetration.
	o	Application and software development utilizing the T-Gauge®, product platform for industrial quality and process control markets.
	o	T-Gauge®, platform cost reduction initiatives.
	o	Next generation multi-channel systems to support various vertical market requirements.

●	Custom Optoelectronics – PIN and subassembly developments.
	o	Medical monitoring subsystem product.
	o	Productization of a tunable light source for medical and test and measurement applications.

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

Competition

In our target markets, we compete with different companies in each of our three major product platforms: custom optoelectronic, high-speed optical receiver and THz systems.  We believe that our principal competitors for sales of custom optoelectronic products are small and medium size private companies and medium size public companies such as First Sensor, Excelitas, a division of Illinois Tool Works (ITW), and a division of OSI Systems (OSIS).  In the high-speed optical receiver market, certain product lines compete against some mix of the following competitors; JDS Uniphase (JDSU), Neophotonix (NPTN), Finisar, Avago, a division of Fujitsu (FOC), a division of Nippon Electric (NEL) and several other smaller companies. Because the THz product offering includes developing technology applications and markets, we believe the competition is mainly from several early stage small private companies like Menlo Systems supported by research institutions like the Fraunhofer Institute in Germany, Teraview, Advantest  and the use of alternative technologies, mainly nuclear gauges that are bundled with other process control equipment within divisions of several larger public companies.

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

Proprietary Technology

We utilize proprietary design rules and processing steps in the development and fabrication of our PIN and APD photodiodes, THz transmitters and receivers, fiber-coupled THz subsystems/systems, and THz applications.  We have a significant number of patents pending and own the following patents and registered trademarks:

Patents and Trademarks Issued in Fiscal 2014
Patent/Trademark #	Title	Issue Date
8,436,310	System and method reducing fiber stretch induced timing errors in fiber optic coupled time domain terahertz systems	May-13
8,457,915	System and method to measure the transit time position(s) of pulses in a time domain data	Jun-13
2509530	Precision Fiber Attachment	Jul-13
1332068	Terahertz imaging system for examining particles	Nov-13
Patents and Trademarks Issued in Prior Years
Patent/Trademark #	Title	Issue Date
8,390,910	Picosecond Optical Delay	Mar-13
5166024	Terahertz Imaging System for Examining Articles	Dec-12
4,218,098	Trademark for T-Gauge	Oct-12
5022032	Pin Photodetector	Jun-12
5021888	Enhanced Photodetector	Jun-12
4980238	High Speed Ingaas Photoconductive Device	Apr-12
2474560	Planar Avalance Photodiode	Mar-12
1131650	Pin Photodetector	Mar-12
200580041877.4	HIGH SPEED INGASS PHOTOCONDUCTIVE DEVICE (CHINA)	Apr-11
1,034,433	PRECISION FIBER ATTACHMENT (SOUTH KOREA)	May-11
HK1106330	HIGH SPEED INGAAS PHOTOCONDUCTIVE DEVICE (HONG KONG)	May-11
4,755,341	HIGHLY DOPED P-TYPE CONTACT FOR HIGH SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE (JAPAN)	Jun-11
200580023058.7	TERAHERTZ IMAGING SYSTEM FOR EXAMINING ARTICLES (CHINA)	Jun-11
2,025,077	DISPERSION & NONLINEAR COMPENSATOR FOR OPTICAL DELIVERY FIBER (SOUTH KOREA)	Jul-11
2,025,077	DISPERSION & NONLINEAR COMPENSATOR FOR OPTICAL DELIVERY FIBER (AUSTRIA)	Jul-11
2,025,077	DISPERSION & NONLINEAR COMPENSATOR FOR OPTICAL DELIVERY FIBER (GR BRITAIN)	Jul-11
2,025,077	DISPERSION & NONLINEAR COMPENSATOR FOR OPTICAL DELIVERY FIBER (FRANCE)	Jul-11
2,025,077	DISPERSION & NONLINEAR COMPENSATOR FOR OPTICAL DELIVERY FIBER (ITALY)	Jul-11
2,025,077	DISPERSION & NONLINEAR COMPENSATOR FOR OPTICAL DELIVERY FIBER (NETHERLANDS)	Jul-11
2,025,077	DISPERSION & NONLINEAR COMPENSATOR FOR OPTICAL DELIVERY FIBER (SPAIN)	Jul-11
602007015950.4	DISPERSION & NONLINEAR COMPENSATOR FOR OPTICAL DELIVERY FIBER (GERMANY)	Jul-11
2,467,400	FOCUSING FIBER OPTIC (CANADA)	Sep-11
4,833,478	METHOD & APPARATUS TO MONITOR PHASE CHANGES IN MATTER WITH TERAHERTZ RADIATION (JAPAN)	Sep-11
4,938,221	PLANAR AVALANCHE PHOTODIODE	Mar-12
142,195	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE (US)	Apr-05
660,471	HIGHLY-DOPED P-TYPE CONTRACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE (KOREA)	Apr-06
726,387	TRADEMARK APPLICATION FOR T-RAY (CANADA)	Oct-08
765,715	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE (AUSTRIA)	Jan-04
766,174	ENHANCED PHOTODETECTOR (KOREA)	Oct-07
809,655	METHOD AND APPARATUS TO MONITOR PHASE CHANGES IN MATTER WITH TERAHERTZ RADIATION (KOREA)	Feb-08
811,365	PLANAR AVALANCHE PHOTODIODE (KOREA)	Feb-08
817,638	FOCUSING FIBER OPTIC (KOREA)	Mar-08

Patent/Trademark #	Title	Issue Date
934,665	TRADEMARK APPLICATION FOR T-RAY TRADEMARK (MADRID PROTOCOL)	Aug-07
934,665	TRADEMARK APPLICATION FOR T-RAY TRADEMARK (AUSTRALIA)	Aug-07
1,090,282	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GERNERATION AND DETECTION SYSTEM (EUROPE)	Oct-10
1,090,282	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GERNERATION AND DETECTION SYSTEM (AUSTRIA)	Oct-10
1,090,282	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GERNERATION AND DETECTION SYSTEM (FRANCE)	Oct-10
1,090,282	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GERNERATION AND DETECTION SYSTEM (GERMANY)	Oct-10
1,090,282	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GERNERATION AND DETECTION SYSTEM (ITALY)	Oct-10
1,090,282	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GERNERATION AND DETECTION SYSTEM (NETHERLANDS)	Oct-10
1,090,282	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GERNERATION AND DETECTION SYSTEM (SPAIN)	Oct-10
1,090,282	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GERNERATION AND DETECTION SYSTEM (GREAT BRITAIN)	Oct-10
1,113,520	PLANAR AVALANCHE PHOTODIODE (HONG KONG)	Mar-10
1,113,604	OPTICAL DELAY (HONG KONG)	Jan-11
1,115,504	PICOSECOND OPTICAL DELAY (HONG KONG)	Nov-09
1,116,280	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE (EP)	Oct-07
1,116,280	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE (FRANCE)	Oct-07
1,116,280	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE (GREAT BRITAIN)	Oct-07
1,116,280	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE (ITALY)	Oct-07
1,116,280	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE (GERMANY)	Oct-07
1,230,578	COMPACT FIBER PIGTAIL TERAHERTZ IMAGING SYSTEM (EP)	Aug-06
1,230,578	COMPACT FIBER PIGTAIL TERAHERTZ IMAGING SYSTEM (AUSTRIA)	Aug-06
1,230,578	COMPACT FIBER PIGTAIL TERAHERTZ IMAGING SYSTEM (FRANCE)	Aug-06
1,230,578	COMPACT FIBER PIGTAIL TERAHERTZ IMAGING SYSTEM (ITALY)	Aug-06
1,230,578	COMPACT FIBER PIGTAIL TERAHERTZ IMAGING SYSTEM (GREAT BRITAIN)	Aug-06
1,454,173	FOCUSING FIBER OPTIC (EP)	May-09
1,454,173	FOCUSING FIBER OPTIC (FRANCE)	May-09
1,454,173	FOCUSING FIBER OPTIC (GERMANY)	May-09
1,454,173	FOCUSING FIBER OPTIC (ITALY)	May-09
1,454,173	FOCUSING FIBER OPTIC (NETHERLANDS)	May-09
1,454,173	FOCUSING FIBER OPTIC (GREAT BRITAIN)	May-09
1,570,306	PRECISION FIBER ATTACHMENT (EP)	Aug-08
1,570,306	PRECISION FIBER ATTACHMENT (ITALY)	Aug-08
1,570,306	PRECISION FIBER ATTACHMENT (FRANCE)	Aug-08
1,570,306	PRECISION FIBER ATTACHMENT (GREAT BRITAIN)	Aug-08
1,570,306	PRECISION FIBER ATTACHMENT (AUSTRIA)	Aug-08
1,570,306	PRECISION FIBER ATTACHMENT (GERMANY)	Aug-08
1,794,558	PICOSECOND OPTICAL DELAY (EP)	Sep-09
1,794,558	PICOSECOND OPTICAL DELAY (FRANCE)	Sep-09
1,794,558	PICOSECOND OPTICAL DELAY (GERMANY)	Sep-09
1,794,558	PICOSECOND OPTICAL DELAY (ITALY)	Sep-09
1,794,558	PICOSECOND OPTICAL DELAY (GREAT BRITAIN)	Sep-09
1,794,558	PICOSECOND OPTICAL DELAY (NETHERLANDS)	Sep-09
1,820,219	HIGH SPEED INGAAS PHOTOCONDUCTIVE DEVICE (AUSTRIA)	Jan-11
1,820,219	HIGH SPEED INGAAS PHOTOCONDUCTIVE DEVICE (FRANCE)	Jan-11

Patent/Trademark #	Title	Issue Date
1,820,219	HIGH SPEED INGAAS PHOTOCONDUCTIVE DEVICE (GERMANY)	Jan-11
1,820,219	HIGH SPEED INGAAS PHOTOCONDUCTIVE DEVICE (ITALY)	Jan-11
1,820,219	HIGH SPEED INGAAS PHOTOCONDUCTIVE DEVICE (NETHERLANDS)	Jan-11
1,820,219	HIGH SPEED INGAAS PHOTOCONDUCTIVE DEVICE (SPAIN)	Jan-11
1,820,219	HIGH SPEED INGAAS PHOTOCONDUCTIVE DEVICE (GREAT BRITAIN)	Jan-11
1,820,219	HIGH SPEED INGAAS PHOTOCONDUCTIVE DEVICE (HONG KONG)	Jan-11
1,820,219	HIGH SPEED INGAAS PHOTOCONDUCTIVE DEVICE (EUROPE)	Jan-11
1,963,580	PICOMETRIX TRADEMARK	Mar-96
2,345,153	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE (CANADA)	Mar-04
2,350,065	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GERNERATION AND DETECTION SYSTEM (CANADA)	Jan-11
2,396,695	METHOD AND APPARATUS TO MONITOR PHASE CHANGES IN MATTER WITH TERAHERTZ RADIATION (CANADA)	Apr-10
3,561,696	TRADEMARK – T-RAY	Jan-09
3,561,697	TRADEMARK – T-RAY 2000	Jan-09
3,561,698	TRADEMARK – T-RAY 4000	Jan-09
4,180,824	COMPACT FIBER PIGTAIL TERAHERTZ IMAGING SYSTEM (JAPAN)	Sept-08
4,436,915	PRECISION FIBER ATTACHMENT (JAPAN)	Jan-10
4,717,946	THIN LINE JUNCTION PHOTODIODE (by Predecessor Co.)	Jan-88
4,782,382	HIGH QUANTUM EFFICIENCY PHOTODIODE DEVICES (by Predecessor Co.)	Nov-88
5,021,854	SILICON AVALANCHE PHOTODIODE ARRAY	Jun-91
5,057,892	LIGHT RESPONSIVE AVALANCHE DIODE	Oct-91
5,146,296	DEVICES FOR DETECTING AND/OR IMAGING SINGLE PHOTOELECTRON	Sep-92
5,308,989	TRADEMARK APPLICATION FOR T-GAUGE (JAPAN)	Mar-10
5,311,044	AVALANCHE PHOTOMULTIPLIER TUBE	May-94
5,477,075	SOLID STATE PHOTODETECTOR WITH LIGHT RESPONSIVE REAR FACE	Dec-95
5,757,057	LARGE AREA AVALANCHE ARRAY	May-98
5,801,430	SOLID STATE PHOTODETECTOR WITH LIGHT RESPONSIVE REAR FACE	Sep-98
6,005,276	SOLID STATE PHOTODETECTOR WITH LIGHT RESPONSIVE REAR FACE	Dec-99
6,029,988	COMPACT FIBER PIGTAILED TERAHERTZ IMAGING SYSTEM (GREAT BRITAIN)	Aug-06
6,111,299	ACTIVE LARGE AREA AVLANCHE PHOTODIODE ARRAY	Aug-00
6,262,465	HIGHLY-DOPED P-TYPE CONTACT FOR HIGH-SPEED, FRONT-SIDE ILLUMINATED PHOTODIODE	Jul-01
6,320,191	A DISPERSIVE PRECOMPENSATOR FOR USE IN AN ELECTROMAGNETIC RADIATION GENERATION AND DETECTION SYSTEM	Nov-01
6,816,647	COMPACT FIBER PIGTAILED TERAHERTZ IMAGING SYSTEM	Nov-04
6,849,852	SYSTEM AND METHOD FOR MONITORING CHANGES IN STATE OF MATTER WITH TERAHERTZ RADIATION	Feb-05
6,936,821	AMPLIFIED PHOTOCONDUCTIVE GATE	Aug-05
7,039,275	FOCUSING FIBER OPTIC	May-06
7,078,741	HIGH-SPEED ENHANCED RESPONSIVITY PHOTO DETECTOR	Jul-06
7,263,266	PRECISION FIBER ATTACHMENT	Aug-07
7,348,607	PLANAR AVALANCHE PHOTODIODE	Mar-08
7,348,608	PLANAR AVALANCHE PHOTODIODE	Mar-08
7,449,695	TERAHERTZ IMAGING SYSTEM FOR EXAMINING ARTICLES	Nov-08
7,468,503	PIN PHOTODETECTOR	Dec-08
7,572,021	TRADEMARK APPLICATION FOR T-GAUGE (CHINA)	Feb-11
8,452,427	TRADEMARK APPLICATION FOR T-GAUGE	Mar-10
8,493,256	TRADEMARK APPLICATION FOR T-RAY 4000	Feb-10
602005016704.8	PICOSECOND OPTICAL DELAY (GERMANY)	Sep-09
602005026049.8	HIGH SPEED INGASS PHOTOCONDUCTIVE DEVICE (GERMANY)	Jan-11

Patent/Trademark #	Title	Issue Date
ZL02825106.7	FOCUSING FIBER OPTIC (CHINA)	Apr-09
ZL03803039.X	ENHANCED PHOTODETECTOR (CHINA)	Apr-09
ZL2003801087.X	PRECISION FIBER ATTACHMENT (CHINA)	Mar-09
ZL200480015226	PIN PHOTODETECTOR (JAPAN)	Jun-09
ZL200480043236	PLANAR AVALANCHE PHOTODIODE (CHINA)	May-09
ZL200580033244	PICOSECOND OPTICAL DELAY (CHINA)	Jan-10
HK1085841	ENHANCED PHOTODETECTOR (HONG KONG)	Dec-09
HK1086340	FOCUSING FIBER OPTIC (HONG KONG)	Feb-10
HK1090282	PIN PHOTODETECTOR (HONG KONG)	Oct-10
HK1095637	PRECISION FIBER ATTACHMENT (HONG KONG)	Apr-10
HK1097957	PIN PHOTODETECTOR (HONG KONG)	Mar-10

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

Employees

As of May 31, 2014, we had approximately 122 full time employees including 4 officers.  Included are 29 engineering and development personnel, 10 sales and marketing personnel, 68 operations personnel, and 15 general and administrative personnel.  We may, from time to time, engage personnel to perform consulting services and to perform research and development under third party funding.  In certain cases, the cost of such personnel may be included in the direct cost of the contract rather than in payroll expense.  None of our employees are covered by a collective bargaining agreement.  We believe our relations with our employees are good.

Silonex Net Asset Purchase

On March 1, 2013, the Company, through its newly formed Advanced Photonix Canada, Inc. subsidiary, acquired substantially all the operating assets and assumed certain liabilities of Silonex’s business for $900,000 in cash.  Silonex designed, manufactured and marketed optoelectronic devices and sensor solutions for various vertical markets, including Industrial Controls, Banking, Vending, Medical and Telecommunications.  The products, customers and business operations are complimentary to and have minimal overlap with the Company’s Optosolutions product line and the acquisition of the Silonex business broadened the Company’s overall supply channel due to Silonex’s existing relationships with Chinese manufacturers.

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

Risks Relating to Our Financial Condition and Performance

Our substantial debt obligations could impair our financial flexibility and restrict our business significantly.

We now have, and will continue to have, significant debt obligations, which are summarized in the table below:

	SVB Term Loan Agreement	SVB Revolving Loan Agreement	SVB Ex-Im Revolving Loan Agreement	PFG Loan Agreement	MSF & MEDC Loan Agreement
Interest Rate as of June 16, 2014	7.75%	7.25%	7.25%	11.75%	5.00%
Principal Outstanding at June 16, 2014	$250,000	$--	$563,000	$1,548,000	$654,000
Maturity Date(based on amendments through June 2014	March 2015	June 2016	June 2016	August 2016	November and December 2014

On January 31, 2012, we entered into a Loan and Security Agreement dated January 31, 2012 with Silicon Valley Bank (“SVB” and such agreement as amended from time to time, the “SVB Loan Agreement”) and a related Loan and Security Agreement (Ex-IM Loan Facility) with SVB (as amended from time to time, the “SVB Ex-Im Loan Agreement”, and together with the SVB Loan Agreement, the “SVB Loan Agreements”) that provided for a three-year $1 million term loan that expires in March 2015, and a $5 million line of credit with a $3 million export-import facility sublimit that currently expires in June 2016.  Subsequent to the execution of the original SVB Loan Agreements, there have been eight amendments that have modified the financial covenants, allowed for the acquisition of substantially all of the operating assets of Silonex, Inc. (“Silonex”), allowed us to enter into the PFG Loan Agreement (as described below), and extended the maturity date of the line of credit from January 2014 to June 2016.

On February 8, 2013, we entered into a $2.5 million secured Loan and Security Agreement with Partners for Growth III, L.P. (“PFG” and such agreement, as amended, the “PFG Loan Agreement”) that is subordinated to the SVB Loan Agreements and expires in August 2016.  As part of the consideration for and as a closing condition to the PFG Loan Agreement, the Company agreed to grant PFG and certain of its affiliates warrants to purchase up to 1,195,000 shares of the Company’s Class A Stock (the “Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act. 995,000 of the shares issuable under the Warrants were granted at an initial strike price equal to $0.50 per share (the “Tier 1 Warrants”), and the remaining 200,000 shares issuable under the Warrants were granted at an initial strike price equal to $1.00 per share (“$1.00 Warrants”).  Included in the PFG Loan Agreement were certain revenue and adjusted EBITDA goals which if hit would have reduced the interest rate from 11.75% to 9.75% and cancelled 200,000 of the warrants.  The Company has not achieved those goals during the year and so the interest rate for the remaining life of the loan remains at 11.75% and 1,195,000 warrants remain outstanding as of March 31, 2014.

The Warrants contain full-ratchet anti-dilution provisions that will result in proportional adjustments to the exercise price and the number of shares issuable under the PFG Warrant Agreements in the event that the Company conducts a stock split, subdivision, stock dividend or combination, or similar transaction. The PFG Warrant Agreements also include a net exercise provision pursuant to which warrant holders will receive the number of shares equal to (x) the product of (A) the number of Warrants exercised multiplied by (B) the difference between (1) the fair market value of a share of Class A Stock (with fair value generally being equal to the highest closing price of the Company’s Class A Stock during the 45 consecutive trading days prior to the date of exercise) and (2) the strike price of the Warrant, (y) divided by the fair market value of a share of Class A Stock.  In addition, in the event the Company is acquired, liquidates, conducts a public offering, or the Warrants expire, each warrant holder will have the right to “put” its Warrants to the Company in exchange for a per share cash payment that varies with the number of shares issuable under each Warrant, but in the aggregate will not exceed $250,000.

In fiscal years 2005 and 2006, we entered into two unsecured loan agreements that are currently held by the Michigan Economic Development Corporation (“MEDC” and such agreement the “MEDC Loan Agreement”) and a MEDC affiliate, the Michigan Strategic Fund (“MSF” and such agreement the “MSF Loan Agreement”) pursuant to which we borrowed an aggregate of amount of $2.2 million. As amended, payments on the approximately $327,000 in principal outstanding under each of the MEDC Loan Agreement and MSF Loan Agreement are deferred until they mature on December 1, 2014 and November 1, 2014, respectively, at which time the entire remaining balance under each loan agreement become due and payable.

The obligations and restrictions under the SVB Loan Agreements, the PFG Loan Agreement, the MEDC Loan Agreement, the MSF Loan Agreement, and our other debt obligations could have important consequences for us, including:

●	limiting our ability to obtain necessary financing in the future; and

●	requiring us to dedicate a substantial portion of our cash flow to payments on our debt obligations, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other corporate requirements or expansion of our business.

If we are unable to meet our debt obligations, we could be forced to restructure or refinance our obligations, to seek additional equity financing or to sell assets, which we may not be able to do on satisfactory terms or at all. As a result, we could default on those obligations and in the event of such default, our lenders could accelerate our debt or take other actions that could restrict our operations.  The foregoing risks would be intensified to the extent we borrow additional money or incur additional debt.

We have previously violated certain covenants under the SVB Loan Agreements and the PFG Loan Agreement.

The SVB Loan Agreements and PFG Loan Agreement, each as amended, contained financial covenants through December 2013 and January 2014 that required the Company to maintain a minimum liquidity ratio of 2.25 to 1.00 and a minimum trailing three month adjusted EBITDA, measured monthly of (1) a negative $300,000 for each fiscal month during the period July through October 2013; and (2) $1 for each fiscal month during the period November 2013 through February 2014.

As of December 27, 2013 and January 24, 2014, the Company was not in compliance with then existing minimum adjusted EBITDA covenant of $1 for the three months ended December 27, 2013 and January 24, 2014, respectively, and as of January 24, 2014, the Company was also not in compliance with the then existing minimum liquidity ratio of 2.25 to 1.00.  In addition, the foregoing defaults triggered the cross-default provisions under each of the SVB Loan Agreements and PFG Loan Agreement.  Consequently, under the terms of each agreement, SVB and PFG were both entitled to proceed against the collateral provided as security for the loans issued thereunder upon an event of default subject, in PFG’s case, to any rights that SVB may have in that same collateral.

On February 10, 2014, the Company entered into separate Forbearance Agreements with SVB and PFG pursuant to which and subject to certain exceptions, each of SVB and PFG agreed not to proceed against the collateral securing their respective loans until February 28, 2014.  On March 5, 2014, the Company entered into separate amendment agreements with SVB and PFG where, among other things, (i) SVB agreed to extend the maturity date of the Company’s $5 million line of credit to May 31, 2014; (ii) the minimum trailing three month adjusted EBITDA covenant was reset to a negative $1.2 million for the fiscal month ended February 28, 2014, a negative $800,000 for the fiscal month ended March 31, 2014, a negative $600,000 for the fiscal month ended April 30, 2014 and a positive $1 for the fiscal month ending May 31, 2014; (iii) the existing minimum liquidity ratio covenant was reset to 1.30 to 1.00 as of February 28, 2014, and 2.25 to 1.00 for each month thereafter through May 2014; and (iv) each of SVB and PFG waived the existing defaults.  In addition to the payment of an amendment fee, the Company agreed to pay each of SVB and PFG additional fees of up to $50,000 and $75,000, respectively, no later than May 31, 2014 (the “Tail Fees”).

On April 30, 2014, we entered into separate amendment agreements with SVB and PFG where, among other things, (i) SVB agreed to extend the maturity date of our $5 million line of credit to July 31, 2014; (ii) the minimum trailing three month adjusted EBITDA covenant was reset to a negative $800,000 for the fiscal month ended March 31, 2014, a negative $600,000 for the fiscal month ended April 30, 2014, a negative $250,000 for the fiscal months ending May 31, 2014 and June 30, 2014 and a positive $1 for the fiscal month ending July 31, 2014; and (iii) the existing  minimum liquidity ratio covenant was reset to 1.30 to 1.00 as of March 31, 2014 through May 31, 2014, and 2.00 to 1.00 for each month thereafter through July 2014.  In addition to the payment of an amendment fee, the Company agreed to pay each of SVB and PFG their respective Tail Fee and, commencing with the month ended May 31, 2014, an additional fee of $15,000 for SVB and $20,000 for PFG (the “Leverage Ratio Fees”), for each month that the liquidity ratio is less than 2.00 to 1.00 as of the last day of the month under measurement.

On June 20, 2014, we signed separate amendments with SVB and PFG where, among other things, (i) SVB agreed to extend the maturity date of our line of credit to June 2016, (ii) all parties agreed to a minimum six month trailing adjusted EBTIDA covenant, measured at each fiscal month end, of negative $850,000 through June 2014, negative $300,000 for July through September 2014, a positive $1 for October through December 2014 and $100,000 each month thereafter subject to reset upon the submission of the fiscal 2016 budget but no lower than $100,000 on a rolling six month basis, (iii) all parties agreed to adjust the  minimum liquidity ratio, as defined in the respective credit agreements, ranging from 1.30 to 1.00 for months ending prior to June 2014 and 2.00 to 1.00 for all months on or after June 2014 as measured at each month end; and (iv) SVB restored an interest rate matrix based on the covenant performance that results in an interest rate on the line of credit ranging from prime rate plus 50 basis points on up to prime rate plus 400 basis points and an interest rate on the term loan ranging from prime plus 75 basis points on up to prime plus 450 basis points.  The agreements confirmed the obligation to pay the previously agreed Tail fees of $50,000 and $75,000 to SVB and PFG respectively, associated attorney fees for the amendment, but waived any Leverage Ratio fees for May 2014 and thereafter.

As a result of the amendments described above, the Company is now required to maintain (i) a minimum liquidity ratio of 1.30 to 1.00 through May, 2014, and 2.00 to 1.00 for each month thereafter; and (ii) a minimum rolling six month adjusted EBITDA, measured monthly of (A) a negative $850,000 for the fiscal month ended June 30, 2014, (B) a negative $300,000 for the fiscal months ended July 31, 2014, August 30, 2014 and September 30, 2014; (C) a positive $1 for the fiscal months ending October 31, 2014, November 30, 2014 and December 31, 2014; and (D) $100,000 each month thereafter subject to reset upon the submission of the fiscal 2016 budget, but in no case lower than $100,000 on a rolling six month basis.

While we believe we have good relations with SVB and PFG, we can provide no assurance that we will be able to obtain waivers or amendments if future covenant violations occur under the SVB Loan Agreements and/or the PFG Loan Agreement. Failure to obtain such waivers or amendments, if necessary, could materially affect our business, financial condition and results of operations.

We have incurred significant losses in prior periods and may incur losses in the future.

We have incurred significant losses in prior periods. We recorded a net loss of $4.3 million for the year ended March 31, 2014 and ended the period with an accumulated deficit of $48.5 million. In addition, we recorded net losses of $4.4 million and $2.1 million for the years ended March 31, 2013 and 2012, respectively. There can be no assurance that we will have sufficient revenue growth to offset expenses or to achieve profitability in future periods.

We must continue to increase our revenues in order to become profitable.  We cannot reliably predict when, or if, we will become profitable.  Even if we achieve profitability, we may not be able to sustain it.  If we cannot generate operating income or positive cash flows in the future, we will be unable to meet our working capital requirements.

We may not be able to generate the amount of cash needed to fund our existing indebtedness and future operations.

Our ability either to make payments on or to refinance our indebtedness, or to fund planned capital expenditures and research and development efforts, will depend on our ability to generate cash in the future.  Our ability to generate cash is in part subject to general economic, financial, competitive, regulatory and other factors that are beyond our control, and as such has fluctuated significantly as indicted in the table below:

Net Cash Provided by (used in) Operating Activities
FY 2010	FY 2011	FY 2012	FY 2013	FY 2014
$152,000	($473,000)	$130,000	($2,221,000)	($845,000)

Based on our expected level of operations, we believe our cash flow from operations, subsequent borrowings, the proceeds from offerings conducted under a previously filed registration statement and loan and credit agreement terms will be adequate to meet our future liquidity needs through at least March 31, 2015.  Significant assumptions underlie this belief, including, among other things, that there will be growth of 20% in our revenues and no material adverse developments in our business, liquidity or capital requirements.  If any of these assumptions prove to be inaccurate or we are unable to service our indebtedness for any other reason, the trading price of our Class A Stock may be adversely affected and our ability to raise additional financing may be impaired.  In addition, we will be forced to adopt an alternative strategy that may include actions such as:

●	reducing capital expenditures;

●	further reducing research and development efforts;

●	selling assets such as existing product lines or technology developments;

●	restructuring or refinancing our remaining indebtedness; and

●	seeking additional funding.

In light of our historical performance, we cannot assure you that our business will generate sufficient cash flow from operations, or that we will be able to make future borrowings in amounts sufficient to enable us to pay the principal and interest on our current indebtedness or to fund our other liquidity needs.  We may need to refinance all or a portion of our indebtedness on or before maturity.

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

On an ongoing basis, we evaluate our various product offerings and technology developments in order to determine whether any should be discontinued or, to the extent possible, divested. In addition, if we are unable to generate the amount of cash needed to fund our existing indebtedness and future operations, we may be forced to sell one or more of our product lines or technology developments.

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

The Company’s cost saving initiatives may not be effective, and the Company’s ability to develop products could be adversely affected by reduced research and development and capital expenditures.

To conserve cash and more closely align our spending towards our strategic objectives, we have implemented a number of cost reduction initiatives over the past several years, including a workforce reduction in our administrative, research and development and sales and marketing staffs and, a refocusing of our research and development plans, and a reduction in capital expenditures.  We cannot assure you that the assumptions underlying our decisions as to which reductions to make as part of these cost reduction initiatives will prove to be correct and, accordingly, we may determine that we have reduced or eliminated resources that are necessary to, or desirable for, our business.  In particular, the reductions that we have made to our research and development staff and, research and development expenses and capital expenditures could hinder the Company’s ability to update or introduce new products.

Any impairment of goodwill and other intangible assets, could negatively impact our results of operations.

As of March 31, 2014 and March 31, 2013, our consolidated balance sheet included $4.6 million in goodwill. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our business acquisitions.  Our goodwill is subject to an impairment test on an annual basis and is also tested whenever events and circumstances indicate that goodwill may be impaired. Any goodwill value in excess of fair value as determined in an impairment test must be written off in the period of determination.

Intangible assets (other than goodwill) are generally amortized over the useful life of such assets.  The carrying value of the intangible assets aggregated to $2.9 million as of March 31, 2014.   From time to time, we may acquire, or make an investment in, a business which may require us to record goodwill based on the purchase price and the value of the acquired tangible and intangible assets. We may subsequently experience unforeseen issues with such business which adversely affect the anticipated returns of the business or value of the intangible assets and trigger an evaluation of the recoverability of the recorded goodwill and intangible assets for such business. Future determinations of significant write-offs of goodwill or intangible assets as a result of an impairment test or any accelerated amortization of other intangible assets could have a negative impact on our results of operations.

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

Customer acceptance of our products is significantly dependent on our ability to offer products that meet the changing requirements of our customers, including telecommunication, military, medical and industrial corporations, as well as government agencies.  Any decrease in the level of customer acceptance of our products could have a material adverse effect on our business.

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

The success of our new product offerings will depend upon several factors, including our ability to:

●	accurately anticipate customer needs;

●	innovate and develop new technologies and applications;

●	successfully commercialize new technologies in a timely manner;

●	price our products competitively and manufacture and deliver our products in sufficient volumes and on time; and

●	differentiate our offerings from our competitors' offerings.

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

Our inability to find new customers or retain existing customers could have a material adverse effect on our business.

Customers normally purchase our products and incorporate them into products that they, in turn, sell in their own markets on an ongoing basis. As a result, our sales are dependent upon the success of our customers' products and our future performance is dependent upon our success in finding new customers and receiving new orders from existing customers.

In several of our markets, quality and/or reliability of our products are a major concern for our customers, not only upon the initial manufacture of the product, but for the life of the product.  Many of our products are used in remote locations for higher value assembly, making servicing of our products unfeasible.  Any failure of the quality and/or reliability of our products could have an adverse effect on our business.

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

Our sales to overseas markets expose us to additional, unpredictable risks which could have a material adverse effect on our businessand expose us to liability under the Foreign Corrupt Practices Act.

A portion of our sales are being derived from overseas markets. These international sales are primarily focused in Asia, Europe and the Middle East. These operations are subject to unpredictable risks that are inherent in operating in foreign countries and which could have a material adverse effect on our business, including the following:

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

In addition, we utilize third-party distributors to act as our representative for the geographic region that they have been assigned as well as value added resellers that have territorial restrictions. Sales through these channels represent approximately 11% of total revenue for the year ended March 31, 2014.  Significant terms and conditions of distributor agreements include FOB source, net 30 days payment terms, with no return or exchange rights, and no price protection. Since the product title transfers to the distributor at the time of shipment, the products are not considered inventory on consignment. Our success is dependent on these distributors finding new customers and receiving new orders from existing customers.

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

We depend on key in-house manufacturing capabilities and a loss of these capabilities could have an adverse effect on our existing operations and new business growth.

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

For our fiscal 2014, approximately 14% of our sales were related to products and services purchased by the federal government directly or indirectly. Our business relies upon continued federal government expenditures on defense, intelligence, homeland security, aerospace and other programs that we support.  For fiscal 2013, our sales to federal government contractors totaled 25% of sales. In addition, foreign military sales are affected by U.S. government regulations, regulations by purchasing foreign governments and political uncertainties in the U.S. and abroad.  There can be no assurance that the federal government budget (including defense and military) will continue to grow or that sales of defense related items to foreign governments will continue at present levels. The terms of defense contracts with the U.S. government generally permit the government to terminate such contracts, with or without cause, at any time. Any unexpected termination of a significant U.S. government contract with a military contractor to which we sell our products could have a material adverse effect on our business.

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

Our success and ability to compete is dependent in part on our proprietary technology. We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and internal procedures, to establish and protect our proprietary rights. For example, we utilize proprietary design rules and processing steps in, among other things, the development and fabrication of our PIN photodiodes, APD photodiodes and our THz systems and sensors. In addition, our products rely upon over 197 patents or patents pending. There can be no assurance that any issued patents will provide us with significant competitive advantages, or that challenges will not be instituted against the validity or enforceability of any patent utilized by us, or, if instituted, that such challenges will not be successful. The cost of litigation to uphold the validity and to prevent the infringement of a patent could be substantial and could have a material adverse effect on our operating results. Furthermore, there can be no assurance that our technology, which we are constantly developing, will not infringe on patents or rights owned by others, licenses to which might not be available to us. While we have conducted limited due diligence and have conferred with experts with respect to, among other things, our proprietary materials which we incorporate into our PIN photodiodes, APD photodiodes and our THz systems and sensors, there can be no assurance that we have not overlooked or misinterpreted the status of the proprietary rights and intellectual property of others with respect to these products.

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

Regardless of their merit, responding to such claims can be time consuming, divert management’s attention and resources and may cause us to incur significant expenses. While we believe that our products do not infringe in any material respect upon the intellectual property rights of other parties and/or believe that a meritorious defense would exist with respect to any assertions to the contrary, we cannot be certain that our products would not be found to infringe upon the rights of others. Intellectual property claims against us could invalidate our proprietary rights and force us to do one or more of the following:

●	obtain from a third party claiming infringement a license to sell or use the relevant technology, which may not be available on reasonable terms, or at all;

●	stop manufacturing, selling, incorporating or using our products that use the challenged intellectual property;

●	pay substantial monetary damages; or

●	expend significant resources to redesign the products that use the technology and to develop non-infringing technology.

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

The laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) and the rules adopted or proposed by the SEC, will result in increased costs to us as we evaluate the implications of any new rules and respond to their requirements. New rules could make it more difficult or more costly for us to comply with regulatory requirements, including our reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”), and obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  We cannot predict or estimate the amount of the additional costs we may incur or the timing of such costs to comply with any new rules and regulations, or if compliance can be achieved.

Additionally, in August 2012 the SEC adopted the conflict mineral rules under Section 1502 of the Dodd-Frank Act. The conflict mineral rules require issuers that manufacture products that contain certain minerals and metals (tantalum, tin, gold or tungsten), known as conflict minerals, to perform due diligence and to report annually to the SEC whether such minerals originated in the Democratic Republic of Congo or an adjoining country. The implementation of these new requirements could adversely affect the sourcing, availability and pricing of minerals we use in the manufacture of our products. In addition, we have incurred and will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals used in our products. On June 2, 2014, we filed our conflict minerals report with the SEC indicating we were “conflict free undetermined” because we did not receive 100% of the surveys back from our suppliers to confirm that they used conflict free materials in the production of our parts.  We intend to continue to develop more transparency into our supply chain as required by the SEC pursuant to the Dodd-Frank Act but significant efforts remain in order to achieve 100% certainty.

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

As of March 31, 2014, we had net operating loss, or NOL, carryforwards for U.S. federal and state tax purposes of $25.4 million and $6.5 million, respectively. As these net operating losses have not been utilized, a portion has begun to expire in the current year. The utilization of the NOL and tax credit carryforwards are subject to a substantial limitation imposed by Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and similar state provisions. We recorded deferred tax assets, net of valuation allowance, for the NOL carryforwards currently available after considering any existing Section 382 limitation. If we incur an additional limitation under Section 382, then the NOL carryforwards, as disclosed, could be reduced by the impact of any future limitation that would result in existing NOL carryforwards and tax credit carryforwards expiring unutilized.

Risks Relating to Our Class A Common Stock

Our share price has been volatile in the past and may decline in the future.

Our Class A Stock has experienced significant market price and volume fluctuations in the past and may experience significant market price and volume fluctuations in the future in response to factors such as the following, some of which are beyond our control:

●	quarterly variations in our operating results;

●	operating results that vary from the expectations of securities analysts and investors;

●	changes in expectations as to our future financial performance, including financial estimates by securities analysts and investors;

●	announcements of technological innovations or new products by us or our competitors;

●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

●	changes in the status of our intellectual property rights;

●	announcements by third parties of significant claims or proceedings against us

●	additions or departures of key personnel

●	future sales of our Class A Stock or securities exercisable or convertible into shares of Class A Stock;

●	stock market price and volume fluctuations; and

●	general economic conditions.

Stock markets often experience extreme price and volume fluctuations. Market fluctuations, as well as general political and economic conditions, such as a recession or interest rate or currency rate fluctuations or political events or hostilities in or surrounding the United States, could adversely affect the market price of our Class A  Stock.

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

A limited public trading market may cause volatility in the price of our Class A Stock.

The quotation of our Class A Stock  on the NYSE MKT does not assure that a meaningful, consistent and liquid trading market currently exists, and in recent years such market has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies like us. Our Class A Stock is thus subject to this volatility. In particular, although over 31 million shares of the Company’s Class A Stock were outstanding through the end of fiscal year 2014, the average daily trading volume over the 12 month period ended March 31, 2014 was approximately 78,000, or less than 0.3% of the number of shares outstanding.  Consequently, sales of substantial amounts of Class A Stock , or the perception that such sales might occur, could adversely affect prevailing market prices of our Class A Stock  and our stock price may decline substantially in a short time and our stockholders could suffer losses or be unable to liquidate their holdings.

Future sales of our Class A Stock in the public market could lower our stock price, and conversion of our warrants or stock options and any additional capital raised by us may dilute your ownership.

We may sell additional shares of Class A Stock in the future. In addition, holders of warrants or stock options may exercise their warrants or stock options to purchase shares of our Class A Stock. We cannot predict the size of future issuances of our Class A Stock or the effect, if any, that future issuances and sales of shares of our Class A Stock will have on the market price of our Class A Stock. Sales of substantial amounts of our Class A Stock, including shares issued in connection with the exercise of the warrants or stock options, or the perception that such sales could occur, may adversely affect prevailing market prices for our Class A Stock.

Shares eligible for public sale in the future could decrease the price of our Class A Stock and reduce our future ability to raise capital.

Future sales of substantial amounts of our Class A Stock in the public market could decrease the prevailing market price of our Class A Stock, which would have an adverse effect on our ability to raise equity capital in the future.

Our issuance of Preferred Stock could adversely affect holders of Class A Stock.

Our board of directors (the “Board”) is authorized to issue series of Preferred Stock without any action on the part of our holders of Class A Stock. Our Board also has the power, without stockholder approval, to set the terms of any such series of Preferred Stock that may be issued, including voting rights, dividend rights, and preferences over the Class A Stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue Preferred Stock in the future that has preference over the Class A Stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue Preferred Stock with voting rights that dilute the voting power of the Class A Stock, the rights of holders of the Class A Stock or the price of the Class A Stock could be adversely affected.

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

Our Board has the authority to issue preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting and conversion rights, of those shares without any further vote or action by the stockholders. The issuance of our preferred stock could have the effect of making it more difficult for a third party to acquire us. In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), which could also have the effect of delaying or preventing our acquisition by a third party. Further, certain provisions of our Certificate of Incorporation and bylaws could delay or make more difficult a merger, tender offer or proxy contest, which could adversely affect the market price of our common stock, including:

●	not providing for cumulative voting in the election of directors;

●	limiting the persons who may call special meetings of stockholders; and

●	requiring advance notification of stockholder nominations and proposals.

These and other provisions in our amended and restated certificate of incorporation, our amended and restated bylaws and under Delaware law could discourage potential takeover attempts, reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

Compliance with Regulation M may affect the marketability of our shares of Class A Stock.

During such time as we may be engaged in a distribution of the securities covered by the S-3 prospectus filed on May 5, 2014 and declared effective on May 12, 2014, we are required to comply with Regulation M promulgated under the Exchange Act. With certain exceptions, Regulation M precludes us, any affiliated purchasers, and any broker-dealer or other person who participates in such distribution from bidding for or purchasing, or attempting to induce any person to bid for or purchase, any security which is the subject of the distribution until the entire distribution is complete. Regulation M also restricts bids or purchases made in order to stabilize the price of a security in connection with the distribution of that security. All of the foregoing may affect the marketability of our shares of Class A Stock.

Item 2.    Properties

We lease all of our executive offices, research, marketing and manufacturing facilities under non-cancellable operating leases.  At March 31, 2014, those leases consisted of approximately 83,000 square feet in three facilities, a reduction of 14% from the previous year. The lease for our facility located in Camarillo, California was reduced from approximately 40,000 to 29,000 square feet in February 2014 and is now leased through March 2019.   In January 2010, our wholly owned subsidiary, Picometrix LLC, entered into a "Fourth Addendum & Extension Agreement" for our lease of the Ann Arbor, MI facility, which extended the lease to May 31, 2021. The 50,000 sq. ft. facility houses our research, development and manufacturing operations for the terahertz and high-speed optical receiver product platforms, corporate headquarters, and the semiconductor micro-fabrication facility for all three of our product platforms. The state-of-the-art facility was completed in 2001 and was designed to meet our unique requirements, including InP and GaAs material growth, semiconductor micro-fabrication, and precision hybrid assembly and high-speed testing. In addition, the facility includes an industry leading HSOR laboratory and three secure user laboratories for collaborative terahertz application development.   We also assumed the current lease of Silonex in Montreal, Canada which expires in May 2015, in connection with the acquisition of substantially all of its net operating assets.  The approximate 4,000 square feet of space includes research and administrative space.

Item 3.     Legal Proceedings

None

Item 4.     Mine Safety Disclosures

Not Applicable

PART II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph
 As a smaller reporting company, we are not required to prepare a stock performance graph and have elected not to do so this year.

Stockholder Information
Our Class A Common Stock is traded on the NYSE MKT exchange under the symbol "API".As of June 20, 2014, we had 102 holders of record for the Class A Common Stock (including shares held in street name).

Quarterly Stock Market Data
The following table sets forth the high and low closing prices of our Class A Common Stock by quarter for fiscal years 2014 and 2013.

Common Stock Price
	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	2013	2014	2013	2014	2013	2014	2013	2014
Common Stock1
High	$0.77	$0.72	$0.76	$0.68	$0.67	$0.85	$0.80	$0.81
Low	$0.51	$0.42	$0.52	$0.47	$0.40	$0.55	$0.41	$0.58
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

Repurchases of Equity
We have made no repurchases of our common stock during our fourth fiscal quarter ended March 31, 2014.

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

Our Business
We are a leading test and measurement company that packages optoelectronic semiconductors into high-speed optical receivers (“HSOR” products), custom optoelectronic subsystems (“Optosolutions” products) and Terahertz instrumentation (“THz” products), serving a variety of global markets.  Our HSOR transmission products are deployed in the internet infrastructure to enable the high-speed bandwidth necessary to support video and data for your TV, computer, tablet or smart phone anytime and anywhere. Our communication test and measurement products (“Comtest”) are used to develop, manufacture and test optical communication equipment used in the telecom infrastructure. Our Optosolutions products are sold to a number of scientific instrumentation manufacturers for various applications such as metrology, currency validation, flame monitoring, solar panel quality, temperature sensing, particle detection, color sensing, infrared detection and many other applications that can only be done through optical sensing.  Our T-Gauge® systems are used to measure and verify physical properties on-line and in real-time to reduce raw materials  and rework costs in manufacturing processes as well as conduct quality control monitoring.  Our established and growing patented Terahertz technology has allowed us to expand from the laboratory market into the 24/7 industrial process and quality control manufacturing, military/aerospace, and security markets.

We support the customer from the initial concept and design of the semiconductor, hybridization of support electronics, packaging and signal conditioning or processing from prototype through full-scale production and validation testing.  The target markets served by us are Test and Measurement, Military/Aerospace, Telecom Transmission, and Medical.

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

We predominantly sell directly to original equipment manufacturers with a direct sales force with limited sales through representatives, VAR’s and distributors. Distributor and VAR sales represented approximately 11% of total revenue for the year ended March 31, 2014.  Significant terms and conditions of distributor agreements include FOB source, net 30 days payment terms, with no return and limited exchange rights, and no price protection.  Since the product transfers title to the distributor at the time of shipment by us, the products are not considered inventory on consignment.

Revenue is also derived from technology research and development contracts. We recognize revenue from these contracts as services and/or materials are provided.

Impairment of Goodwill and Long-Lived Assets
As of March 31, 2014 and March 31, 2013, the consolidated balance sheet included $4.6 million of goodwill. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our business acquisitions.

Goodwill and intangible assets that are not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  During the year ended March 31, 2013, we adopted new FASB guidance relative to goodwill impairment whereby in its annual assessment of goodwill impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value before performing the two step quantitative impairment test.  If after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two step impairment test is not necessary.  Step one of the two step impairment test is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. Fair value of each reporting unit is determined by weighting fair values using a combination of a discounted cash flow approach, and observed enterprise values to revenue multiples and precedent sales transaction multiples for companies in the reporting unit’s peer group.  If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss shall be recognized in an amount equal to that excess.  We have selected March 31 as the date for its annual impairment test.

We continue to meet the criteria to report as a single reportable segment.  In fiscal 2013 and prior years, we had one reporting unit.  The nature of the production process was similar for our three product lines, manufacturing for the different product lines occurred in common facilities and the types and class of customers were in some cases similar across the three product lines.  However, as disclosed in Note 11, in the third quarter of fiscal 2014, we made the decision to begin outsourcing the silicon photodiode production that is used in the Optosolutions product line given sources in Asia became more cost effective.  In addition, the decision was made to provide access to the Asia market which we believe will benefit the Company as a whole.  Prior to that decision, the production of silicon photodiodes had been done in the Ann Arbor, Michigan facility using shared equipment with the HSOR and THz product lines.  As a result of the change from a shared manufacturing process for the three product lines and certain restructuring changes internally, we have concluded we can no longer aggregate our three product lines into one reporting unit for goodwill impairment purposes as of March 31, 2014 but instead consider there to be two reporting units as photodiode production remains common for the HSOR and THZ products and the types and classes of customers are similar as well.  We determined the fair value of the two reporting units by weighting fair values using a combination of a discounted cash flow approach, observed enterprise values to revenue multiples, and precedent sales transaction multiples for companies in the reporting units’ peer group.  Key assumptions used to determine the fair value of each reporting unit were (a) future expected cash flows; (b) estimated residual growth rates; (c) discount rates which were based on our estimates of the after tax weighted average cost of capital, (d) observed enterprise values to sales multiples  for our peer group; and (e) enterprise to revenue multiples observed in precedent merger and acquisition transactions for our peer group.  Additionally, we consider our market capitalization in comparison to the aggregate fair value of the reporting units.

As a result of the changes in reporting units during the year, we allocated the $4.6 million of Goodwill to our two reporting units based on the reporting units’ relative fair values.  We then compared the fair value of each reporting unit to the respective carrying value.  Our valuation as of March 31, 2014 indicated there were no impairments of Goodwill for the two reporting units when computed as described above, with the fair value exceeding carrying value by at least 109% for both.

As noted above, our stock price is a significant factor in assessing fair value for purposes of the goodwill impairment test. As of March 31, 2014, our market capitalization exceeded shareholders' equity balance by 91%.  The aggregate fair value of our reporting units exceeded our market capitalization by 34%.  If our market capitalization falls below the current carrying value for a sustained period, or our reporting units do not perform as expected, it is reasonably likely that an impairment assessment would be necessary and a non-cash charge to operating income may be recorded.

The carrying value of other long-lived assets, including amortizable intangibles, leasehold improvements, and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset (asset group) are less than the carrying value of the asset (asset group). The estimated cash flows include our assumptions of cash inflows and outflows directly resulting from the use of that asset, or group of assets used in conjunction with the specific asset or assets, in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset, or asset group, over its then estimated fair value. As a result of the current year operating loss, we performed an impairment evaluation.  The vast majority of the amortizing intangibles, leasehold improvements and equipment subject to the impairment test are in the combined HSOR and THz reporting unit.  Given the shared nature of the manufacturing process for photodiodes, we have determined the lowest level of cash flows to be the reporting unit.  The impairment analysis involved forecasting future undiscounted cash flows of the reporting unit over the estimated useful life of the primary asset of the group.  After performing this first step analysis, we concluded that as of March 31, 2014 there were no impairments indicated based upon the expected overall growth in the 100G telecommunications market and our restored ability to service this growth given the resolution of supply chain constraints that occurred in fiscal 2013.  Further, our Terahertz products have been cost reduced to a point where they have become a competitive green alternative to the nuclear gauges used to control certain continuous manufacturing processes.  We believe that the product is nearing a point of significant growth in the adoption of this disruptive technology which further increases the expected future cash flows of the group.

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

At March 31, 2014, we had net operating loss carry forwards (NOL’s) of approximately $25.4 million for Federal income tax purposes and $6.5 million for state income tax purposes that expire at various dates between 2017 and 2034.  The tax laws related to the utilization of loss carry forwards are complex and the amount of the our loss carry forward that will ultimately be available to offset future taxable income may be subject to annual limitations under Internal Revenue Code Section 382 resulting from changes in the ownership in our common stock.

We performed an analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code had occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of the net operating loss carry forwards attributable to periods before the change.  As of March 31, 2014, we believe there are no limitations on the use of these Federal NOLs.

At March 31, 2014, our net deferred tax asset before consideration of a valuation allowance was approximately $12.6 million, mainly consisting of net operating loss carry-forwards which expire at various amounts over an approximate 20 year period. In assessing the realizability of deferred tax assets, we have determined that at this time it is “more likely than not” that deferred tax assets will not be realized, primarily due to uncertainties related to our ability to utilize the net operating loss carry-forwards before they expire based on the negative evidence of our recent years’ history of losses over the past three years, outweighing the positive evidence of income projections in future years. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during those periods in which those temporary differences become deductible or within the periods before NOL carry forwards expire. As of both March 31, 2014 and 2013, we recorded a full valuation allowance on our net deferred tax assets.

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

Warrant Valuations
We have warrants outstanding exercisable into 1,462,196 shares of Series A Common Stock with an estimated value of $409,000 as of March 31, 2014.  We compute the value of the warrants using the Monte Carlo model, which is generally a preferred model when instruments contain non-standard features.  When a warrant may have different share exercise assumptions such as those issued in February 2013 to Partners for Growth III, L.P. and affiliates, we weigh various values based on the estimated probability of each outcome as of the valuation date.  The value derived from the model is therefore sensitive to changes in our weighting and also changes in the inputs regarding the current stock price, the contractual term, volatility, risk free interest rates and expected dividend rate.

Results of Operations

Fiscal Year Ended March 31, 2014 Compared to Fiscal Year Ended March 31, 2013

Revenues
We predominantly operate in one industry segment, light and radiation detection devices, and sell to four major markets including test and measurement, telecommunications, military and aerospace, and medical.  Revenues by market consisted of the following:

	Year ended
	March 31, 2014		March 31, 2013
Test and Measurement	$18,640,000	64%	$15,121,000	64%
Telecommunications	6,517,000	23%	3,413,000	14%
Military/Aerospace	2,738,000	9%	4,176,000	18%
Medical	1,146,000	4%	939,000	4%
Total Revenues	$29,041,000	100%	$23,649,000	100%

Our total revenues for fiscal 2014 were $29.0 million, an increase of approximately $5.4 million, or 23%, from revenues of $23.6 million for fiscal 2013. Three of our four market segments showed growth in fiscal 2014 relative to fiscal 2013.

Test and Measurement market revenues were $18.6 million in fiscal 2014, an increase of 23% ($3.5 million) from fiscal 2013 revenues of $15.1 million due to the full year of activity from the newly acquired net operating assets of Silonex (now known as Advanced Photonix Canada or APC).  Our Test and Measurement revenue in the fourth quarter of the current year decreased 7% ($327,000) from the comparable prior year quarter primarily due to completion of Terahertz contract on the F-35 program.  Revenues in this market during the fourth quarter of the current year decreased approximately 17%, or $862,000, from the third quarter of the current year given completion of the Terahertz contracts and a pause in Comtest activity.

Telecommunications sales were $6.5 million, an increase of $3.1 million, or 90%, from fiscal 2013. The increase in our telecommunications revenues for fiscal 2014 was the result of resolution of supply chain disruptions that allowed us to regain market share at major 100G customers.  Our Telecommunications revenue in the fourth quarter increased approximately 388% ($1.5 million) from the prior year fourth quarter and increased approximately 11% ($180,000) from the third quarter of the current year although this was muted by the annual contract price reductions with a major customer.  Market share improvements, market growth, and new awards in China to improve their internet infrastructure explain the improved business conditions.

Military/Aerospace market revenues were $2.7 million in fiscal 2014, a decrease of 34% ($1.4 million) from the comparable prior year revenues of $4.2 million.  Our military/aerospace market revenue in the fourth quarter of the current year decreased 25% ($182,000) from the prior year fourth quarter.  Both decreases occurred due to completion of the F-35 development contract in these respective periods.    Our military/aerospace market revenues increased 24% ($103,000) from the third quarter of the current year with the start of shipments under an Optosolutions missile program award given 9 months ago and delayed by the prime contractor.

Medical market revenues increased $207,000, or 22%, to $1.1 million from the prior year revenue of $939,000.  Our medical market revenue in the fourth quarter of the current year was similar to the prior year fourth quarter and were up by $105,000 from the third quarter of the current year.  These fluctuations are the primary result of the shipment pattern from one customer.

In looking out to next year, we believe Test and Measurement revenues will grow more modestly given there has been a full year of the Silonex revenues in the base.  Most of the growth is expected from forecasted THz system sales.  Telecom revenues in fiscal year 2015 are expected to be up significantly as we supply HSOR products to satisfy the rapidly growing 100 Gigabytes per second (Gb/s) infrastructure build out and market share increase coming from China.  The military/aerospace market retrenched significantly in fiscal year 2014 and we plan on slightly higher revenues in fiscal year 2015 given anticipated orders on the F-35, naval hull coating and certain missile programs.  We expect medical market revenues to be flat to slightly down in fiscal year 2015 due to product transitions at a major customer.  Overall, we expect fiscal year 2015 to exceed 20% growth on the strength of our HSOR and THz product offerings.

Gross Profit
Gross Profit was $9.6 million (or 33% of revenue), compared to the prior year of $8.8 million (37% of revenue), an increase of $782,000.  Gross profit dollars increased given the higher volumes from the telecom market and the Silonex acquisition and was muted since we shutdown our silicon fabrication activities in the third quarter of fiscal year 2014 incurring special charges of $667,000.  The lower gross profit rate was due primarily to the lower volume of THz contracts during the year.   Gross profit in the fourth quarter of fiscal 2014 was $2.0 million (29% of revenue) versus $2.2 million (36% of revenue) during the prior year fourth quarter given the mix shift out of Terahertz contracts.  Gross profit was $1.9 million (25% of revenue) in the third quarter of fiscal 2014 and improved by approximately $116,000 in the fourth quarter of fiscal 2014 to $2.0 million despite the 6% lower sales volume.   The third quarter gross margin was adversely affected by the silicon fabrication shutdown costs.

Operating Expenses
Research and Development expenses (R&D) -- Our R&D expenses decreased approximately 12%, or $708,000, over the prior year. R&D expenses of $5.0 million for fiscal 2014 compared to $5.7 million in fiscal 2013 were 17% and 24% of sales, respectively. In fiscal 2013, we continued spending to develop and qualify certain HSOR products, and fulfill certain THz development contracts.  Early in fiscal 2014 we reduced our engineering headcount to bring our spending more in line with our revenue profile as these projects were completed.

Sales and Marketing expenses (S&M) – S&M expenses increased $469,000 (or 22%) to $2.6 million (9% of sales) in fiscal 2014 compared to $2.1 million (9% of sales) in fiscal 2013.  The increase was attributable to the acquisition of the Silonex business which brought certain ongoing sales and marketing costs and an increase in HSOR product line sales which drove higher commissions for the year.

General and Administrative expenses (G&A) -- G&A expenses increased $228,000 to approximately $4.5 million (15% of sales) for fiscal 2014, as compared to $4.3 million (18% of sales) for fiscal 2013. The increase was due to reduced tax credits obtained in FY14 when compared to the prior year and higher bank fees.

Amortization expense decreased approximately $152,000 to $1.0 million compared to the prior year of approximately $1.2 million.  We use the cash flow amortization method on the majority of our intangible assets which results in a declining expense profile over the life of the assets.

Financing and Other Income (Expense), net
Interest income for fiscal 2014 was approximately $8,000, compared to $10,000 for fiscal 2013.

Interest expense for fiscal 2014 was $652,000 as compared to $202,000 in fiscal 2013, an increase of $450,000, due to higher rates on our loans with SVB, a $2.1 million increase in borrowings under our line of credit with SVB, non-cash amortization of $254,000, and issuance of the Partners for Growth (PFG) loan for $2.5 million in February 2013 to assist in financing the Silonex business net operating asset purchase as well as provide additional liquidity.

For the year ended March 31, 2014, there was an increase in the fair value of the warrant liability that triggered expense of $117,000 which compared to other income of $168,000 for the year ended March 31, 2013.  FASB guidance requires our outstanding warrants to be recorded as a liability at fair value with subsequent changes in fair value recorded in earnings. The fair value of the warrant is determined using a Monte Carlo option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term.  When a warrant may have different share exercise assumptions such as those issued in February 2013 to PFG and affiliates, we weigh various values based on the estimated probability of each outcome as of the valuation date.  The expense of $117,000 related to the change in fair value of the warrant liability for fiscal 2014 is primarily due to the increase in our stock price.

Net loss for fiscal 2014 was $4.3 million ($0.14 per share), as compared to net loss of $4.4 million ($0.14 per share) in fiscal 2013, a decrease in the loss of approximately $123,000.  The decrease in losses for the year were primarily attributable to the higher gross margin realized of $782,000 and lower operating expense spend of $163,000 partially offset by higher interest and warrant related expense.

Liquidity and Capital Resources
At March 31, 2014, we had cash and cash equivalents of $120,000, a decrease of $499,000 from $619,000 as of March 31, 2013 as cash and our line of credit have been used to fund losses and pay down certain debt obligations. Cash used in operating activities in fiscal 2014 was $845,000, cash used in investing activities was $421,000 and cash provided from financing activities netted $767,000.

Operating Activities
Net cash used in operations for the year ended March 31, 2014 was $845,000, the result of  a net loss of $4.3 million net of non-cash expenses of $3.0 million and  net cash provided by changes in operating assets and liabilities of $459,000.  During the year, we matched our vendor’s payment cycle with our customer’s payment cycle thereby allowing for the liquidation of a small amount of working capital into cash.

Net cash used in operating activities of $2.2 million for the year ended March 31, 2013 was the result of net cash used by operations of $2.4 million and by net cash provided by changes in operating assets and liabilities of $172,000.  The net cash used by operations included a net loss of $4.4 million and non cash items of $2.0 million from depreciation, amortization, debt discount amortization and stock based compensation expense and cash provided from operating assets and liabilities.  Revenue levels at the end of the year were slightly down from the prior year end thereby allowing for a slight working capital liquidation.

Investing Activities
Net cash used in investing activities was $421,000 for the year ended March 31, 2014, consisting of capital expenditures of $136,000 and patent expenditures of $285,000.

Net cash used by investing activities was $1.5 million for the year ended March 31, 2013, consisting of capital expenditures of $408,000, patent expenditures of $181,000, and $900,000 spent by our newly formed Canadian subsidiary, Advanced Photonix Canada, Inc. to acquire the net operating assets of Silonex in March 2013.

Financing Activities
Net cash provided by financing activities was approximately $767,000 for the year ended March 31, 2014.  We made line of credit draws of $2.1 million to pay principal of $1.4 million in term debt.  During fiscal 2014, we made scheduled principal payments of $361,000 on our debt with SVB, $714,000 on our debt with PFG and $276,000 on our debt with MEDC/MSF.

Net cash used in financing activities was approximately $1.1 million for the year ended March 31, 2013.  In February 2013, we entered into a 42 month amortizing note with PFG in exchange for $2.5 million.  During fiscal 2013, we made scheduled principal payments of $923,000 on our debt with SVB, PFG and MEDC/MSF and paid down $500,000 on our line of credit with SVB.

Debt

Bank Debt
On January 31, 2012, we entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB” and such agreement as amended from time to time, the “SVB Loan Agreement”) and a related Loan and Security Agreement (Ex-IM Loan Facility) with SVB (as amended from time to time, the “SVB Ex-Im Loan Agreement”, and together with the SVB Loan Agreement, the “SVB Loan Agreements”) that provided for a three-year $1 million term loan that, as amended through June 2014, expires in March 2015, and a $5 million line of credit with a $3 million export-import facility sublimit that, as amended through June 2014, expires in June 2016. Subsequent to the execution of the original SVB Loan Agreements, there have been eight amendments that have modified the financial covenants, allowed for the acquisition of substantially all of the operating assets of Silonex, Inc. (“Silonex”), allowed us to enter into the loan agreement with Partners for Growth III, L.P. (“PFG” and such agreement as amended from time to time as the “PFG Loan Agreement) as described below and extended the maturity date of the line of credit from January 2014 to June 2016.

The SVB Loan Agreements as amended contained December 2013 and January 2014 financial covenants that required us to maintain a minimum liquidity ratio of 2.25 to 1.00 and a minimum trailing three month adjusted EBITDA, measured monthly of (1) a negative $300,000 for each fiscal month during the period July through October 2013; and (2) $1 for each fiscal month during the period November 2013 through February 2014.

As of December 27, 2013 and January 24, 2014, we were not in compliance with the then existing minimum adjusted EBITDA covenant of $1 for the three months ended December 27, 2013 and January 31, 2014, respectively, and as of January 31, 2014, the we were also not in compliance with the then existing minimum liquidity ratio of 2.25 to 1.00.  In addition, the foregoing defaults triggered the cross-default provisions under each of the SVB Loan Agreements and the loan with PFG under the PFG Loan Agreement.  Consequently, under the terms of each agreement, SVB and PFG were both entitled to proceed against the collateral provided as security for the loans issued thereunder upon an event of default subject, in PFG’s case, to any rights that SVB may have in that same collateral.

On February 10, 2014, we entered into separate Forbearance Agreements with SVB and PFG pursuant to which and subject to certain exceptions, each of SVB and PFG agreed not to proceed against the collateral securing their respective loans until February 28, 2014.  On March 5, 2014, we entered into separate amendment agreements with SVB and PFG where, among other things, (i) SVB agreed to extend the maturity date of the Company’s $5 million line of credit to May 31, 2014; (ii) the minimum trailing three month adjusted EBITDA covenant was reset to a negative $1.2 million for the fiscal month ended February 28, 2014, a negative $800,000 for the fiscal month ended March 31, 2014, a negative $600,000 for the fiscal month ended April 30, 2014 and a positive $1 for the fiscal month ending May 31, 2014; (iii) the existing minimum liquidity ratio covenant was reset to 1.30 to 1.00 as of February 28, 2014, and 2.25 to 1.00 for each month thereafter through May 2014; and (iv) each of SVB and PFG waived the existing defaults.  In addition to the payment of an amendment fee, the Company agreed to pay each of SVB and PFG additional fees of up to $50,000 and $75,000, respectively, no later than May 31, 2014 (the “Tail Fees”).

On April 30, 2014, API entered into separate amendment agreements with SVB and PFG where, among other things, (i) SVB agreed to extend the maturity date of the $5 million line of credit to July 31, 2014; (ii) the trailing three month adjusted EBITDA covenant was reset to a negative $800,000 for the fiscal month ended March 31, 2014, a negative $600,000 for the fiscal month ended April 30, 2014, a negative $250,000 for the fiscal months ending May 31, 2014 and June 30, 2014 and a positive $1 for the fiscal month ending July 31, 2014; and (iii) the existing minimum liquidity ratio covenant was reset to 1.30 to 1.00 as of March 31, 2014 through May 31, 2014, and 2.00 to 1.00 for each month thereafter through July 2014.  In addition to the payment of an amendment fee, we agreed to pay each of SVB and PFG their respective Tail Fee and, commencing with the month ended May 31, 2014, an additional fee of $15,000 and $20,000, respectively, for each month that the liquidity ratio is less than 2.00 to 1.00 as of the last day of the month under measurement.

On June 6, 2014 we received approximately $2,657,000 in proceeds before expenses from a secondary placement of 5,391,304 shares of Class A Common Stock through a firm underwriting by B Riley & Co., LLC.  On June 10, 2014, the underwriter exercised the option on an additional 808,696 shares of Class A Common Stock for proceeds before expenses of $398,606.  The net proceeds were used to pay down the existing line of credit with SVB and certain related fees.  On June 20, 2014, we signed separate amendments with SVB and PFG where, among other things, (i) SVB agreed to extend the maturity date of the Company’s  line of credit to June 2016, (ii) all parties agreed to a six month trailing adjusted EBTIDA covenant, measured at each fiscal month end, of negative $850,000 through June 2014, negative $300,000 for July through September 2014, a positive $1 for October through December 2014 and $100,000 each month thereafter subject to reset upon the submission of the fiscal 2016 budget but no lower than $100,000 on a rolling six month basis, (iii) all parties agreed to adjust the  minimum liquidity ratio, as defined, to be 1.30 to 1.00 for months ending prior to June 2014 and 2.00 to 1.00 for all months on or after June 2014 as measured at each month end, and (iv) SVB restored an interest rate matrix based on the covenant performance that results in an interest rate on the line of credit to range from prime rate plus 50 basis points up to prime rate plus 400 basis points and an interest rate on the term loan to range from prime plus 75 basis points up to prime plus 450 basis points.  The agreements confirmed the obligation to pay the previously agreed Tail fees of $50,000 and $75,000 to SVB and PFG respectively, associated attorney fees for the amendment, but waived the added tail fees for May 2014 of $15,000 and $20,000 respectively.

The interest rates on the SVB term loan and line of credit as of March 31, 2014 were 7.75% and 7.25%, respectively.  We had approximately $2.1 million outstanding on the SVB line of credit with approximately $2.0 million in borrowing capacity as of March 31, 2014.  As of June 24, 2014, we have paid off the entire outstanding balance of the line of credit.

The EX-IM loan facility, is guaranteed by API’s subsidiaries and all borrowings under the SVB Loan Agreements are secured by a first priority security interest granted to SVB over substantially all of our respective assets.  As of March 31, 2014, we were in compliance with the related liquidity and adjusted EBITDA covenant with SVB based on the agreement as of that date.  Based on the current projections, we expect to remain in compliance with the SVB loan covenants through at least March 2015 using the covenants agreed with SVB in June 2014.

Total interest payments made to the bank during the years ended March 31, 2014 and March 31, 2013 were approximately $107,000 and $54,000, respectively.

Partners for Growth Secured Debt
On February 8, 2013, we entered into a $2.5 million secured Loan and Security Agreement with PFG that is subordinated to the SVB Loan Agreements.  Pursuant to the terms of the agreement, we are obligated to make monthly principal payments of $59,524, plus accrued interest at 11.75% through maturity in August 2016.  As part of the consideration for and as a closing condition to the PFG Loan Agreement, we agreed to grant PFG and certain of its affiliates warrants to purchase up to 1,195,000 shares of the Company’s Class A Stock (the “Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act. 995,000 of the shares issuable under the Warrants were granted at an initial strike price equal to $0.50 per share (the “Tier 1 Warrants”), and the remaining 200,000 shares issuable under the Warrants were granted at an initial strike price equal to $1.00 per share (“$1.00 Warrants”).  Included in the PFG Loan Agreement were certain revenue and adjusted EBITDA goals which if hit would have reduced the interest rate from 11.75% to 9.75% and cancelled 200,000 of the warrants.  We did not achieve those goals during the year and so the interest rate for the remaining life of the loan remains at 11.75% and 1,195,000 warrants remain outstanding as of March 31, 2014.

The Warrants contain full-ratchet anti-dilution provisions that will result in proportional adjustments to the exercise price and the number of shares issuable under the PFG Warrant Agreements in the event that we conduct a stock split, subdivision, stock dividend or combination, or similar transaction. The PFG Warrant Agreements also include a net exercise provision pursuant to which warrant holders will receive the number of shares equal to (x) the product of (A) the number of Warrants exercised multiplied by (B) the difference between (1) the fair market value of a share of Class A Stock (with fair value generally being equal to the highest closing price of our Class A Stock during the 45 consecutive trading days prior to the date of exercise) and (2) the strike price of the Warrant, (y) divided by the fair market value of a share of Class A Stock.  In addition, in the event we are acquired, liquidate, conduct a public offering, or the Warrants expire, each warrant holder will have the right to “put” its Warrants to us in exchange for a per share cash payment that varies with the number of shares issuable under each Warrant, but in the aggregate will not exceed $250,000.
The PFG Loan Agreements as amended through December 2013 and January 2014, contained financial covenants that required us to maintain a minimum liquidity ratio of 2.25 to 1.00 and a minimum trailing three month adjusted EBITDA, measured monthly of (1) a negative $300,000 for each fiscal month during the period July through October 2013; and (2) $1 for each fiscal month during the period November 2013 through February 2014.

As of December 27, 2013 and January 24, 2014, we were not in compliance with then existing adjusted minimum EBITDA covenant of $1 for the three months ended December 27, 2013 and January 24, 2014, respectively, and as of January 24, 2014, API was also not in compliance with the then existing minimum liquidity ratio of 2.25 to 1.00.  In addition, the foregoing defaults triggered the cross-default provisions under each of the SVB Loan Agreements and the loan with PFG.  Consequently, under the terms of each agreement, SVB and PFG were both entitled to proceed against the collateral provided as security for the loans issued thereunder upon an event of default subject, in PFG’s case, to any rights that SVB may have in that same collateral.

On February 10, 2014, we entered into separate Forbearance Agreements with SVB and PFG pursuant to which and subject to certain exceptions, each of SVB and PFG agreed not to proceed against the collateral securing their respective loans until February 28, 2014.  On March 5, 2014, we entered into separate amendment agreements with SVB and PFG where, among other things, the minimum trailing three month adjusted EBITDA covenant was reset to a negative $1.2 million for the fiscal month ended February 28, 2014, a negative $800,000 for the fiscal month ended March 31, 2014, a negative $600,000 for the fiscal month ended April 30, 2014 and a positive $1 for the fiscal month ending May 31, 2014; the existing minimum liquidity ratio covenant was reset to 1.30 to 1.00 as of February 28, 2014, and 2.25 to 1.00 for each month thereafter through May 2014; and each of SVB and PFG waived the existing defaults.  In addition to the payment of an amendment fee, we agreed to pay each of SVB and PFG additional fees of up to $50,000 and $75,000, respectively, no later than May 31, 2014 (the “Tail Fees”).

On April 30, 2014, we entered into separate amendment agreements with SVB and PFG where, among other things the trailing minimum three month adjusted EBITDA covenant was reset to a negative $800,000 for the fiscal month ended March 31, 2014, a negative $600,000 for the fiscal month ended April 30, 2014, a negative $250,000 for the fiscal months ending May 31, 2014 and June 30, 2014 and a positive $1 for the fiscal month ending July 31, 2014; and the existing minimum liquidity ratio covenant was reset to 1.30 to 1.00 as of March 31, 2014 through May 31, 2014, and 2.00 to 1.00 for each month thereafter through July 2014.  In addition to the payment of an amendment fee, we agreed to pay each of SVB and PFG their respective Tail Fee and, commencing with the month ended May 31, 2014, an additional fee of $15,000 and $20,000, respectively, for each month that the liquidity ratio is less than 2.00 to 1.00 as of the last day of the month under measurement.

On June 20, 2014, we signed separate amendments with SVB and PFG where, among other things, both parties agreed to a minimum six month trailing adjusted EBTIDA covenant, measured at each fiscal month end, of negative $850,000 through June 2014, negative $300,000 for July through September 2014, a positive $1 for October through December 2014 and $100,000 each month thereafter subject to reset upon the submission of the fiscal 2016 budget but no lower than $100,000 on a rolling six month basis, both parties agreed to adjust the  minimum liquidity ratio, as defined, to be 1.30 to 1.00 for months ending prior to June 2014 and 2.00 to 1.00 for all months on or after June 2014 as measured at each month end.  The agreements confirmed the obligation to pay the previously agreed Tail fees of $50,000 and $75,000 to SVB and PFG respectively, associated attorney fees for the amendment, but waived the added tail fees for May of $15,000 for SVB and $20,000 for PFG.

We were in compliance with its loan covenants with PFG as of March 31, 2014 which were substantially the same as with SVB as of that date.  Based on current projections, we expect to be in compliance with the revised PFG loan covenants through at least March 2015 using the covenants agreed with PFG in June 2014.

We determined the fair value of the warrant as of the issuance date to be $434,000.  Pursuant to the accounting literature, a debt discount and a warrant liability were established as of the issuance date with the debt discount amortized over the life of the loan on an effective interest method.  As of March 31, 2014, there was $218,000 in remaining unamortized debt discount offset against the PFG long term debt principal.  See Note 9 to the Consolidated Financial Statements for additional information on the PFG warrants.

Total interest payments made to PFG during the years ended March 31, 2014 and March 31, 2013 were approximately $253,000 and $12,000, respectively.

MEDC/MSF Loans
In fiscal years 2005 and 2006, we entered into two unsecured loan agreements that are currently held by the Michigan Economic Development Corporation (“MEDC” and such agreement the “MEDC Loan Agreement”) and a MEDC affiliate, the Michigan Strategic Fund (“MSF” and such agreement the “MSF Loan Agreement”) pursuant to which we borrowed an aggregate of amount of $2.2 million. As amended, payments on the approximately $327,000 in principal outstanding as of March 31, 2014, under each of the MEDC Loan Agreement and MSF Loan Agreement are deferred until they mature on December 1, 2014 and November 1, 2014, respectively, at which time the entire remaining balance under each loan agreement becomes due and payable. The interest rate under both of the loans was 5.00% as of March 31, 2014.

Interest payments made to the MEDC/MSF were approximately $33,000 and $49,000 during the years ended March 31, 2014 and March 31, 2013, respectively.

Capital Leases
During fiscal 2014, we purchased certain equipment through several capital leases with monthly principal payments of $1,700 plus interest with some maturities extending to 2019.  The leases are collateralized by the associated equipment.

Interest payments made to the lessors for the year ended March 31, 2014 totaled $4,000.

The current debt principal and maturities of all outstanding debt are included in the table below.  The PFG loan balance below reflects the remaining principal on the amortizing term loan but is shown net of a debt discount of $218,000 on our balance sheet.

Debt Maturity Table (in 000’s)
			Debt Maturities
	Balance 3/31/13	Balance 3/31/14	FY2015	FY2016	FY2017	FY2018	FY2019	FY2020 & Beyond
Credit Line – Silicon Valley Bank	$--	$2,147	$2,147	$--	$--	$--	$--	$--
Term Loan – Silicon Valley Bank	667	306	306	--	--	--	--	--
Partners for Growth Loan	2,441	1,726	714	714	298	--	--	--
MEDC/MSF loans	930	654	654	--	--	--	--	--
Capital Leases		56	20	11	11	12	2
TOTAL	$4,038	$4,889	$3,841	$725	$309	$12	$2	$--

Liquidity Outlook
During the past two years, we have been consuming cash because we have been operating at revenue levels below our cash breakeven point (as measured on an EBITDA basis calculated based on our lending agreements), we had business needs to purchase certain equipment and continue patent activities, and have had to pay principal on amortizing term debt.  To fund this activity, we have steadily drawn down our cash balance, liquidated working capital into cash and used our available line of credit with SVB.  As mentioned in the Debt section, the lack of positive EBTIDA pursuant to our lending agreement in December 2013 and the line of credit levels in January 2014 caused us to violate our loan covenants.  To improve our liquidity position, we evaluated many alternatives for the lowest cost of capital and eventually settled on a secondary offering which was done on a firm underwritten basis by B. Riley in June 2014.  The net proceeds after expenses of approximately $2.9 million were received in June 2014 and were used to pay down our existing line of credit with SVB.  With this cash infusion, our lenders were comfortable extending our line of credit out two years until June 2016.  Headwinds that slowed our growth in 2014 are expected to become tailwinds such that we expect revenue levels to increase in fiscal 2015 to a point that we begin generating positive EBITDA.  We believe that with this positive EBITDA, our existing cash and cash equivalents plus availability on our line of credit will provide sufficient liquidity for us for the next twelve months. Positive cash flow from operations is highly dependent on increasing revenue levels.  We have had and may continue to experience supply limitations that could hamper our ability to achieve the levels of HSOR revenue and the related gross margin previously enjoyed.  We may therefore need additional financing to fund our operations in the future and there can be no assurance that additional funds will be available, especially if we experience operating results below expectations, or, if financing is available, there can be no assurance as to the terms on which funds might be available. If adequate financing is not available as required, or is not available on favorable terms, our business, financial position and results of operations will be adversely affected.

Summary of Contractual Obligations
The following table sets forth our contractual obligations at March 31, 2014.

Contractual Obligations		Payments due by period
	Total	FY 2015	FY 2016-2018	FY 2019-2021	FY 2022 & later
Bank line of credit	$2,147,000	$2,147,000	$-	$-	$-
Bank term loan	306,000	306,000	-	-	-
Partners for Growth loan	1,726,000	714,000	1,012,000	-	-
MEDC/MSF loans	654,000	654,000	-	-	-
Capital leases	56,000	20,000	34,000	2,000	-
Subtotal–Balance Sheet	$4,889,000	$3,841,000	$1,046,000	$2,000	$-
Expected interest expense on current debt obligations	313,000	232,000	81,000	-	-
Operating lease obligations	5,055,000	892,000	2,583,000	1,580,000	-
Purchase obligations	2,602,000	2,602,000	-	-	-
Total	$12,859,000	$7,567,000	$3,710,000	$1,582,000	$-

The Bank line of credit has been shown as due in fiscal year 2015 since this balance was paid with the proceeds of the equity offering completed in June 2014.  SVB has extended our line of credit through June of 2016 and we expect to begin using the line of credit again in fiscal year 2015.  Partners for Growth debt is shown at face value in the above table while the balance sheet reflects a debt discount related to the warrants issued of $218,000 as of March 31, 2014.  Purchase obligations represent an estimate of all open purchase orders and contractual obligations in the ordinary course of business for which we have not yet received the goods or services. We enter into agreements with suppliers that allow them to procure inventory based upon agreements defining our material and services requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow us the option to cancel, reschedule and adjust our requirements based on our business needs prior to the delivery of goods or the performance of services.

Off-Balance-Sheet Arrangements
At March 31, 2014 and March 31, 2013, we did not have any off-balance sheet arrangements or relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which are typically established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09 – Revenue from Contracts with Customers (Topic 606). The amendments in this ASU create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create a new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments in this ASU are effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period.  Early adoption is not permitted.  We are currently assessing the impact this ASU will have on our future financial statements.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk
At March 31, 2014, most of our interest rate exposure is linked to the prime rate on our SVB loans, subject to certain limitations, offset by interest that may be earned on our cash balances.  As our cash balances have been minimal, we are at risk to the extent of changes in the prime rate.  A 1% increase in prime rate will add approximately $25,000 in annual interest expense.  We do not believe that moderate changes in the prime rate will materially affect our operating results or financial condition.

Over 99% of our sales and purchases are denominated in U.S. dollars for fiscal 2014.  At March 31, 2014, we were subject to less than $1 million of foreign currency exchange fluctuations primarily with the Canadian dollar.

Item 8.     Financial Statements and Supplementary Data
The following consolidated financial statements of Advanced Photonix, Inc., prepared in accordance with Regulation S-X and the Report of the Independent Registered Public Accounting Firm are included in Item 8:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
of Advanced Photonix, Inc.
Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of Advanced Photonix, Inc. as of March 31, 2014 and 2013 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  In connection with our audits of the financial statements, we have also audited the financial statement schedule included at Item 15.  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Photonix, Inc. at March 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
Troy, Michigan
June 30, 2014

ADVANCED PHOTONIX, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$120,000	$619,000
Receivables, net of allowance for doubtful accounts of $20,000 and $56,000, respectively	5,085,000	4,988,000
Inventories	4,749,000	3,905,000
Prepaid expenses and other current assets	444,000	795,000
Total current assets	10,398,000	10,307,000
Equipment and leasehold improvements, net	2,144,000	3,415,000
Goodwill	4,579,000	4,579,000
Intangible assets, net	2,942,000	3,686,000
Security deposits and other assets	138,000	229,000
Total Assets	$20,201,000	$22,216,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,661,000	$1,829,000
Accrued compensation	701,000	729,000
Accrued subcontracting costs	344,000	427,000
Other accrued expenses	1,108,000	871,000
Current portion of long-term debt, PFG	714,000	714,000
Current portion of long-term debt, MEDC/MSF	654,000	553,000
Current portion of capital lease	20,000	--
Current portion of long-term debt, bank line of credit	2,147,000	--
Current portion of long-term debt, bank term loan	306,000	333,000
Total current liabilities	8,655,000	5,456,000
Long-term debt, less current portion – PFG, net of debt discount	794,000	1,322,000
Long-term debt, less current portion – MEDC/MSF	--	377,000
Long-term debt, less current portion – bank term loan	--	334,000
Long-term debt, capital lease	36,000	--
Warrant liability	409,000	292,000
Total liabilities	9,894,000	7,781,000
Commitments and contingencies
Shareholders' equity:
Class A Common Stock, $.001 par value, 100,000,000 authorized; 31,203,213 shares issued and outstanding as of March 31, 2014 and 31,158,347 shares issued and outstanding as of March 31, 2013	31,000	31,000
Additional paid-in capital	58,752,000	58,616,000
Accumulated deficit	(48,476,000)	(44,212,000)
Total shareholders' equity	10,307,000	14,435,000
Total Liabilities and Shareholders’ Equity	$20,201,000	$22,216,000

See Notes to Consolidated Financial Statements.

ADVANCED PHOTONIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Fiscal Years Ended March 31, 2014 and March 31, 2013

	2014	2013

Sales, net	$29,041,000	$23,649,000
Cost of products sold	19,433,000	14,823,000
Gross profit	9,608,000	8,826,000

Operating expenses:
Research, development and engineering expenses	4,975,000	5,683,000
Sales and marketing expenses	2,562,000	2,093,000
General and administrative expenses	4,482,000	4,254,000
Amortization expense – intangible assets	1,029,000	1,181,000
Total operating expenses	13,048,000	13,211,000
Loss from operations	(3,440,000)	(4,385,000)

Other income (expense):
Interest income	8,000	10,000
Interest expense	(652,000)	(202,000)
Change in fair value of warrant liability	(117,000)	168,000
Other income (expense)	(63,000)	22,000
Total other expense	(824,000)	(2,000)
Loss before benefit for income taxes	(4,264,000)	(4,387,000)

Benefit for income taxes	--	--
Net loss and comprehensive loss	$(4,264,000)	$(4,387,000)

Basic and diluted loss per share	$(0.14)	$(0.14)

Weighted average common shares outstanding	31,227,000	31,161,000

See Notes to Consolidated Financial Statements.

ADVANCED PHOTONIX, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Fiscal Years Ended March 31, 2014 and March 31, 2013
(In thousands, except share data)

	Class A Common Shares	Class A Common Amount	Additional Paid-in Capital	Accumulated Deficit	Total
BALANCE, MARCH 31, 2012	31,159,431	$31	$58,446	$(39,825)	$18,652
Exercise of stock options	1,716	--	3	--	3
Forfeiture of restricted shares	(2,800)	--	--	--	--
Stock based compensation	--	--	167	--	167
Net loss	--	--	--	(4,387)	(4,387)
BALANCE, MARCH 31, 2013	31,158,347	31	58,616	(44,212)	14,435
Exercise of stock options	5,193	--	5	--	5
Issuance of restricted shares	90,000	--	--	--	--
Forfeiture of restricted shares	(18,636)	--	--	--	--
Correction to outstanding shares	(31,691)	--	--	--	--
Income taxes paid on stock grant	--	--	(8)	--	(8)
Stock based compensation	--	--	139	--	139
Net loss	--	--	--	(4,264)	(4,264)
BALANCE, MARCH 31, 2014	31,203,213	$31	$58,752	$(48,476)	$10,307

See Notes to Consolidated Financial Statements.

ADVANCED PHOTONIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the fiscal years ended March 31, 2014 and March 31, 2013

	2014	2013
Cash flows from operating activities:
Net loss	$(4,264,000)	$(4,387,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,489,000	785,000
Amortization of intangible assets	1,029,000	1,181,000
Amortization of debt discount	186,000	29,000
Stock based compensation expense	139,000	167,000
Change in fair value of warrant liability	117,000	(168,000)
Changes in operating assets and liabilities:
Accounts receivable	(97,000)	(150,000)
Inventories	(844,000)	71,000
Prepaid expenses and other assets	442,000	(429,000)
Accounts payable	832,000	596,000
Accrued expenses	126,000	84,000
Net cash used in operating activities	(845,000)	(2,221,000)

Cash flows from investing activities:
Capital expenditures	(136,000)	(408,000)
Patent expenditures	(285,000)	(181,000)
Cash paid for Silonex net assets	--	(900,000)
Net cash used in investing activities	(421,000)	(1,489,000)

Cash flows from financing activities:
Payments on bank term loan	(361,000)	(333,000)
Payments on bank line of credit	--	(500,000)
Proceeds from bank line of credit	2,147,000	--
Payments on MEDC/MSF term loans	(276,000)	(531,000)
Proceeds from PFG Loan	--	2,500,000
Payments on PFG Loan	(714,000)	(59,000)
Payments on capital leases	(26,000)
Income taxes paid on stock grant	(8,000)
Proceeds from exercise of stock options	5,000	3,000
Net cash provided by financing activities	767,000	1,080,000
Net decrease in cash and cash equivalents	(499,000)	(2,630,000)
Cash and cash equivalents, beginning of year	619,000	3,249,000
Cash and cash equivalents, end of year	$120,000	$619,000

Supplemental cash flow information:
Cash paid for interest	$398,000	$115,000
Cash paid for income taxes	$--	$--
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment through capital lease	$82,000	--

See Notes to Consolidated Financial Statements.

ADVANCED PHOTONIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014 and March 31, 2013

1. The Company

Advanced Photonix, Inc. ® (API) was incorporated under the laws of the State of Delaware in June 1988.  API and its subsidiaries (the Company, we, us or API) are a leading supplier of optoelectronic semiconductors which are packaged into components, sub-systems and full systems for high-speed optical receivers (HSOR), custom optoelectronic products and Terahertz (THz) instrumentation, serving a variety of global markets.  The Company supports its customers from the initial concept and design phase of the product, through testing to full-scale production.  The Company has two manufacturing facilities located in Camarillo, California and Ann Arbor, Michigan.

2. Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the financial statements of the API and its wholly-owned subsidiaries (Silicon Sensors, Inc., Picometrix, LLC and Advanced Photonix Canada, Inc.).  The functional currency of all locations is the US dollar.  All significant inter-company balances and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09 – Revenue from Contracts with Customers (Topic 606). The amendments in this ASU create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. In addition, the amendments supersede the cost guidance in Subtopic 605-35, Revenue Recognition—Construction-Type and Production-Type Contracts, and create a new Subtopic 340-40, Other Assets and Deferred Costs—Contracts with Customers. In summary, the core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The amendments in this ASU are effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period.  Early adoption is not permitted.  The Company is currently assessing the impact this ASU will have on its future financial statements.

Reclassifications
Certain prior year balances have been reclassified in the consolidated financial statements to conform to the current year presentation.

Operating Segment Information
FASB guidance establishes annual and interim reporting standards for operating segments and requires certain disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenue, and its major customers. Operating segments are defined as components of an enterprise that engage in business activities for which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. API’s chief operating decision makers are its chief executive officer and chief operating officer, who review financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. API has one business activity: light and radiation detection devices also known as photodiodes.

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

Fair Value of Financial Instruments
The carrying value of all short term financial instruments potentially subject to valuation risk (principally consisting of cash equivalents, accounts receivable, and accounts payable) approximates fair value based upon the short term nature of these instruments.  In the case of MEDC/MSF term debt, the bank line of credit, the PFG debt and the bank term debt, the carrying value approximates fair value based upon prevailing interest rates available to the Company.  In the case of new capital lease debt, the carrying value approximates fair value as this debt was entered into in during the current year and interest rates have not changed significantly during the year for this type of debt.

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

Accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible.  The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Any unanticipated change in the customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. As of March 31, 2014, one customer individually comprised 19% of accounts receivable.  As of March 31, 2013, one customer individually comprised 12% of accounts receivable.  The allowance for doubtful accounts was $20,000 and $56,000 on March 31, 2014 and March 31, 2013, respectively.

Concentration of Credit Risk
Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits.  We have never experienced any losses related to these balances.  As of March 31, 2013, approximately $190,000 was held at Silicon Valley Bank in excess of federally insured limits.  As of March 31, 2014, the $120,000 in cash held at banks was within federally insured limits.

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

Equipment and Leasehold Improvements
Equipment and leasehold improvements are stated at cost.  Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets, as follows:

Leasehold improvements	Term of lease or useful life, whichever is less
Machinery and equipment	5 – 7 years
Furniture and fixtures	3 – 7 years
Computer hardware	3 – 7 years
Computer software	3 – 5 years
Equipment under capital lease	Term of lease or useful life, whichever is less

Patents
Patents represent costs incurred in connection with patent applications.  Such costs are amortized using the straight-line method over the useful life of the patent once issued, or expensed immediately if any specific application is unsuccessful.

Impairment of Goodwill and Long-Lived Assets
As of March 31, 2014 and March 31, 2013, the consolidated balance sheet included $4.6 million of goodwill. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our business acquisitions.

Goodwill and intangible assets that are not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  During the year ended March 31, 2013, the Company adopted new FASB guidance relative to goodwill impairment whereby in its annual assessment of goodwill impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value before performing the two step quantitative impairment test.  If after assessing the totality of events or circumstances, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two step impairment test is not necessary.  Step one of the two step impairment test is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill.  Fair value of each reporting unit is determined by weighting fair values determined using a combination of a discounted cash flow approach, and observed enterprise to revenue multiples and precedent sales transactions multiples for companies in the reporting units’ peer group.  If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss shall be recognized in an amount equal to that excess.  The Company has selected March 31 as the date for its annual impairment test.

The Company continues to meet the criteria to report as a single reportable segment.  In fiscal 2013 and prior years, the Company had one reporting unit.  The nature of the production process was similar for the Company’s three product lines, manufacturing for the different product lines occurred in common facilities and the types and class of customers were in some cases similar across the three product lines.  However, as disclosed in Note 11, in the third quarter of fiscal 2014, the Company made the decision to begin outsourcing the silicon photodiode production that is used in the Optosolutions product line given sources in Asia became more cost effective.  In addition, the decision was made to provide access to the Asia market which management believes will benefit the Company as a whole.  Prior to that decision, the production of silicon photodiodes had been done in the Ann Arbor, Michigan facility using shared equipment with the HSOR and THz product lines.   As a result of the change from a shared manufacturing process for the three product lines and certain restructuring changes internally, the Company has concluded it can no longer aggregate its three product lines into one reporting unit for goodwill impairment purposes as of March 31, 2014 but instead considers there to be two reporting units as photodiode production remains common for the HSOR and THZ products and the types and classes of customers are similar as well.  The Company determined the fair value of the two reporting units by weighting fair values determined using a combination of a discounted cash flow approach, and observed enterprise values to revenues multiples and precedent sales transaction multiples for companies in the reporting units’ peer group.  using a combination of discounted cash flow, market multiples and precedent transactions for a product line or group of product lines.  Key assumptions used to determine the fair value of each reporting unit were (a) future expected cash flows; (b) estimated residual growth rates; (c) discount rates which were based on our estimates of the after tax weighted average cost of capital; (d) observed enterprise value to sales multiples for our peer group; and (e) enterprise to revenue multiples observed in precedent merger and acquisition transactions for our peer group.  Additionally, we consider our market capitalization in comparison to the aggregate fair value of the reporting units.

As a result of the changes in reporting units during the year, the Company allocated the $4.6 million of Goodwill to its two reporting units based on the reporting units’ relative fair value.  The Company then compared the fair value of the reporting units to their respective carrying value.  The Company’s valuation as of March 31, 2014 indicated there were no impairments of Goodwill for the two reporting units when computed as described above, with the fair value exceeding carrying value by at least 109% for both.

As noted above, API’s stock price is a significant factor in assessing fair value for purposes of the goodwill impairment test.  As of March 31, 2014, API’s market capitalization exceeded the shareholders’ equity balance of the Company by 91%.  If the Company’s market capitalization falls below the current carrying value for a sustained period, or the Company’s reporting units do not perform as expected, it is reasonably likely that an impairment assessment would be necessary and a non-cash charge to operating income may be recorded.

The carrying value of other long-lived assets, including amortizable intangibles, leasehold improvements, and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset (asset group) are less than the carrying value of the asset (asset group). The estimated cash flows include management’s assumptions of cash inflows and outflows directly resulting from the use of that asset, or group of assets used in conjunction with the specific asset or assets, in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset, or asset group, over its then estimated fair value. As a result of the current year operating loss, the Company performed an impairment evaluation.  The vast majority of the amortizing intangibles, leasehold improvements and equipment subject to the impairment test are in the combined HSOR and THz reporting unit.  Given the shared nature of the manufacturing process for photodiodes, the Company has determined the lowest level of cash flows to be the reporting unit.  The impairment analysis involved forecasting future undiscounted cash flows of the reporting unit over the estimated useful life of the primary asset of the group.  After performing this first step analysis, the Company concluded that as of March 31, 2014 there were no impairments indicated.

Revenue Recognition
Revenue is derived principally from the sales of the Company’s products when, persuasive evidence of an arrangement exists, usually in the form of a purchase order, when shipment has occurred or when services have been rendered since title and risk of loss typically transfer at shipment, the price is fixed or determinable and collection is reasonably assured in terms of both credit worthiness of the customer and there are no post shipment obligations or uncertainties with respect to customer acceptance.

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

The Company does not provide price protection or a general right of return.  The return policy only permits product returns for warranty and non-warranty repair or replacement and requires pre-authorization by the Company prior to the return. Credit or discounts, which have been historically insignificant, may be given at the Company’s discretion and are recorded when and if determined.

The Company predominantly sells directly to original equipment manufacturers with a direct sales force with limited sales through representatives, value added resellers (VAR) and distributors. Distributor and VAR sales represented approximately 11% of total revenue for the year ended March 31, 2014.  Significant terms and conditions of distributor agreements include FOB source, net 30 days payment terms, with no return and limited exchange rights, and no price protection.  Since the product transfers title to the distributor at the time of shipment, the products are not considered inventory on consignment.

Revenue is also derived from technology research and development contracts. API recognizes revenue from these contracts as services and/or materials are provided.  Government contract revenues represent approximately 5% and 15% of annual sales for the years ended March 31, 2014 and 2013, respectively.

Significant Customers
During the fiscal year ended March 31, 2014, there were two customers that accounted for 10% and 12% or more of the Company’s net sales, respectively.  During the fiscal year ended March 31, 2013, one customer accounted for 15% of the Company’s net sales.

Product Warranty
The Company generally sells products with a limited warranty of product quality. The Company accrues for known warranty issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity.  Accrued product warranty liability is included in Other Accrued expenses in the Consolidated Balance Sheets.

The following table presents the movement in the product warranty liability for the years ended March 31, 2014 and March 31, 2013.

	Years ended March 31,
	2014	2013
Beginning balance	$63,000	$24,000
Current period accruals	55,000	51,000
Used for purpose intended	(43,000)	(12,000)
Ending balance	$75,000	$63,000

Shipping and Handling Costs
The Company’s policy is to classify shipping and handling costs as a component of Costs of products sold in the Consolidated Statements of Operations.

Research and Development Costs
The Company charges all research and development costs, including costs associated with development contract revenues, to expense when incurred.  Manufacturing costs associated with the development of a new fabrication process or a new product are expensed until such times as these processes or products are proven through final testing and initial acceptance by the customer. Costs related to revenues on non-recurring engineering services billed to customers are generally classified as Cost of products sold.  The Company generally retains intellectual property rights related to paid research and development contracts.

Advertising Costs
Advertising costs are expensed as incurred.  Advertising expense was approximately $16,000 and $30,000 in fiscal 2014 and fiscal 2013, respectively, and is included in Sales and Marketing expenses in the Consolidated Statements of Operations.

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

The calculation of federal income taxes involves dealing with uncertainties in the application of complex tax regulations. The Company recognizes liabilities for uncertain tax positions based on a two-step process. The first step involves evaluating the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step involves estimating and measuring the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as the Company has to determine the probability of various possible outcomes. Our evaluation of uncertain tax positions is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.  The Company has taken no tax positions which would require disclosure.  Although the Internal Revenue Service (IRS) is not currently examining any of our income tax returns, tax filings for the fiscal years 2011 to 2013 remain open and are subject to examination.

Earnings per Share
Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.  Diluted EPS amounts are based upon the weighted average number of common and common equivalent shares outstanding during the period. The Company uses the treasury stock method to calculate the impact of outstanding stock options and warrants. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.    All common stock equivalents have been excluded from the calculation of Diluted EPS due to the net loss in both the years ended March 31, 2014 and 2013.

3.   Inventories

Inventories consisted of the following at March 31:

	2014	2013
Raw material	$3,093,000	$2,600,000
Work-in-process	954,000	782,000
Finished products	702,000	523,000
Inventories	$4,749,000	$3,905,000

4.   Equipment and Leasehold Improvements

Equipment and leasehold improvements consisted of the following at March 31:

	2014	2013
Machinery and equipment	$10,320,000	$9,967,000
Furniture and fixtures	744,000	746,000
Leasehold improvements	1,027,000	1,083,000
Computer hardware	720,000	697,000
Capitalized software	1,092,000	1,087,000
Total assets	13,903,000	13,580,000
Accumulated depreciation	(11,813,000)	(10,338,000)
	2,090,000	3,242,000
Construction-in-process	54,000	173,000
Net equipment and leasehold improvements	$2,144,000	$3,415,000

Depreciation expense for the fiscal years ended March 31, 2014 and 2013 was approximately $1.5 million and $785,000, respectively.  As disclosed in Note 11, due to the outsourcing of the manufacturing of silicon photodiodes used in the Optosolutions products, the Company determined that an accelerated depreciation charge of approximately $608,000 was necessary to the state the net book value of the idle assets at amounts that could be obtained if the equipment was sold to third party buyers.

5.  Intangible Assets and Goodwill

Intangible Assets
Intangible assets that have or will have definite lives consist of the following (in thousands):

			March 31, 2014
	Original Average Lives in Years	Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net

Customer list	15	Straight Line	$190	$113	$77
Trademarks	15	Cash Flow	2,270	1,267	1,003
Technology	10	Cash Flow	10,950	10,672	278
Distribution rights	7	Straight Line	148	23	125
Patents pending			795	--	795
Patents		Straight Line	1,108	444	664
Total Intangibles			$15,461	$12,519	$2,942

			March 31, 2013
	Original Average Lives in Years	Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net

Customer list	15	Straight Line	$190	$100	$90
Trademarks	15	Cash Flow	2,270	1,105	1,165
Technology	10	Cash Flow	10,950	9,946	1,004
Distribution rights	7	Straight Line	148	2	146
Patents pending			672	--	672
Patents		Straight Line	946	337	609
Total Intangibles			$15,176	$11,490	$3,686

Amortization expense was approximately $1.0 million and $1.2 million for the years ended March 31, 2014 and March 31, 2013, respectively.  The current patents held by the Company have useful lives ranging up to 20 years.

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

Assuming no impairment to the intangible value, future amortization expense for intangible assets and patents are as follows:

Intangible Assets and Patents (000’s)(a)
2015	$457
2016	474
2017	322
2018	322
2019	314
2020 and thereafter	258
Total	$2,147

 (a) Patent pending costs of $795,000 are not included in the chart above.  These costs will be amortized beginning the month the patents are granted.

Goodwill
Goodwill reflected on the consolidated balance sheets as of March 31, 2014 and March 31, 2013 is net of previously recorded impairment charges of $954,000.

6. Debt

Bank Debt
On January 31, 2012, API entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB” and such agreement as amended from time to time, the “SVB Loan Agreement”) and a related Loan and Security Agreement (Ex-IM Loan Facility) with SVB (as amended from time to time, the “SVB Ex-Im Loan Agreement”, and together with the SVB Loan Agreement, the “SVB Loan Agreements”) that provided for a three-year $1 million term loan that, as amended through June 2014, expires in March 2015, and a $5 million line of credit with a $3 million export-import facility sublimit that, as amended through June 2014, expires in June 2016. Subsequent to the execution of the original SVB Loan Agreements, there have been eight amendments that have modified the financial covenants, allowed for the acquisition of substantially all of the operating assets of Silonex, Inc. (“Silonex”), allowed the Company to enter into the loan agreement with Partners for Growth III, L.P. (“PFG” and such agreement as amended from time to time as the “PFG Loan Agreement) as described below and extended the maturity date of the line of credit from January 2014 to June 2016.

The SVB Loan Agreements as amended contained December 2013 and January 2014 financial covenants that required the Company to maintain a minimum liquidity ratio of 2.25 to 1.00 and a minimum trailing three month adjusted EBITDA, measured monthly of (1) a negative $300,000 for each fiscal month during the period July through October 2013; and (2) $1 for each fiscal month during the period November 2013 through February 2014.

As of December 27, 2013 and January 24, 2014, the Company was not in compliance with the then existing minimum adjusted EBITDA covenant of $1 for the three months ended December 27, 2013 and January 31, 2014, respectively, and as of January 31, 2014, the Company was also not in compliance with the then existing minimum liquidity ratio of 2.25 to 1.00.  In addition, the foregoing defaults triggered the cross-default provisions under each of the SVB Loan Agreements and the loan with PFG under the PFG Loan Agreement.  Consequently, under the terms of each agreement, SVB and PFG were both entitled to proceed against the collateral provided as security for the loans issued thereunder upon an event of default subject, in PFG’s case, to any rights that SVB may have in that same collateral.

On February 10, 2014, API entered into separate Forbearance Agreements with SVB and PFG pursuant to which and subject to certain exceptions, each of SVB and PFG agreed not to proceed against the collateral securing their respective loans until February 28, 2014.  On March 5, 2014, the Company entered into separate amendment agreements with SVB and PFG where, among other things, (i) SVB agreed to extend the maturity date of the Company’s $5 million line of credit to May 31, 2014; (ii) the minimum trailing three month adjusted EBITDA covenant was reset to a negative $1.2 million for the fiscal month ended February 28, 2014, a negative $800,000 for the fiscal month ended March 31, 2014, a negative $600,000 for the fiscal month ended April 30, 2014 and a positive $1 for the fiscal month ending May 31, 2014; (iii) the existing minimum liquidity ratio covenant was reset to 1.30 to 1.00 as of February 28, 2014, and 2.25 to 1.00 for each month thereafter through May 2014; and (iv) each of SVB and PFG waived the existing defaults.  In addition to the payment of an amendment fee, the Company agreed to pay each of SVB and PFG additional fees of up to $50,000 and $75,000, respectively, no later than May 31, 2014 (the “Tail Fees”).

On April 30, 2014, API entered into separate amendment agreements with SVB and PFG where, among other things, (i) SVB agreed to extend the maturity date of the $5 million line of credit to July 31, 2014; (ii) the trailing three month adjusted EBITDA covenant was reset to a negative $800,000 for the fiscal month ended March 31, 2014, a negative $600,000 for the fiscal month ended April 30, 2014, a negative $250,000 for the fiscal months ending May 31, 2014 and June 30, 2014 and a positive $1 for the fiscal month ending July 31, 2014; and (iii) the existing minimum liquidity ratio covenant was reset to 1.30 to 1.00 as of March 31, 2014 through May 31, 2014, and 2.00 to 1.00 for each month thereafter through July 2014.  In addition to the payment of an amendment fee, the Company agreed to pay each of SVB and PFG their respective Tail Fee and, commencing with the month ended May 31, 2014, an additional fee of $15,000 and $20,000, respectively, for each month that the liquidity ratio is less than 2.00 to 1.00 as of the last day of the month under measurement.

On June 6, 2014, API received approximately $2,657,000 in proceeds before expenses from a secondary placement of 5,391,304 shares of Class A Common Stock through a firm underwriting by B Riley & Co., LLC.  On June 10, 2014, the underwriter exercised the option on an additional 808,696 shares of Class A Common Stock for proceeds before expenses of $398,606.  The net proceeds were used to pay down the existing line of credit with SVB and certain related fees.  On June 20, 2014, API signed separate amendments with SVB and PFG where, among other things, (i) SVB agreed to extend the maturity date of the Company’s  line of credit to June 2016, (ii) all parties agreed to a six month trailing adjusted EBTIDA covenant, measured at each fiscal month end, of negative $850,000 through June 2014, negative $300,000 for July through September 2014, a positive $1 for October through December 2014 and $100,000 each month thereafter subject to reset upon the submission of the fiscal 2016 budget but no lower than $100,000 on a rolling six month basis, (iii) all parties agreed to adjust the  minimum liquidity ratio, as defined, to be 1.30 to 1.00 for months ending prior to June 2014 and 2.00 to 1.00 for all months on or after June 2014 as measured at each month end, and (iv) SVB restored an interest rate matrix based on the covenant performance that results in an interest rate on the line of credit to range from prime rate plus 50 basis points up to prime rate plus 400 basis points and an interest rate on the term loan to range from prime plus 75 basis points up to prime plus 450 basis points.  The agreements confirmed the obligation to pay the previously agreed Tail fees of $50,000 and $75,000 to SVB and PFG respectively, associated attorney fees for the amendment, but waived the added tail fees for May 2014 of $15,000 and $20,000 respectively.

The interest rates on the SVB term loan and line of credit as of March 31, 2014 were 7.75% and 7.25%, respectively. The Company had approximately $2.1 million outstanding on the SVB line of credit with approximately $2.0 million in borrowing capacity as of March 31, 2014.  As of June 24, 2014, the Company has paid off the entire outstanding balance of the line of credit.

The EX-IM Loan Facility is guaranteed by the API’s subsidiaries and all borrowings under the SVB Loan Agreements are secured by a first priority security interest granted to SVB over substantially all of the Company’s respective assets.  As of March 31, 2014, the Company was in compliance with the related liquidity and adjusted EBITDA covenant with SVB based on the agreement as of that date.  Based on the current projections, the Company expects to remain in compliance with the SVB loan covenants through at least March 2015 using the covenants agreed with SVB in June 2014.

Total interest payments made to the bank during the years ended March 31, 2014 and March 31, 2013 were approximately $107,000 and $54,000, respectively.

Partners for Growth Secured Debt
On February 8, 2013, API entered into a $2.5 million secured Loan and Security Agreement with PFG that is subordinated to the SVB Loan Agreements.  Pursuant to the terms of the agreement, the Company is obligated to make monthly principal payments of $59,524, plus accrued interest at 11.75% through maturity in August 2016.  As part of the consideration for and as a closing condition to the PFG Loan Agreement, the Company agreed to grant PFG and certain of its affiliates warrants to purchase up to 1,195,000 shares of the Company’s Class A Stock (the “Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act. 995,000 of the shares issuable under the Warrants were granted at an initial strike price equal to $0.50 per share (the “Tier 1 Warrants”), and the remaining 200,000 shares issuable under the Warrants were granted at an initial strike price equal to $1.00 per share (“$1.00 Warrants”).  Included in the PFG Loan Agreement were certain revenue and adjusted EBITDA goals which if hit would have reduced the interest rate from 11.75% to 9.75% and cancelled 200,000 of the warrants.  The Company has not achieved those goals during the year and so the interest rate for the remaining life of the loan remains at 11.75% and 1,195,000 warrants remain outstanding as of March 31, 2014.

The Warrants contain full-ratchet anti-dilution provisions that will result in proportional adjustments to the exercise price and the number of shares issuable under the PFG Warrant Agreements in the event that the Company conducts a stock split, subdivision, stock dividend or combination, or similar transaction. The PFG Warrant Agreements also include a net exercise provision pursuant to which warrant holders will receive the number of shares equal to (x) the product of (A) the number of Warrants exercised multiplied by (B) the difference between (1) the fair market value of a share of Class A Stock (with fair value generally being equal to the highest closing price of the Company’s Class A Stock during the 45 consecutive trading days prior to the date of exercise) and (2) the strike price of the Warrant, (y) divided by the fair market value of a share of Class A Stock.  In addition, in the event the Company is acquired, liquidates, conducts a public offering, or the Warrants expire, each warrant holder will have the right to “put” its Warrants to the Company in exchange for a per share cash payment that varies with the number of shares issuable under each Warrant, but in the aggregate will not exceed $250,000.

The PFG Loan Agreements as amended through December 2013 and January 2014, contained financial covenants that required the Company to maintain a minimum liquidity ratio of 2.25 to 1.00 and a minimum trailing three month adjusted EBITDA, measured monthly of (1) a negative $300,000 for each fiscal month during the period July through October 2013; and (2) $1 for each fiscal month during the period November 2013 through February 2014.

As of December 27, 2013 and January 24, 2014, API was not in compliance with then existing adjusted minimum EBITDA covenant of $1 for the three months ended December 27, 2013 and January 24, 2014, respectively, and as of January 24, 2014, API was  also not in compliance with the then existing minimum liquidity ratio of 2.25 to 1.00.  In addition, the foregoing defaults triggered the cross-default provisions under each of the SVB Loan Agreements and the loan with PFG.  Consequently, under the terms of each agreement, SVB and PFG were both entitled to proceed against the collateral provided as security for the loans issued thereunder upon an event of default subject, in PFG’s case, to any rights that SVB may have in that same collateral.

On February 10, 2014, API entered into separate Forbearance Agreements with SVB and PFG pursuant to which and subject to certain exceptions, each of SVB and PFG agreed not to proceed against the collateral securing their respective loans until February 28, 2014.  On March 5, 2014, the Company entered into separate amendment agreements with SVB and PFG where, among other things, the minimum trailing three month adjusted EBITDA covenant was reset to a negative $1.2 million for the fiscal month ended February 28, 2014, a negative $800,000 for the fiscal month ended March 31, 2014, a negative $600,000 for the fiscal month ended April 30, 2014 and a positive $1 for the fiscal month ending May 31, 2014;  the existing minimum liquidity ratio covenant was reset to 1.30 to 1.00 as of February 28, 2014, and 2.25 to 1.00 for each month thereafter through May 2014; and each of SVB and PFG waived the existing defaults.  In addition to the payment of an amendment fee, the Company agreed to pay each of SVB and PFG additional fees of up to $50,000 and $75,000, respectively, no later than May 31, 2014 (the “Tail Fees”).

On April 30, 2014, API entered into separate amendment agreements with SVB and PFG where, among other things the trailing minimum three month adjusted EBITDA covenant was reset to a negative $800,000 for the fiscal month ended March 31, 2014, a negative $600,000 for the fiscal month ended April 30, 2014, a negative $250,000 for the fiscal months ending May 31, 2014 and June 30, 2014 and a positive $1 for the fiscal month ending July 31, 2014; and the existing minimum liquidity ratio covenant was reset to 1.30 to 1.00 as of March 31, 2014 through May 31, 2014, and 2.00 to 1.00 for each month thereafter through July 2014.  In addition to the payment of an amendment fee, the Company agreed to pay each of SVB and PFG their respective Tail Fee and, commencing with the month ended May 31, 2014, an additional fee of $15,000 and $20,000, respectively, for each month that the liquidity ratio is less than 2.00 to 1.00 as of the last day of the month under measurement.

On June 20, 2014, API signed a separate amendments with SVB and PFG where, among other things, both parties agreed to a minimum six month trailing adjusted EBTIDA covenant, measured at each fiscal month end, of negative $850,000 through June 2014, negative $300,000 for July through September 2014, a positive $1 for October through December 2014 and $100,000 each month thereafter subject to reset upon the submission of the fiscal 2016 budget but no lower than $100,000 on a rolling six month basis, both parties agreed to adjust the  minimum liquidity ratio, as defined, to be 1.30 to 1.00 for months ending prior to June 2014 and 2.00 to 1.00 for all months on or after June 2014 as measured at each month end.  The agreements confirmed the obligation to pay the previously agreed Tail fees of $50,000 and $75,000 to SVB and PFG respectively, associated attorney fees for the amendment, but waived the added tail fees for May of $15,000 for SVB and $20,000 for PFG.

The Company was in compliance with its loan covenants with PFG as of March 31, 2014 which were substantially the same as with SVB as of that date.  Based on current projections, the Company expects to be in compliance with the revised PFG loan covenants through at least March 2015 using the covenants agreed with PFG in June 2014.

The Company determined the fair value of the warrant as of the issuance date to be $434,000.  Pursuant to the accounting literature, a debt discount and a warrant liability were established as of the issuance date with the debt discount amortized over the life of the loan on an effective interest method.  As of March 31, 2014, there was $218,000 in remaining unamortized debt discount offset against the PFG long term debt principal.  See Note 9 to the Consolidated Financial Statements for additional information on the PFG warrants.

Total interest payments made to PFG during the years ended March 31, 2014 and March 31, 2013 were approximately $253,000 and $12,000, respectively.

MEDC/MSF Loans
In fiscal years 2005 and 2006, we entered into two unsecured loan agreements that are currently held by the Michigan Economic Development Corporation (“MEDC” and such agreement the “MEDC Loan Agreement”) and a MEDC affiliate, the Michigan Strategic Fund (“MSF” and such agreement the “MSF Loan Agreement”) pursuant to which we borrowed an aggregate of amount of $2.2 million. As amended, payments on the approximately $327,000 in principal outstanding, as of March 31, 2014, under each of the MEDC Loan Agreement and MSF Loan Agreement are deferred until they mature on December 1, 2014 and November 1, 2014, respectively, at which time the entire remaining balance under each loan agreement becomes due and payable. The interest rate under both of the loans was 5.00% as of March 31, 2014.

Interest payments made to the MEDC/MSF were approximately $33,000 and $49,000 during the years ended March 31, 2014 and March 31, 2013, respectively.

Capital Leases
During fiscal 2014, the Company purchased certain equipment through several capital leases with monthly principal payments of $1,700 plus interest with some maturities extending to 2019.  The leases are collateralized by the associated equipment.

Interest payments made to the lessors for the year ended March 31, 2014 totaled $4,000.

The current debt principal and maturities of all outstanding debt are included in the table below.  The PFG loan balance below reflects the remaining principal on the amortizing term loan but is shown net of a debt discount of $218,000 on the Company’s balance sheet.

Debt Maturity Table (in 000’s)
			Debt Maturities
	Balance 3/31/13	Balance 3/31/14	FY2015	FY2016	FY2017	FY2018	FY2019	FY2020 & Beyond
Credit Line – Silicon Valley Bank	$--	$2,147	$2,147	$--	$--	$--	$--	$--
Term Loan – Silicon Valley Bank	667	306	306	--	--	--	--	--
Partners for Growth Loan	2,441	1,726	714	714	298	--	--	--
MEDC/MSF loans	930	654	654	--	--	--	--	--
Capital Leases		56	20	11	11	12	2
TOTAL	$4,038	$4,889	$3,841	$725	$309	$12	$2	$--

7.   Capitalization

The Company’s Certificate of Incorporation provides for one class of common stock: Class A Common Stock, par value $.001, for which 100,000,000 shares are authorized for issuance.  The holder of each share of Class A Common Stock is entitled to one vote per share.

The Company’s Certificate of Incorporation also authorizes the issuance of 10,000,000 shares of Preferred Stock, of which 780,000 shares have been designated Class A Redeemable Convertible Preferred Stock with a  par value of $0.001 per share, none of which have been issued.

8.   Stock Based Compensation

The Company has three equity award plans:  The 1997 Employee Stock Option Plan, the 2000 Stock Option Plan and the 2007 Equity Incentive Plan.  As of December 30, 2011, no additional awards may be issued under either the 1997 Employee Stock Option Plan or the 2000 Stock Option Plan.  There are 2,500,000 shares authorized for issuance under the 2007 Equity Incentive Plan, with 220,295 shares remaining available for future grant as of March 31, 2014.

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

Stock option transactions for fiscal years 2013 and 2014 are summarized as follows:

	Shares (000)	Weighted Average Exercise Price	Weighted Average Term (in years)	Aggregate Intrinsic Value
Outstanding, March 31, 2012	2,267	$1.75	5.77	$32,000
Exercisable, March 31, 2012	1,994	$1.88	5.18	$15,000

Outstanding, March 31, 2012	2,267	$1.75
Granted	192	$0.63
Exercised	(5)	$0.44
Expired	(62)	$1.73
Outstanding, March 31, 2013	2,392	$1.66	4.64	$3,000
Exercisable, March 31, 2013	2,142	$1.76	4.19	$3,000

Outstanding, March 31, 2013	2,392	$1.66
Granted	24	$0.48
Exercised	(11)	$0.44
Expired	(234)	$1.55
Outstanding, March 31, 2014	2,171	$1.66	3.97	$22,000
Exercisable, March 31, 2014	2,017	$1.75	3.67	$19,000
Vested & expected to Vest, March 31, 2014	2,136	$1.70	3.88	$22,000

Information regarding stock options outstanding as of March 31, 2014 is as follows:

		Options Outstanding
	(in 000s)	Weighted Average	Weighted Average
Price Range	Shares	Exercise Price	Remaining Life

$0.50 - $1.25	525	$0.71	7.48
$1.26 - $2.50	1,396	$1.82	3.11
$2.51 - $5.34	250	$2.83	1.41

		Options Exercisable
	(in 000s)	Weighted Average	Weighted Average
Price Range	Shares	Exercise Price	Remaining Life

$0.50 - $1.25	371	$0.67	7.32
$1.26 - $2.50	1,396	$1.82	3.11
$2.51 - $5.34	250	$2.83	1.41

The intrinsic value of options exercised in fiscal years 2014 and 2013 was approximately $2,000 and $1,000, respectively.

During fiscal 2014, restricted shares were issued to certain individuals.  The restricted share transactions are summarized below for fiscal 2014 and 2013:

	Shares (000)	Weighted Average Grant Date Fair Value
Unvested, March 31, 2012	246	$0.84
Granted	--	$--
Vested	(115)	$0.80
Expired	(3)	$0.76
Unvested, March 31, 2013	128	$0.87
Granted	90	$0.58
Vested	(108)	$0.76
Expired	(26)	$0.68
Unvested, March 31, 2014	84	$0.76

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
●
A dividend yield of zero has been assumed for awards issued during the years ended March 31, 2014 and March 31, 2013, based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.

●
The Company has based its risk-free interest rate assumption for awards issued during the years ended March 31, 2014 and March 31, 2013 on the implied yield available on U.S. Treasury issues with an equivalent expected term.

●
The forfeiture rate, for awards issued for the year ended March 31, 2014 was approximately 24.9% and March 31, 2013 was approximately 17.1%, and was based on the Company’s actual historical forfeiture history.

	Year Ended
	March 31, 2014	March 31, 2013
Option Plan Shares:
Expected term (in years)	6.3	6.3
Volatility	68.4%	66.8%-67.0%
Expected dividend	0.0%	0.0%
Risk-free interest rate	1.07%	0.59%-1.05%
Weighted-average grant date fair value	$0.30	$0.38

The table below lists the classification of the stock based compensation expense for the years ended March 31, 2014 and March 31, 2013.

	2014	2013
Cost of products sold	$6,000	$15,000
Research and development expense	20,000	45,000
General and administrative expense	89,000	94,000
Sales and marketing expense	24,000	13,000
Total Stock Based Compensation	$139,000	$167,000

At March 31, 2014, the total stock-based compensation expense related to unvested stock options and restricted shares granted to employees and directors under the Company’s stock plans but not yet recognized was approximately $87,000. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 1.3 years and will be adjusted for subsequent changes in estimated forfeitures.

9.  Equity

Warrants
The schedule below shows the outstanding warrants at March 31, 2014 and March 31, 2013:

Warrants Outstanding & Exercisable
	Shares 2014	Shares 2013	Weighted Average Exercise Price 2014	Remaining Life (in yrs) at 3/31/14
2010 Warrants	267,196	267,196	$1.376	1.7
PFG Warrants	995,000	995,000	$0.500	3.9
PFG Warrants	200,000	200,000	$1.000	3.9
Total	1,462,196	1,462,196

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

For the years ended March 31, 2014 and 2013, the Company recorded expense and income in its Consolidated Statements of Operations of $117,000 and $168,000, respectively.   The fair value of the liability warrants outstanding was approximately $409,000 and $292,000 at March 31, 2014 and 2013, respectively.

The fair value of the liability warrants was estimated using the Monte Carlo option pricing model using the following assumptions:

	March 31, 2014		March 31, 2013
	PFG Warrants	2010 Warrants	PFG Warrants	2010 Warrants
Contractual term in years	3.9	1.7	4.9	2.7
Volatility	65.6%	69.5%	74.1%	70.2%
Expected dividend	--	--	--	--
Risk-free interest rate	1.25%	0.34%	0.76%	0.33%

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

The following chart represents the activity in the Company’s Level 3 warrant liability during the years ended March 31, 2014 and 2013.

	Year Ended March 31,
	2014	2013
Level 3 Warrants, beginning of year	$292,000	$26,000
Addition – PFG Warrants, initial fair value	--	434,000
Change in fair value of warrant liability	117,000	(168,000)
Level 3 Warrants, end of year	$409,000	$292,000

MEDC Put Option
In May 2010, the Company entered into a debt conversion agreement with the MEDC whereby the MEDC converted the accrued and unpaid interest as of November 30, 2009 totaling $562,336 into 1,041,363 unregistered shares of our Class A Common Stock at a price per share of $0.54 (market value of the stock on the day of conversion).  In addition, the Company granted MEDC a put option to sell back the shares received pursuant to the debt conversion agreement in the event of a trigger event as defined in the debt conversion agreement.  Given the conditions under which the put may be exercised are in the control of the Company, a liability for the fair value of the put option has not been recorded.

Equity Issuance
The Company entered into an underwriting agreement (the “Underwriting Agreement”) with B. Riley & Co., LLC, (the “Underwriter”) as sole underwriter for the offer and sale in a firm commitment underwritten public offering of 5,391,304 shares of the Company’s Common Stock at a price to the public of $0.530 per share ($0.493 per share, net of underwriting discounts) (the “Offering”). Pursuant to the Underwriting Agreement, the Company also (i) granted to the Underwriter a 30-day option to purchase up to an additional 808,696 shares of Common Stock to cover over-allotments, if any, at the same price and (ii) agreed to reimburse the Underwriter for certain of its out-of-pocket expenses.

The Offering was (i) made pursuant to a prospectus supplement dated May 30, 2014, and an accompanying prospectus dated May 5, 2014 pursuant to the Company’s existing shelf registration statement on Form S-3 (File No. 333-195689), which was filed with the Securities and Exchange Commission on May 5, 2014 and declared effective by the Commission on May 12, 2014; and (ii) subject to the satisfaction of customary closing conditions for transactions of this nature including, but not limited to, NYSE MKT approval of the Company’s additional listing application to list the Common Stock issued accordance with the Underwriting Agreement on NYSE MKT (the “Additional Listing Application”).  On June 5, 2014, NYSE MKT approved the Additional Listing Application and the Offering closed on June 6, 2014, when the Company and Underwriter satisfied the other closing conditions.  The Underwriter on June 9, 2014 provided notice to the Company of their intent to purchase the over allotment shares and the offering closed on June 12, 2014.

The net proceeds to the Company from selling 6,200,000 shares of the Company’s Common Stock in the Offering, after underwriting discounts and estimated transaction expenses, were approximately $2.9 million. The Company has used the proceeds to pay down the existing line of credit with SVB.

10.  Silonex Net Asset Purchase

On March 1, 2013, the Company, through its Advanced Photonix Canada (APC), Inc. subsidiary, acquired substantially all the operating assets and assumed certain liabilities of Silonex, Inc.’s business for $900,000 in cash, which was primarily funded with the PFG loan proceeds.  Silonex designed, manufactured and marketed optoelectronic devices and sensor solutions to various vertical markets, including Industrial Controls, Banking, Vending, Medical and Telecommunications.  The products, customers and business operations are complimentary to, and have minimal overlap with, the Company’s Optosolutions product line, and broaden the Company’s overall supply channel due to Silonex’s existing relationships with Chinese manufacturers.  The results of operation of APC have been included in the consolidated financial statements since the date of the acquisition.

The following table presents the allocation of the purchase price to the net assets acquired based on their fair values:

Net Assets Acquired	Allocation
Receivables	$299,000
Inventories	382,000
Prepaid and other current assets	12,000
Equipment and leasehold improvements	491,000
Distribution rights	148,000
Total assets acquired	$1,332,000

Accounts payable	$361,000
Accrued compensation	62,000
Other liabilities	9,000
Total liabilities assumed	$432,000

Total net assets acquired	$900,000

The Company evaluated the potential for various types of intangible assets to determine the fair value of any acquired intangible assets.  Pursuant to the terms of the asset purchase agreement, API did not acquire any patent or trademarks, obtain any long term customer agreements or receive non-compete assurances so no value was assigned to these potential intangible assets.   Silonex had for the past 10 years focused on automotive designs which were retained by their parent.  As such, the Company did not acquire any in-process technology projects nor any established technology and therefore did not assign any value to this intangible class.  API did receive an established list of customers and rights to distribute the products worldwide which was valued at approximately $148,000.  Given the life cycle of a normal customer, a useful life of seven years is being used for amortization of the intangible asset.

Silonex was part of a privately owned company, and prepared financial statements with multiple charge out of costs, intercompany sales and royalty arrangements that do not reflect the actual operation of the business as acquired.  Therefore the Company has considered it impractical to reconstruct a full Statement of Operations on a proforma basis for fiscal 2013.  Given certain assumptions on China sales which were done on a royalty basis, the Company has been able to estimate the total sales for fiscal 2013 at approximately $3.5 million for a total of $26.9 million on a combined proforma basis.  Sales included in the Company’s fiscal 2013 results were approximately $298,000 and a loss of $76,000 due to acquisition costs which totaled approximately $100,000.  These costs are reflected in the general and administrative line of the Statement of Operations for fiscal 2013.  APC sales included in the Company’s fiscal 2014 results from operations were approximately $3.8 million.

11.  Restructuring

During the third quarter of fiscal 2014, the Company made the decision to begin outsourcing the manufacturing of silicon photodiodes that are used in the Optosolutions production line given sources in Asia became more cost effective.  In addition, the decision was made to provide access to the Asian market which management believes will benefit the Company as a whole.  This opportunity became apparent with the acquisition and integration of the net assets of Silonex and could achieve annual cost savings of $400,000 to $600,000 (unaudited) per year when fully implemented.  To prepare for the transition, an inventory level was built up and the fabrication assets idled during the quarter ended December 27, 2013.  The Company undertook a review of the alternative uses of the equipment and determined that an accelerated depreciation charge of approximately $608,000 was necessary in the quarter to state the net book value of the idled assets at amounts that could be obtained if the equipment was sold to independent third party buyers.  Employees affected by the shutdown of this manufacturing activity were provided severance of approximately $59,000, all of which was paid by March 31, 2014.  The total restructuring costs of $667,000 are reflected in the Cost of products sold section of the Statement of Operations for the year ended March 31, 2014.

12.  Foreign Sales

In fiscal 2014 and fiscal 2013, the Company had export sales of approximately $10.6 million and $5.0 million, respectively, made primarily to customers in North America, Asia and Europe.   All foreign sales are denominated in U.S. dollars.  Sales to specific countries, stated as a percentage of total sales, consist of the following:

	2014	2013
Canada	1%	0%
China	14%	3%
Germany	2%	1%
Israel	1%	1%
Italy	12%	8%
Japan	1%	4%
Singapore	1%	1%
Sweden	2%	1%
United Kingdom	2%	1%
All other countries	1%	1%
Total export sales	37%	21%

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

The Company’s matching program was in effect during fiscal 2013.  Effective April 1, 2013, the Company match portion of the 401(k) program was suspended for cost savings reasons.  The Company contributions and administration costs were approximately $11,000 and $283,000 for fiscal 2014 and fiscal 2013, respectively.

14.   Income Taxes

At March 31, 2014, the Company had net operating loss carry forwards for Federal income tax purposes of approximately $25.4 million that expire between 2017 and 2034, and approximately $6.5 million for California and Michigan state tax purposes that expire between 2017 and 2034.  The tax laws related to the utilization of loss carry forwards are complex and the amount of the Company’s loss carry forward that will ultimately be available to offset future taxable income may be subject to annual limitations under IRC Section 382 resulting from changes in the ownership of the Company’s common stock.

The Company performed an analysis to determine whether an ownership change under Section 382 of the Internal Revenue Code had occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of the net operating loss carry forwards attributable to periods before the change.  As of March 31, 2014, the Company believes there are no limitations on the use of these Federal NOLs.

At March 31, 2014, our net deferred tax asset before consideration of a valuation allowance was approximately $12.6 million, mainly consisting of net operating loss carry-forwards which expire at various amounts over an approximate 20 year period. In assessing the realizability of deferred tax assets, the Company has determined that at this time it is “more likely than not” that deferred tax assets will not be realized, primarily due to uncertainties related to its ability to utilize the net operating loss carry-forwards before they expire based on the negative evidence of its recent years history of losses, including tax losses in each of the last three years and cumulative taxable losses over the past three years, outweighing the positive evidence of taxable income projections in future years. The ultimate realization of these deferred tax assets is dependent upon the generation of future taxable income during those periods in which those temporary differences become deductible or within the periods before NOL carry forwards expire. As of both March 31, 2014 and 2013, the Company recorded a full valuation allowance on its net deferred tax.

Below are reconciliations between the provisions for income taxes compared with the amounts at the United States federal statutory rate:

Years Ended	March 31, 2014	March 31, 2013
Federal income tax at statutory rates	$(1,450,000)	$(1,537,000)
State income taxes, net of federal benefit	(187,000)	(368,000)
Expiration of NOL carry-forwards	--	204,000
Change in valuation allowance	1,505,000	1,925,000
Change in R&D credit carry-forwards	(179,000)	(287,000)
Permanent items	91,000	60,000
Change in deferred state tax rate	221,000	--
Foreign rate differential	(1,000)	3,000
Effective federal income tax	$0	$0

Foreign pretax earnings were not material in fiscal 2014 or 2013.

The Company’s net deferred tax assets (liabilities) consisted of the following components, as of March 31, 2014 and 2013:

	2014	2013
Sec. 263A adjustment	$50,000	$37,000
Inventory adjustments	814,000	777,000
Utility accruals	5,000	8,000
Warranty reserve	28,000	25,000
Accounts receivable allowance	7,000	11,000
Accrued vacation	125,000	122,000
Accrued professional fees	24,000	37,000
Accrued commissions	18,000	10,000
Charitable contributions	8,000	8,000
NOL carry forwards	8,903,000	8,194,000
Basis difference of intangible assets	(707,000)	(920,000)
Basis difference of equipment	(466,000)	(745,000)
R&D credits	3,682,000	3,379,000
Goodwill amortization	54,000	74,000
California Mfg. credit	16,000	39,000
AMT credit	20,000	20,000
Total	$12,581,000	$11,076,000
Valuation allowance	(12,581,000)	(11,076,000)
Net deferred tax asset	$0	$0

At March 31, 2014, the Company’s Federal and State R&D tax credit carry forwards totaled approximately $3.7 million. These will expire annually at March 31 over the next twenty years.

15.  Commitments & Contingencies

Leases
The Company leases all of its executive offices, research, marketing and manufacturing facilities under non-cancellable operating leases which are recorded to rent expense using the straight-line method.

The lease for the approximate 40,000 square foot facility located in Camarillo, California was amended in February 2014 and is now leased through March 2019.  The amendment reduced the square footage to approximately 29,000 square feet and reduced the monthly lease payment by 42%.  The monthly payment increases annually by 3% pursuant to the renewal terms.

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

With the acquisition of substantially all the operating assets of Silonex on March 1, 2013, the Company assumed approximately 6,000 square feet of research, manufacturing and administrative floor space in Montreal Canada.  This space is subject to annual renewal on the amount of space and rent each May.  APC elected to reduce their space down to 4,000 square feet effective May of 2014.

Minimum future lease payments under all non-cancellable operating leases are as follows:

2015	$892,000
2016	856,000
2017	860,000
2018	867,000
2019	875,000
Thereafter	705,000
Total	$5,055,000

Rent expense was approximately $1,069,000 and $1,007,000 in fiscal 2014 and fiscal 2013, respectively.

Legal
The Company is, from time to time, subject to legal and other matters in the normal course of its business.  While the results of such matters cannot be predicted with certainty, management does not believe that the final outcome of any pending matters will have a material effect on the financial position and results of operations of the Company.

16.   Quarterly Financial Data

The table below lists financial information (unaudited) by quarter for each of the two fiscal years ended March 31, 2014 and 2013.

2014	First	Second	Third	Fourth	Total Year
Sales, Net	$7,078,000	$7,536,000	$7,450,000	$6,977,000	$29,041,000
Cost of Products Sold	4,151,000	4,747,000	5,562,000	4,973,000	19,433,000
Gross Profit	2,927,000	2,789,000	1,888,000	2,004,000	9,608,000
Research, Development and Engineering Expenses	1,492,000	1,234,000	1,164,000	1,085,000	4,975,000
Sales, Marketing, General & Administrative Expenses	1,711,000	1,842,000	1,775,000	1,716,000	7,044,000
Net Loss	$(925,000)	$(578,000)	$(1,618,000)	$(1,143,000)	$(4,264,000)
Basic and Diluted Loss per Common Share	$(0.03)	$(0.02)	$(0.05)	$(0.04)	$(0.14)
Weighted Average Common Shares Outstanding	31,198,000	31,229,000	31,243,000	31,240,000	31,227,000

2013	First	Second	Third	Fourth	Total Year
Sales, Net	$6,216,000	$5,586,000	$5,834,000	$6,013,000	$23,649,000
Cost of Products Sold	3,972,000	3,612,000	3,381,000	3,858,000	14,823,000
Gross Profit	2,244,000	1,974,000	2,453,000	2,155,000	8,826,000
Research, Development and Engineering Expenses	1,371,000	1,342,000	1,558,000	1,412,000	5,683,000
Sales, Marketing, General & Administrative Expenses	1,558,000	1,615,000	1,614,000	1,560,000	6,347,000
Net Income (Loss)	$(993,000)	$(1,287,000)	$(1,026,000)	$(1,081,000)	$(4,387,000)
Basic and Diluted Loss per Common Share	$(0.03)	$(0.04)	$(0.03)	$(0.03)	$(0.14)
Weighted Average Common Shares Outstanding	31,161,000	31,161,000	31,161,000	31,161,000	31,161,000

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

Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.  Under the supervision and with the participation of our management, including the Certifying Officers, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2014 based on the criteria set forth in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the criteria set forth in Internal Control – Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of March 31, 2014.

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

Item 9B.    OTHER INFORMATION

Not Applicable

PART III

In accordance with General Instruction G (3), and except for certain of the information called for by Items 10 and 12 which is set forth below, the information called for by Items 10 through 14 of Part III is incorporated by reference from the Company’s definitive proxy statement (Proxy Statement) to be filed pursuant to Regulation 14A promulgated under the Securities Exchange Act of 1934 in connection with the Company’s 2014 Annual Meeting of Stockholders.

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

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2014, the aggregated information pertaining to all securities authorized for issuance under the Company’s equity compensation plans:

Plan Category	Number of Securities to be issued upon exercise of outstanding options warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by shareholders	2,171,235	$1.67	220,295 (1)
Equity compensation plans not approved by shareholders	-	-	-
Total	2,171,235	$1.67	220,295 (1)

o	(1) Represents shares issuable upon the grant of restricted stock and stock options.

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

SCHEDULE II
ADVANCED PHOTONIX, INC.

Valuation and Qualifying Accounts
		Additions
	March 31, 2013	Charged to Expense	Charged to Other Accounts	Deductions	March 31, 2014
Allowance for doubtful accounts	$56,000	$20,000	$(14,000)	$(42,000)	$20,000
Warranty reserves	$63,000	$55,000	$--	$(43,000)	$75,000
Deferred tax valuation allowance	$11,076,000	$1,505,000	$--	$--	$12,581,000

		Additions
	March 31, 2012	Charged to Expense	Charged to Other Accounts		Deductions	March 31, 2013
Allowance for doubtful accounts	$39,000	$--	$24,000	(1)	$(7,000)	$56,000
Warranty reserves	$24,000	$51,000	$--		$(12,000)	$63,000
Deferred tax valuation allowance	$9,151,000	$1,925,000	$--		$--	$11,076,000
(1) Recorded as part of the Silonex acquisition

All other schedules for which provisions are made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, or are disclosed in the accompanying consolidated financial statements, or are inapplicable and, therefore, have been omitted.

(3)  Exhibits:  The following is a list of the exhibits filed as part of this Form 10-K.

Exhibit
Number                  Description
3.1	Certificate of Incorporation of the Registrant, as amended - incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, filed on November 23, 1990

3.1.1	Amendment to Certificate of Incorporation of the Registrant, dated September 9, 1992 – incorporated by reference to the Registrant's March 31, 1996 Annual Report on Form 10-K

3.1.2	Amendment to Certificate of Incorporation of the Registrant, dated October 29, 1992 – incorporated by reference to the Registrant's March 31, 1996 Annual Report on Form 10-K

3.1.3	Amendment to Certificate of Incorporation of the Registrant, dated August 22, 2008 – incorporated by reference to Exhibit 3.1.3 to the Registrant’s August 16, 2010 Quarterly Report on Form 10-Q

3.2	By-laws of the Registrant, as amended October 16, 2012 – incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on October 18, 2012

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

10.3
Amendment 1 dated February 28, 2013 to Employment Agreement dated August 19, 2011 between Advanced Photonix, Inc. and Jeffrey Anderson – incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on March 7, 2013

10.4
Second Amendment entered into as of March 6, 2014 to Employment Agreement between Advanced Photonix, Inc. and Jeffrey Anderson – incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K, filed on March 7, 2014

10.5	Employment Agreement dated August 19, 2011, between Advanced Photonix, Inc. and Richard Kurtz – incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on August 19, 2011

10.6
Amendment 1 dated February 28, 2013 to Employment Agreement dated August 19, 2011 between Advanced Photonix, Inc. and Richard Kurtz – incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on March 7, 2013

10.7
Second Amendment entered into as of March 6, 2014 to Employment Agreement between Advanced Photonix, Inc. and Richard D. Kurtz – incorporated by reference to Exhibit 10.5 of the Registrant’s Form 8-K, filed on March 7, 2014

10.8	Employment Agreement dated August 19, 2011, between Advanced Photonix, Inc. and Robin Risser – incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed on August 19, 2011

10.9
Amendment 1 dated February 28, 2013 to Employment Agreement dated August 19, 2011 between Advanced Photonix, Inc. and Robin Risser – incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on March 7, 2013

10.10
Second Amendment entered into as of March 6, 2014 to Employment Agreement between Advanced Photonix, Inc. and Robin Risser – incorporated by reference to Exhibit 10.6 of the Registrant’s Form 8-K, filed on March 7, 2014

10.11	Employment Agreement dated August 19, 2011, between Advanced Photonix, Inc. and Steve Williamson – incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, filed on August 19, 2011

10.12
Amendment 1 dated February 28, 2013 to Employment Agreement dated August 19, 2011 between Advanced Photonix, Inc. and Steve Williamson – incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on March 7, 2013

10.13
Second Amendment entered into as of March 6, 2014 to Employment Agreement between Advanced Photonix, Inc. and Steve Williamson – incorporated by reference to Exhibit 10.7 of the Registrant’s Form 8-K, filed on March 7, 2014

10.14	Advanced Photonix, Inc. 1997 Employee Stock Option Plan – incorporated by reference to Exhibit 10.13 to the Registrant’s March 30, 1997 Annual Report on Form 10-K

10.15	Amendment No. 1 to 1997 Employee Stock Option Plan of Advanced Photonix, Inc. – incorporated by reference to Exhibit 10.14 to the Registrant’s December 28, 1997 Quarterly Report on Form 10-Q

10.16
Advanced Photonix, Inc. Executive Incentive Compensation Plan (amended and restated as of March 6, 2009) – incorporated by reference to Exhibit 10.47 to the Registrant’s Form 10-K, filed on June 29, 2009

10.17	Advanced Photonix, Inc. 2000 Stock Option Plan, as amended – incorporated by reference to Exhibit 10.1 to the Registrant's December 30, 2011 Quarterly Report on Form 10-Q, filed on February 13, 2012

10.18
Advanced Photonix, Inc. 2007 Equity Incentive Plan – incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report for the period ending March 31, 2013 on Form 10-K, filed on June 29, 2012

10.19
Form of Director Restricted Stock Agreement under the 2007 Equity Incentive Plan – incorporated by reference to Exhibit 4.4 to the Registrant's Form S-8 on Registration Statement No. 333-147012, filed on October 30, 2007

10.20
Form of Employee Restricted Stock Agreement under the 2007 Equity Incentive Plan – incorporated by reference to Exhibit 4.5 to the Registrant's Form S-8 on Registration Statement No. 333-147012, filed on October 30, 2007

10.21
Form of Employee Stock Option Agreement under the 2007 Equity Incentive Plan – incorporated by reference to Exhibit 10.3 to the Registrant's December 30, 2011 Quarterly Report on Form 10-Q, filed on February 13, 2012

10.22
Amended and Restated Securities Purchase Agreement dated November 29, 2010, by and among Advanced Photonix, Inc., Robin F. Risser and Steven Williamson - incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on December 2, 2010

10.23
Class A Class A Common Stock Purchase Warrant dated November 30, 2010, between Advanced Photonix, Inc. and Robin F. Risser - incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on December 2, 2010

10.24
Class A Class A Common Stock Purchase Warrant dated November 30, 2010, between Advanced Photonix, Inc. and Steven Williamson - incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed on December 2, 2010

10.25
Convertible Loan Agreement dated September 15, 2004 between Picometrix, LLC and the Michigan Economic Development Corporation – incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on October 30, 2008

10.26
First Amendment to Convertible Loan Agreement dated December 2, 2004 between Picometrix, LLC and the Michigan Economic Development Corporation – incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed on October 30, 2008

10.27
Second Amendment to Convertible Loan Agreement dated March 17, 2005 between Picometrix, LLC and the Michigan Economic Development Corporation – incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, filed on October 30, 2008

10.28
Amendment Four dated November 6, 2013 to Convertible Loan Agreement between the Michigan Economic Development Corporation and Advanced Photonix, Inc. – incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, filed on November 12, 2013

10.29
Amended and Restated Promissory Note (Line of Credit) dated March 17, 2005 by Picometrix, Inc. in favor of the Michigan Economic Development Corporation – incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K, filed on October 30, 2008

10.30	Second Amended and Restated Promissory Note dated September 23, 2008 by Picometrix, LLC – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on October 30, 2008

10.31
Loan Agreement, dated September 15, 2005, between Picometrix, LLC and the Michigan Economic Development Corporation – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on September 16, 2005

10.32
Debt Conversion Agreement entered into as of May 19, 2010, by and among Picometrix, LLC, Advanced Photonix, Inc. and Michigan Economic Development Corporation incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on May 25, 2010

10.33
Debt Conversion Agreement entered into as of May 19, 2010, by and among Picometrix, LLC, Advanced Photonix, Inc., Michigan Economic Development Corporation and Michigan Strategic Fund incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on May 25, 2010

10.34
Amendment Two dated November 6, 2013 to Loan Agreement between Michigan Strategic Fund and Advanced Photonix, Inc. dated September 15, 2005 as amended – incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on November 12, 2013

10.35
Securities Purchase Agreement dated November 4, 2010, by and between Advanced Photonix, Inc. and In-Q-Tel, Inc. - incorporated by reference to Exhibit 10.1 to the Registrants Form 10-Q, filed on February 14, 2011

10.36
Letter Agreement dated November 4, 2010, executed by Advanced Photonix, Inc. in favor of In-Q-Tel, Inc. - incorporated by reference to Exhibit 10.2 to the Registrants Form 10-Q, filed on February 14, 2011

10.37
Development Agreement dated November 12, 2010, by and among Advanced Photonix, Inc., Picometrix, LLC and In-Q-Tel, Inc. - incorporated by reference to Exhibit 10.3 to the Registrants Form 10-Q, filed on February 14, 2011

10.38
Royalty Agreement dated November 12, 2010, by and among Advanced Photonix, Inc., Picometrix, LLC and In-Q-Tel, Inc. - incorporated by reference to Exhibit 10.4 to the Registrants Form 10-Q, filed on February 14, 2011

10.39
Loan and Security Agreement dated January 31, 2012 by and among Silicon Valley Bank, Advanced Photonix, Inc. and Picometrix, LLC – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on February 3, 2012

10.40
First Amendment dated October 25, 2012 to Loan and Security Agreement by and among Silicon Valley Bank, Advanced Photonix, Inc. and Picometrix, LLC – incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K filed on October 26, 2012

10.41
Second Amendment dated February 8, 2013 to Loan and Security Agreement by and among Silicon Valley Bank, Advanced Photonix, Inc. and Picometrix, LLC – incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K filed on February 14, 2013

10.42
Fourth Amendment entered into as of January __, 2014 to Loan and Security Agreement by and among Silicon Valley Bank, Advanced Photonix, Inc., Picometrix, LLC and Advanced Photonix Canada, Inc. – incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on January 28, 2014

10.43
Fourth Amendment and Forbearance entered into as of February __, 2014 to Loan and Security Agreement by and among Silicon Valley Bank, Advanced Photonix, Inc., Picometrix, LLC and Advanced Photonix Canada, Inc. – incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, filed on February 10, 2014

10.44
Fifth Amendment and Forbearance entered into as of February __, 2014 to Loan and Security Agreement by and between Silicon Valley Bank, Advanced Photonix, Inc., Picometrix, LLC and Advanced Photonix Canada, Inc. – incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on February 10, 2014

10.45
Fifth Amendment dated March __, 2014 to Loan and Security Agreement and Waiver by and between Silicon Valley Bank, Advanced Photonix, Inc., Picometrix, LLC and Advanced Photonix Canada, Inc. – incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, filed on March 7, 2014

10.46
Sixth Amendment dated March __, 2014 to Loan and Security Agreement and Waiver by and among Silicon Valley Bank, Advanced Photonix, Inc., Picometrix, LLC and Advanced Photonix Canada, Inc. – incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on March 7, 2014

10.47
Seventh Amendment dated April __, 2014 to Loan and Security Agreement by and between Silicon Valley Bank, Advanced Photonix, Inc., Picometrix, LLC and Advanced Photonix Canada, Inc. – incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on May 2, 2014

10.48
Eight Amendment dated June 20, 2014 to Loan and Security Agreement by and between Silicon Valley Bank, Advanced Photonix, Inc., Picometrix, LLC and Advanced Photonix Canada, Inc. – incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on June 24, 2014

10.49
Loan and Security Agreement (EX-IM Loan Facility) dated as of January 31, 2012 by and among Silicon Valley Bank, Advanced Photonix, Inc. and Picometrix, LLC – incorporated by reference to Exhibit 10.2 to the Registrant’s Form 8-K, filed on February 3, 2012

10.50
First Amendment dated October 25, 2012 to Loan and Security Agreement (EX-IM Loan Facility) dated as of January 31, 2012 by and among Silicon Valley Bank, Advanced Photonix, Inc. and Picometrix, LLC – incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on October 26, 2012

10.51
Second Amendment dated February 8, 2013 to Loan and Security Agreement (EX-IM Loan Facility) by and among Silicon Valley Bank, Advanced Photonix, Inc. and Picometrix, LLC– incorporated by reference to Exhibit 10.4 of the Registrant’s Form 8-K filed on February 14, 2013

10.52
Third Amendment entered into as of January __, 2014 to Loan and Security Agreement (EX-IM Loan Facility) by and among Silicon Valley Bank, Advanced Photonix, Inc., Picometrix, LLC, and Advanced Photonix Canada, Inc. – incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, filed on January 28, 2014

10.53
Fourth Amendment and Forbearance entered into as of February __, 2014 to Loan and Security Agreement (EX-IM Loan Facility) by and among Silicon Valley Bank, Advanced Photonix, Inc., Picometrix, LLC, and Advanced Photonix Canada, Inc. – incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, filed on February 10, 2014

10.54
Fifth Amendment entered into March __, 2014 to Loan and Security Agreement and Waiver (EX-IM Loan Facility) by and among Silicon Valley Bank, Advanced Photonix, Inc., Picometrix, LLC, and Advanced Photonix Canada, Inc. – incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, filed on March 7, 2014

10.55
Sixth Amendment and Waiver entered into April __, 2014 to Loan and Security Agreement (EX-IM Loan Facility) by and among Silicon Valley Bank, Advanced Photonix, Inc., Picometrix, LLC, and Advanced Photonix Canada, Inc. – incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, filed on May 2, 2014

10.56
Seventh Amendment dated as June 20, 2014 to Loan and Security Agreement (EX-IM Loan Facility) by and among Silicon Valley Bank, Advanced Photonix, Inc., Picometrix, LLC, and Advanced Photonix Canada, Inc. – incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K, filed on June 24, 2014

10.57
Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement dated as of January 31, 2012 made by Advanced Photonix, Inc. and Picometrix, LLC in favor of the Export Import Bank of the United States and Silicon Valley Bank – incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K, filed on February 3, 2012

10.58
Loan and Security Agreement dated as of February 8, 2013 by and among Partners For Growth III, L.P., Advanced Photonix, Inc. and Picometrix LLC – incorporated by reference to Exhibit 10.1 of the Registrant’s Form 8-K, filed on February 14, 2013

10.59
Forbearance Agreement executed February __, 2014 by and among Partners For Growth III, L.P., Advanced Photonix, Inc. and Picometrix LLC – incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K, filed on February 10, 2014

10.60
Waiver and Modification dated March __, 2014, effective as of February 28, 2014 to Loan and Security Agreement by and among Partners For Growth III, L.P., Advanced Photonix, Inc. and Picometrix LLC – incorporated by reference to Exhibit 10.3 of the Registrant’s Form 8-K, filed on March 7, 2013

10.61
Modification No. 2 executed as of April 30, 2014 to Loan and Security Agreement by and among Partners for Growth III, L.P., Advanced Photonix, Inc. and Picometrix LLC – incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K, filed on May 2, 2014

10.62
Modification No. 3 executed as of June __, 2014 to Loan and Security Agreement by and among Partners for Growth III, L.P., Advanced Photonix, Inc. and Picometrix LLC – incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K, filed on June 24, 2014

10.63
Lease Agreement dated February 23, 1998 between Advanced Photonix, Inc. and High Tech No. 1, Ltd. – incorporated by reference to Exhibit 10.9 to the Registrant's March 29, 1998 Annual Report on Form 10-K

10.64
Fourth Addendum & Extension Agreement, dated January 8, 2010, between Picometrix, LLC and Jagar, L.L.C. – incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K, filed on January 13, 2010

10.65	Form of PFG Warrant Agreement to Purchase Class A Common Stock dated February 12, 2013 – incorporated by reference to Exhibit 10.2 of the Registrant’s Form 8-K filed on February 14, 2013

10.66
Asset Purchase Agreement by and among Advanced Photonix, Inc., Advanced Photonix Canada, Inc. and Silonex Inc. dated March 1, 2013 – incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K, filed on March 7, 2013

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

Date: June 30, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard D. Kurtz	President, Chief Executive Officer and Director	June 30, 2014
Richard D. Kurtz	(Principal Executive Officer)

/s/ Robin Risser	Chief Operating Officer and Director	June 30, 2014
Robin Risser

/s/ Jeff Anderson	Chief Financial Officer	June 30, 2014
Jeff Anderson	(Principal Financial and Accounting Officer)

/s/ M. Scott Farese	Director	June 30, 2014
M. Scott Farese

/s/ Lance Brewer	Director	June 30, 2014
Lance Brewer

/s/ Donald Pastor	Director and Chairman of the Board	June 30, 2014
Donald Pastor

/s/ Stephen P. Soltwedel	Director	June 30, 2014
Stephen P. Soltwedel