Form 10-K/A
period 2014-03-31
ADVANCED PHOTONIX INC
filed 2014-07-11
CIK 869986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
AMENDMENT NO. 1
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
YES ☑   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)
YES ☑   NO ☐

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
YES ☐   NO ☑

The aggregate market value of the voting stock held by non~~-~~-affiliates of the registrant as of September 30, 2013 was approximately $14,991,000.

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

EXPLANATORY NOTE

This Amendment No. 1 (“Amendment”) to Form 10-K of Advanced Photonix, Inc. (the “Registrant”) for the fiscal year ended March 31, 2014 as originally filed with the Securities and Exchange Commission on June 30, 2014 (“Original Form 10-K”) is solely for the purpose of filing an amended Exhibit 23.1, Consent of Independent Registered Public Accounting Firm, to include the consent of BDO USA, LLP to incorporate by reference its report dated June 30, 2014 relating to the consolidated financial statements and schedule which appear in the Original Form 10-K to the Company’s Registration Statement on Form S-3 (No. 333-195689).

No revisions are being made to the Registrant’s financial statements and this Amendment does not reflect events occurring after the filing of the Original Form 10-K, or modify or update the disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Original Form 10-K.

This Amendment is an exhibit-only filing and is being filed solely to amend Exhibit 23.1 and does not update any other exhibits as originally filed.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

Item 15.  Exhibits and Financial Statement Schedules

The exhibits required to be filed as part of this Amendment are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED PHOTONIX, INC.

Date: July 11, 2014	By:	/s/ Richard Kurtz
Richard Kurtz
Chief Executive Officer and President

Date: July 11, 2014	By:	/s/ Jeff Anderson
Jeff Anderson
Chief Financial Officer

EXHIBIT INDEX
Exhibit
Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended - incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-1, filed on November 23, 1990

3.1.1	Amendment to Certificate of Incorporation of the Registrant, dated September 9, 1992 - incorporated by reference to the Registrant's March 31, 1996 Annual Report on Form 10-K

3.1.2	Amendment to Certificate of Incorporation of the Registrant, dated October 29, 1992 - incorporated by reference to the Registrant's March 31, 1996 Annual Report on Form 10-K

3.1.3	Amendment to Certificate of Incorporation of the Registrant, dated August 22, 2008 - incorporated by reference to Exhibit 3.1.3 to the Registrant's August 16, 2010 Quarterly Report on Form 10-Q

3.2	By-laws of the Registrant, as amended October 16, 2012 - incorporated by reference to Exhibit 3.1 to the Registrant's Form 8-K, filed on October 18, 2012

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

10.3
Amendment 1 dated February 28, 2013 to Employment Agreement dated August 19, 2011 between Advanced Photonix, Inc. and Jeffrey Anderson - incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed on March 7, 2013

10.4
Second Amendment entered into as of March 6, 2014 to Employment Agreement between Advanced Photonix, Inc. and Jeffrey Anderson - incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K, filed on March 7, 2014

10.5	Employment Agreement dated August 19, 2011, between Advanced Photonix, Inc. and Richard Kurtz - incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, filed on August 19, 2011

10.6
Amendment 1 dated February 28, 2013 to Employment Agreement dated August 19, 2011 between Advanced Photonix, Inc. and Richard D. Kurtz - incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K, filed on March 7, 2013

10.7
Second Amendment entered into as of March 6, 2014 to Employment Agreement between Advanced Photonix, Inc. and Richard D. Kurtz - incorporated by reference to Exhibit 10.5 of the Registrant's Form 8-K, filed on March 7, 2014

10.8	Employment Agreement dated August 19, 2011, between Advanced Photonix, Inc. and Robin Risser - incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K, filed on August 19, 2011

10.9
Amendment 1 dated February 28, 2013 to Employment Agreement dated August 19, 2011 between Advanced Photonix, Inc. and Robin Risser - incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K, filed on March 7, 2013

10.10
Second Amendment entered into as of March 6, 2014 to Employment Agreement between Advanced Photonix, Inc. and Robin Risser - incorporated by reference to Exhibit 10.6 of the Registrant's Form 8-K, filed on March 7, 2014

10.11	Employment Agreement dated August 19, 2011, between Advanced Photonix, Inc. and Steve Williamson - incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K, filed on August 19, 2011

10.12
Amendment 1 dated February 28, 2013 to Employment Agreement dated August 19, 2011 between Advanced Photonix, Inc. and Steve Williamson - incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K, filed on March 7, 2013

10.13
Second Amendment entered into as of March 6, 2014 to Employment Agreement between Advanced Photonix, Inc. and Steve Williamson - incorporated by reference to Exhibit 10.7 of the Registrant's Form 8-K, filed on March 7, 2014

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

10.18
Advanced Photonix, Inc. 2007 Equity Incentive Plan - incorporated by reference to Exhibit 10.5 to the Registrant's Annual Report for the period ending March 31, 2013 on Form 10-K, filed on June 29, 2012

10.19
Form of Director Restricted Stock Agreement under the 2007 Equity Incentive Plan - incorporated by reference to Exhibit 4.4 to the Registrant's Form S-8 on Registration Statement No. 333-147012, filed on October 30, 2007

10.20
Form of Employee Restricted Stock Agreement under the 2007 Equity Incentive Plan - incorporated by reference to Exhibit 4.5 to the Registrant's Form S-8 on Registration Statement No. 333-147012, filed on October 30, 2007

10.21
Form of Employee Stock Option Agreement under the 2007 Equity Incentive Plan - incorporated by reference to Exhibit 10.3 to the Registrant's December 30, 2011 Quarterly Report on Form 10-Q, filed on February 13, 2012

10.22
Amended and Restated Securities Purchase Agreement dated November 29, 2010, by and among Advanced Photonix, Inc., Robin F. Risser and Steven Williamson - incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on December 2, 2010

10.23
Class A Common Stock Purchase Warrant dated November 30, 2010, between Advanced Photonix, Inc. and Robin F. Risser - incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, filed on December 2, 2010

10.24
Class A Common Stock Purchase Warrant dated November 30, 2010, between Advanced Photonix, Inc. and Steven Williamson - incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K, filed on December 2, 2010

10.25
Convertible Loan Agreement dated September 15, 2004 between Picometrix, LLC and the Michigan Economic Development Corporation - incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, filed on October 30, 2008

10.26
First Amendment to Convertible Loan Agreement dated December 2, 2004 between Picometrix, LLC and the Michigan Economic Development Corporation - incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K, filed on October 30, 2008

10.27
Second Amendment to Convertible Loan Agreement dated March 17, 2005 between Picometrix, LLC and the Michigan Economic Development Corporation - incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K, filed on October 30, 2008

10.28
Amendment Four dated November 6, 2013 to Convertible Loan Agreement between the Michigan Economic Development Corporation and Advanced Photonics, Inc. - incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, filed on November 12, 2013

10.29
Amended and Restated Promissory Note (Line of Credit) dated March 17, 2005 by Picometrix, Inc. in favor of the Michigan Economic Development Corporation - incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K, filed on October 30, 2008

10.30	Second Amended and Restated Promissory Note dated September 23, 2008 by Picometrix, LLC - incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on October 30, 2008

10.31
Loan Agreement, dated September 15, 2005, between Picometrix, LLC and the Michigan Economic Development Corporation - incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on September 16, 2005

10.32
Debt Conversion Agreement entered into as of May 19, 2010, by and among Picometrix, LLC, Advanced Photonix, Inc. and Michigan Economic Development Corporation - incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on May 25, 2010

10.33
Debt Conversion Agreement entered into as of May 19, 2010, by and among Picometrix, LLC, Advanced Photonix, Inc., Michigan Economic Development Corporation and Michigan Strategic Fund - incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, filed on May 25, 2010

10.34
Amendment Two dated November 6, 2013 to Loan Agreement between Michigan Strategic Fund and Advanced Photonix, Inc. dated September 15, 2005 as amended - incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on November 12, 2013

10.35
Securities Purchase Agreement dated November 4, 2010, by and between Advanced Photonix, Inc. and In-Q-Tel, Inc. - incorporated by reference to Exhibit 10.1 to the Registrants Form 10-Q, filed on February 14, 2011

10.36
Letter Agreement dated November 4, 2010, executed by Advanced Photonix, Inc. in favor of In-Q-Tel, Inc. - incorporated by reference to Exhibit 10.2 to the Registrants Form 10-Q, filed on February 14, 2011

10.37
Development Agreement dated November 12, 2010, by and among Advanced Photonix, Inc., Picometrix, LLC and In-Q-Tel, Inc. - incorporated by reference to Exhibit 10.3 to the Registrants Form 10-Q, filed on February 14, 2011

10.38
Royalty Agreement dated November 12, 2010, by and among Advanced Photonix, Inc., Picometrix, LLC and In-Q-Tel, Inc. - incorporated by reference to Exhibit 10.4 to the Registrants Form 10-Q, filed on February 14, 2011

10.39
Loan and Security Agreement dated January 31, 2012 by and among Silicon Valley Bank, Advanced Photonix, Inc. and Picometrix, LLC - incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on February 3, 2012

10.40
First Amendment dated October 25, 2012 to Loan and Security Agreement by and among Silicon Valley Bank, Advanced Photonix, Inc. and Picometrix, LLC - incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed on October 26, 2012

10.41
Second Amendment dated February 8, 2013 to Loan and Security Agreement by and among Silicon Valley Bank, Advanced Photonix, Inc. and Picometrix, LLC - incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K, filed on February 14, 2013

10.42
Fourth Amendment entered into as of January __, 2014 to Loan and Security Agreement by and among Silicon Valley Bank, Advanced Photonix, Inc., Picometrix, LLC and Advanced Photonix Canada, Inc. - incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed on January 28, 2014

10.43
Fourth Amendment and Forbearance entered into as of February __, 2014 to Loan and Security Agreement by and among Silicon Valley Bank, Advanced Photonix, Inc., Picometrix, LLC and Advanced Photonix Canada, Inc. - incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K, filed on February 10, 2014

10.44
Fifth Amendment and Forbearance entered into as of February __, 2014 to Loan and Security Agreement by and between Silicon Valley Bank, Advanced Photonix, Inc., Picometrix, LLC and Advanced Photonix Canada, Inc. - incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed on February 10, 2014

10.45
Fifth Amendment dated March __, 2014 to Loan and Security Agreement and Waiver by and between Silicon Valley Bank, Advanced Photonix, Inc., Picometrix, LLC and Advanced Photonix Canada, Inc. - incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K, filed on March 7, 2014

10.46
Sixth Amendment dated March __, 2014 to Loan and Security Agreement and Waiver by and among Silicon Valley Bank, Advanced Photonix, Inc., Picometrix, LLC and Advanced Photonix Canada, Inc. - incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed on March 7, 2014

10.47
Seventh Amendment dated April __, 2014 to Loan and Security Agreement by and between Silicon Valley Bank, Advanced Photonix, Inc., Picometrix, LLC and Advanced Photonix Canada, Inc. - incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed on May 2, 2014

10.48
Eighth Amendment dated June 20, 2014 to Loan and Security Agreement by and between Silicon Valley Bank, Advanced Photonix, Inc., Picometrix, LLC and Advanced Photonix Canada, Inc. - incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed on June 24, 2014

10.49
Loan and Security Agreement (EX-IM Loan Facility) dated as of January 31, 2012 by and among Silicon Valley Bank, Advanced Photonix, Inc. and Picometrix, LLC - incorporated by reference to Exhibit 10.2 to the Registrant's Form 8-K, filed on February 3, 2012

10.50
First Amendment dated October 25, 2012 to Loan and Security Agreement (EX-IM Loan Facility) dated as of January 31, 2012 by and among Silicon Valley Bank, Advanced Photonix, Inc. and Picometrix, LLC - incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K, filed on October 26, 2012

10.51
Second Amendment dated February 8, 2013 to Loan and Security Agreement (EX-IM Loan Facility) by and among Silicon Valley Bank, Advanced Photonix, Inc. and Picometrix, LLC- incorporated by reference to Exhibit 10.4 of the Registrant's Form 8-K, filed on February 14, 2013

10.52
Third Amendment entered into as of January __, 2014 to Loan and Security Agreement (EX-IM Loan Facility) by and among Silicon Valley Bank, Advanced Photonix, Inc., Picometrix, LLC, and Advanced Photonix Canada, Inc. - incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K, filed on January 28, 2014

10.53
Fourth Amendment and Forbearance entered into as of February __, 2014 to Loan and Security Agreement (EX-IM Loan Facility) by and among Silicon Valley Bank, Advanced Photonix, Inc., Picometrix, LLC, and Advanced Photonix Canada, Inc. - incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K, filed on February 10, 2014

10.54
Fifth Amendment entered into March __, 2014 to Loan and Security Agreement and Waiver (EX-IM Loan Facility) by and among Silicon Valley Bank, Advanced Photonix, Inc., Picometrix, LLC, and Advanced Photonix Canada, Inc. - incorporated by reference to Exhibit10.2 of the Registrant's Form 8-K, filed on March 7, 2014

10.55
Sixth Amendment and Waiver entered into April __, 2014 to Loan and Security Agreement (EX-IM Loan Facility) by and among Silicon Valley Bank, Advanced Photonix, Inc., Picometrix, LLC, and Advanced Photonix Canada, Inc. - incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K, filed on May 2, 2014

10.56
Seventh Amendment dated as June 20, 2014 to Loan and Security Agreement (EX-IM Loan Facility) by and among Silicon Valley Bank, Advanced Photonix, Inc., Picometrix, LLC, and Advanced Photonix Canada, Inc. - incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K, filed on June 24, 2014

10.57
Export-Import Bank of the United States Working Capital Guarantee Program Borrower Agreement dated as of January 31, 2012 made by Advanced Photonix, Inc. and Picometrix, LLC in favor of the Export Import Bank of the United States and Silicon Valley Bank - incorporated by reference to Exhibit 10.3 to the Registrant's Form 8-K, filed on February 3, 2012

10.58
Loan and Security Agreement dated as of February 8, 2013 by and among Partners For Growth III, L.P., Advanced Photonix, Inc. and Picometrix LLC - incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K, filed on February 14, 2013

10.59
Forbearance Agreement executed February __, 2014 by and among Partners For Growth III, L.P., Advanced Photonix, Inc. and Picometrix LLC - incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K, filed on February 10, 2014

10.60
Waiver and Modification dated March __,2014, effective as of February 28, 2014 to Loan and Security Agreement by and among Partners For Growth III, L.P., Advanced Photonix, Inc. and Picometrix LLC - incorporated by reference to Exhibit 10.3of the Registrant's Form 8-K, filed on March 7, 2013

10.61
Modification No. 2 executed as of April 30, 2014 to Loan and Security Agreement by and among Partners For Growth III, L.P., Advanced Photonix, Inc. and Picometrix LLC - incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K, filed on May 2, 2014

10.62
Modification No. 3 executed as of June __, 2014 to Loan and Security Agreement by and among Partners For Growth III, L.P., Advanced Photonix, Inc. and Picometrix LLC - incorporated by reference to Exhibit 10.3 of the Registrant's Form 8-K, filed on June 24, 2014

10.63
Lease Agreement dated February 23, 1998 between Advanced Photonix, Inc. and High Tech No. 1, Ltd. - incorporated by reference to Exhibit 10.9 to the Registrant's March 29, 1998 Annual Report on Form 10-K

10.64
Fourth Addendum & Extension Agreement, dated January 8, 2010, between Picometrix, LLC and Jagar, L.L.C. - incorporated by reference to Exhibit 10.1 to the Registrant's Form 8-K, filed on January 13, 2010

10.65	Form of PFG Warrant Agreement to Purchase Class A Common Stock dated February 12, 2013 - incorporated by reference to Exhibit 10.2 of the Registrant's Form 8-K, filed on February 14, 2013

10.66
Asset Purchase Agreement by and among Advanced Photonix, Inc., Advanced Photonix Canada, Inc. and Silonex Inc. dated March 1, 2013 - incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K, filed on March 7, 2013

21.1*	List of Subsidiaries of Registrant

23.1**	Consent of BDO USA, LLP

31.1**	Certification of the Registrant's Chairman, Chief Executive Officer and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of the Registrant's Chairman, Chief Financial Officer and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*†	XBRL Instance Document

101.SCH*†	XBRL Taxonomy Extension Schema Document

101.CAL*†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed with the Registrant's Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

**	Filed herewith.

†
Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 and 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these Sections.