Form 10-Q
period 2014-06-27
ADVANCED PHOTONIX INC
filed 2014-08-11
CIK 869986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-11056

ADVANCED PHOTONIX, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0325826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2925 Boardwalk Drive, Ann Arbor, Michigan 48104

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

        YES ☑             NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

       YES ☑             NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

     YES            NO ☑

As of July 29, 2014, there were 37,381,413shares of Class A Common Stock, $.001 par value, outstanding.

Advanced Photonix, Inc.

Form 10-Q

For the Quarter Ended June 27, 2014

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Advanced Photonix, Inc.

Condensed Consolidated Balance Sheets

	June 27, 2014 (Unaudited)	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,433,000	$120,000
Receivables, net	5,013,000	5,085,000
Inventories	4,685,000	4,749,000
Prepaid expenses and other current assets	732,000	444,000
Total current assets	11,863,000	10,398,000
Equipment and leasehold improvements, net	1,930,000	2,144,000
Goodwill	4,579,000	4,579,000
Intangibles and patents, net	2,772,000	2,942,000
Other assets	190,000	138,000
Total Assets	$21,334,000	$20,201,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,926,000	$2,661,000
Accrued compensation	916,000	701,000
Accrued subcontracting costs	322,000	344,000
Other accrued expenses	1,217,000	1,108,000
Current portion of long-term debt, PFG	714,000	714,000
Current portion of long-term debt – MEDC/MSF	654,000	654,000
Current portion of capital lease	16,000	20,000
Current portion of long-term debt - bank line of credit	1,294,000	2,147,000
Current portion of long-term debt - bank term loan	250,000	306,000
Total current liabilities	7,309,000	8,655,000
Long-term debt, less current portion – PFG, net of discount	653,000	794,000
Long-term debt, less current portion – MEDC/MSF	--	--
Long-term debt, less current portion – bank term loan	--	--
Long-term debt, capital lease	34,000	36,000
Warrant liability	364,000	409,000
Total liabilities	8,360,000	9,894,000

Commitments and contingencies
Shareholders' equity:
Class A Common Stock, $.001 par value, 100,000,000 authorized; 37,381,413 shares issued and outstanding as of June 27, 2014, and 31,203,213 shares issued and outstanding as of March 31, 2014	37,000	31,000
Additional paid-in capital	61,681,000	58,752,000
Accumulated deficit	(48,744,000)	(48,476,000)
Total shareholders' equity	12,974,000	10,307,000
Total Liabilities and Shareholders’ Equity	$21,334,000	$20,201,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	June 27, 2014	June 28, 2013
Sales, net	$7,663,000	$7,078,000
Cost of products sold	4,744,000	4,151,000
Gross profit	2,919,000	2,927,000

Operating expenses:
Research, development and engineering	1,009,000	1,492,000
Sales and marketing	570,000	587,000
General and administrative	1,276,000	1,124,000
Amortization expense	205,000	250,000
Total operating expenses	3,060,000	3,453,000
Loss from operations	(141,000)	(526,000)

Other income (expense):
Interest expense	(181,000)	(160,000)
Change in fair value of warrant liability	45,000	(196,000)
Other income or (expense), net	9,000	(43,000)
Total other expense	(127,000)	(399,000)
Loss before benefit for income taxes	(268,000)	(925,000)

Benefit for income taxes	--	--
Net loss	$(268,000)	$(925,000)

Basic and diluted loss per share	$(0.01)	$(0.03)
Weighted average common shares outstanding
Basic and diluted	32,642,000	31,198,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	June 27, 2014	June 28, 2013
Cash flows from operating activities:
Net loss	$(268,000)	$(925,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	174,000	222,000
Amortization of intangible assets	205,000	250,000
Amortization of debt discount	39,000	47,000
Stock based compensation expense	21,000	29,000
Change in fair value of warrant liability	(45,000)	196,000
Non cash foreign currency translation loss	--	32,000
Changes in operating assets and liabilities:
Accounts receivable – net	72,000	--
Inventories	64,000	(450,000)
Prepaid expenses and other assets	(340,000)	48,000
Accounts payable and accrued expenses	(433,000)	88,000
Net cash used in operating activities	(511,000)	(463,000)

Cash flows from investing activities:
Capital expenditures	(85,000)	(31,000)
Proceeds from sale of property and equipment	125,000	--
Patent expenditures	(35,000)	(64,000)
Net cash provided by or (used in) investing activities	5,000	(95,000)

Cash flows from financing activities:
Net proceeds or (payments) on bank line of credit	(853,000)	922,000
Payments on bank term loan	(56,000)	(84,000)
Payments on MEDC/MSF term loans	--	(136,000)
Payments on PFG term loan	(180,000)	(178,000)
Payments on capital leases	(6,000)	--
Net proceeds for issuance of Class A Common Stock	2,914,000	--
Net cash provided by financing activities	1,819,000	524,000
Effect of exchange rate changes on cash and cash equivalents	--	(4,000)
Net increase or (decrease) in cash and cash equivalents	1,313,000	(38,000)
Cash and cash equivalents at beginning of period	120,000	619,000
Cash and cash equivalents at end of period	$1,433,000	$581,000

Supplemental disclosure of cash flow information:	June 27, 2014	June 28, 2013
Cash paid for interest	$97,000	$92,000
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment through capital lease	$--	$50,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.

Notes to Condensed Consolidated Financial Statements
June 27, 2014

Note 1.   Basis of Presentation

Business Description

General – Advanced Photonix, Inc. ® (the Company, we, us, our, or API), was incorporated under the laws of the State of Delaware in June 1988. API is a leading test and measurement company that packages optoelectronic semiconductors into high-speed optical receivers (HSOR products), custom optoelectronic subsystems (Optosolutions products) and Terahertz (THz products) instrumentation, serving the test and measurement, telecommunication, military/aerospace and medical markets. The Company supports the customers from the initial concept and design phase of the product, through testing to full-scale production. The Company has two manufacturing facilities located in Camarillo, California and Ann Arbor, Michigan.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries (Silicon Sensors Inc., Picometrix®, LLC, and Advanced Photonix Canada, Inc.). The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Operating results for the three-month period ended June 27, 2014 are not necessarily indicative of the results that may be expected for the balance of the fiscal year ending March 31, 2015.

These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed with the SEC on June 30, 2014.

Recent Accounting Pronouncements- In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09 – Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. Generally Accepted Accounting Principles (U.S. GAAP). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required with the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii)a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of adopting ASU 2014-09 on the consolidated financial statement and has not yet determined the method by which the Company will adopt the standard in fiscal 2018.

Note 2. Stock Based Compensation

The Company has three stock equity plans: The 1997 Employee Stock Option Plan, the 2000 Stock Option Plan and the 2007 Equity Incentive Plan. In addition, the Company has requested that its stockholders approve the Company’s 2014 Equity Incentive Plan at the 2014 Annual Stockholders Meeting, which is scheduled for August 22, 2014.

As of December 30, 2011, no additional awards may be issued under either the 1997 Employee Stock Option Plan or the 2000 Stock Option Plan. There are 2,500,000 shares authorized for issuance under the 2007 Equity Incentive Plan, with 250,095 shares remaining available for future grant.

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

The following table summarizes information regarding options outstanding and options exercisable at each of the quarterly periods for the three months ended June 28, 2013 and June 27, 2014, respectively, and the changes during the periods then ended:

	Number of Options Outstanding (000’s)	Weighted Average Exercise Price per Share	Number of Shares Exercisable (000’s)	Weighted Average Exercise Price per Share
Balance as of March 31, 2013	2,392	$1.66	2,142	$1.76
Granted	24	$0.48
Exercised	--	$--
Expired or forfeited	(114)	$1.03
Balance as of June 28, 2013	2,302	$1.68	2,099	$1.76

	Number of Options Outstanding (000’s)	Weighted Average Exercise Price per Share	Number of Shares Exercisable (000’s)	Weighted Average Exercise Price per Share
Balance as of March 31, 2014	2,171	$1.66	2,017	$1.75
Granted	--	$--
Exercised	--	$--
Expired or forfeited	(36)	$2.09
Balance as of June 27, 2014	2,135	$1.68	2,031	$1.70
Vested & expected to Vest, June 27, 2014	2,105	$1.67

                                                      Information regarding stock options outstanding as of June 27, 2014 is as follows:

	Options Outstanding
Price Range	Shares (in 000s)	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.44 - $1.25	525	$0.71	7.24
$1.26 - $2.50	1,360	$1.81	2.94
$2.56 - $5.34	250	$2.83	1.17

	Options Exercisable
Price Range	Shares (in 000s)	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.44 - $1.25	421	$0.66	7.20
$1.26 - $2.50	1,360	$1.81	2.94
$2.56 - $5.34	250	$2.83	1.17

As there were no stock options exercised during the three month periods ended June 27, 2014 and June 28, 2013 there was no intrinsic value realized in either period.

During the first quarter of fiscal 2015, no restricted shares were issued. There were 40,000 restricted shares issued during the first quarter of fiscal 2014. The restricted share transactions are summarized below:

	Shares (000’s)	Weighted Average Grant Date Fair Value Per Share
Unvested, March 31, 2013	128	$0.87
Granted	40	$0.48
Vested	--	$--
Expired or forfeited	(1)	$0.76
Unvested, June 28, 2013	167	$0.78

	Shares (000’s)	Weighted Average Grant Date Fair Value Per Share
Unvested, March 31, 2014	84	$0.76
Granted	--	$--
Vested	--	$--
Expired or forfeited	(16)	$0.50
Unvested, June 27, 2014	68	$0.83

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

1.

The time period that option awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period. The expected term assumption for awards issued during the three month period ended June 28, 2013 was 6.3 years. As additional evidence develops from the employee’s stock trading history, the expected term assumption will be refined to capture the relevant trends.

2.

The future volatility of the Company’s stock has been estimated based on the weekly stock price during the expected term to the date of the latest stock option grant. The expected volatility assumption for awards issued during the three month period ending June 28, 2013 averaged 68%. As additional evidence develops, the future volatility estimate will be refined to capture the relevant trends.

3.

A dividend yield of zero has been assumed for awards issued during the three month period ended June 28, 2013, based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.

4.

The Company has based its risk-free interest rate assumption for awards issued during the three month period ended June 28, 2013 on the implied yield available on U.S. Treasury issues with an equivalent expected term, with a rate used of 1.1%.

5.	The forfeiture rate, for awards issued during the three month period ended June 28, 2013, was approximately 22.0%, and was based on the Company’s actual historical forfeiture history.

The Company’s stock-based compensation expense is classified in the table below:

	Three months ended
	June 27, 2014	June 28, 201312
Cost of Products Sold	$1,000	$2,000
Research and Development expense	4,000	5,000
General and Administrative expense	13,000	15,000
Sales and Marketing expense	3,000	7,000
Total Stock Based Compensation	$21,000	$29,000

At June 27, 2014, the total stock-based compensation expense related to unvested stock options and restricted shares granted to employees and independent directors under the Company’s stock option plans but not yet recognized was approximately $66,000. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 1.1 years and will be adjusted for subsequent changes in estimated forfeitures.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. API has never experienced any losses related to these balances. At June 27, 2014, approximately $1,163,000 is held in excess of federally insured limits.

Accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Any unanticipated change in the customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. As of June 27, 2014 one customer individually comprised 24% of accounts receivable. As of March 31, 2014, one customer individually comprised 19% of accounts receivable. The allowance for doubtful account balance was $20,000 on both June 27, 2014 and March 31, 2014.

Note 4. Detail of Certain Asset Accounts

Cash and Cash Equivalents - The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Inventories - Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (on a first in, first out method) or market. Inventories consist of the following at June 27, 2014 and March 31, 2014:

	June 27, 2014	March 31, 2014
Raw material	$2,694,000	$3,093,000
Work-in-process	1,039,000	954,000
Finished products	952,000	702,000
Inventories, net	$4,685,000	$4,749,000

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

Intangible Assets - Intangible assets that have definite lives consist of the following (dollars in thousands):

	Weighted Average	June 27, 2014
	Lives in Years	Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net
Customer list	15	Straight Line	$190	$116	$74
Trademarks	15	Cash Flow	2,270	1,309	961
Technology	10	Cash Flow	10,950	10,705	245
Distribution Rights	7	Straight Line	148	28	120
Patents pending			603	--	603
Patents	10	Straight Line	1,335	566	769
Total Intangibles			$15,496	$12,724	$2,772

	Weighted Average	March 31, 2014
	Lives in Years	Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net
Customer list	15	Straight Line	$190	$113	$77
Trademarks	15	Cash Flow	2,270	1,267	1,003
Technology	10	Cash Flow	10,950	10,672	278
Distribution Rights	7	Straight Line	148	23	125
Patents pending			795	--	795
Patents	10	Straight Line	1,108	444	664
Total Intangibles			$15,461	$12,519	$2,942

Amortization expense for the three-month periods ended June 27, 2014 and June 28, 2013 was approximately $205,000 and $250,000, respectively. The current patents held by the Company have remaining useful lives ranging up to 20 years.

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

Assuming no impairment to the intangible value, future amortization expense for intangible assets and patents, excluding patents pending, are as follows by fiscal year (in thousands):

Intangible Assets and Patents
Remainder of 2015	$368
2016	489
2017	336
2018	332
2019	325
2020 & after	319
Total	$2,169

Patent pending costs of $603,000 are not included in the future amortization chart above. These costs will be amortized beginning the month the patents are granted.

Note 5. Debt

Total outstanding debt of the Company as of June 27, 2014 and March 31, 2014 consisted of the following (in thousands):

	June 27, 2014	March 31, 2014
Bank term loan	$250	$306
Bank line of credit	1,294	2,147
MEDC/MSF loans	654	654
Partners for Growth loan, net of debt discount	1,367	1,508
Capital leases	50	56
Total	$3,615	$4,671

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

The interest rates on the SVB term loan and line of credit as of June 27, 2014 were 6.50% and 6.00%, respectively. The Company had approximately $1.3 million outstanding on the SVB line of credit with approximately $3.1 million in borrowing capacity as of June 27, 2014.

The EX-IM Loan Facility is guaranteed by the API’s subsidiaries and all borrowings under the SVB Loan Agreements are secured by a first priority security interest granted to SVB over substantially all of the Company’s respective assets. As of June 27, 2014, the Company is and expects to remain in compliance with the related liquidity and adjusted EBITDA covenant with SVB. The SVB term loan expires in March 2015 and the line of credit expires in June 2016.

Total interest payments made to the bank during the three months ended June 27, 2014 and June 28, 2013 were approximately $38,000 and $12,000, respectively.

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

As of June 27, 2014, the Company is and expects to remain in compliance with the related liquidity and adjusted EBITDA covenant with PFG, which were substantially the same as with SVB as of that date.

The Company determined the fair value of the warrant as of the issuance date to be $434,000. Pursuant to the accounting literature, a debt discount and a warrant liability were established as of the issuance date with the debt discount amortized over the life of the loan on an effective interest method. As of June 27, 2014, there was $179,000 in remaining unamortized debt discount offset against the PFG long term debt principal. See Note 6 to the Consolidated Financial Statements for additional information on the PFG warrants.

Total interest payments made to PFG during the years ended June 27, 2014 and June 28, 2013 were approximately $50,000 and $71,000, respectively.

MEDC/MSF Loans

In fiscal years 2005 and 2006, we entered into two unsecured loan agreements that are currently held by the Michigan Economic Development Corporation (“MEDC” and such agreement the “MEDC Loan Agreement”) and a MEDC affiliate, the Michigan Strategic Fund (“MSF” and such agreement the “MSF Loan Agreement”) pursuant to which we borrowed an aggregate of amount of $2.2 million. As amended, payments on the approximately $327,000 in principal outstanding, as of June 27, 2014, under each of the MEDC Loan Agreement and MSF Loan Agreement are deferred until they mature on December 1, 2014 and November 1, 2014, respectively, at which time the entire remaining balance under each loan agreement becomes due and payable. The interest rate under both of the loans was 5.00% as of June 27, 2014.

Interest payments made to the MEDC/MSF were approximately $8,000 and $9,000 during the three months ended June 27, 2014 and June 28, 2013, respectively.

Capital Leases

During fiscal 2014, the Company purchased certain equipment through several capital leases with monthly principal payments of $1,700 plus interest with some maturities extending to 2019. The leases are collateralized by the associated equipment.

Interest payments made to the lessors for the three months ended June 27, 2014 and June 28, 2013 were $1,000 and zero, respectively.

Note 6. Stockholders’ Equity

Equity Issuance

On May 30, 2014, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with B. Riley & Co., LLC, (the “Underwriter”) as sole underwriter for the offer and sale in a firm commitment underwritten public offering of 5,391,304 shares of the Company’s Common Stock at a price to the public of $0.530 per share ($0.493 per share, net of underwriting discounts) (the “Offering”). Pursuant to the Underwriting Agreement, the Company also (i) granted to the Underwriter a 30-day option to purchase up to an additional 808,696 shares of Common Stock to cover over-allotments, if any, at the same price and (ii) agreed to reimburse the Underwriter for certain of its out-of-pocket expenses.

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

Warrants

At March 31, 2014 and June 27, 2014, the Company had the following warrants outstanding and exercisable:

	Shares (000’s)	Exercise Price
2010 Warrants	267	$1.242
PFG Warrants	995	$0.500
PFG Warrants	200	$1.000
Total	1,462

On November 29, 2010, the Company issued 267,196 warrants to Robin Risser and Steve Williamson (the 2010 Warrants). Each 2010 Warrant is exercisable over a five year period for one share of the Company’s Class A Common Stock at an exercise price subject to adjustment, based on a formula in the warrant agreements, if Common Stock is issued in the future below $1.404. Future adjustments cannot reduce the exercise price below $1.17. Given the issuance in June 2014 of approximately 6.2 million shares at a price of $0.493 per share, a price reset was triggered to the 2010 Warrants and the new exercise price became $1.242. As a result of the exercise price reset feature, the fair values of the warrants are recorded as a liability with changes in values flowing through the Consolidated Statements of Operations.

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

For the three months ended June 27, 2014, the Company recorded income of $45,000 for the change in fair value of the warrant liability. For the three months ended June 28, 2013, the Company recorded expense of $196,000. The fair value of the warrant liability outstanding was approximately $364,000 and $409,000 as of June 27, 2014 and March 31, 2014, respectively.

The fair value of the warrant liability was estimated using the Monte Carlo option pricing model using the following assumptions:

	June 27, 2014		March 31, 2014
	PFG Warrants	2010 Warrants	PFG Warrants	2010 Warrants
Contractual term in years	3.6	1.4	3.9	1.7
Volatility	68.9%	73.3%	65.6%	69.5%
Expected dividend	--	--	--	--
Risk-free interest rate	1.12%	0.25%	1.25%	0.34%

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

The following chart represents the activity in the Company’s Level 3 warrants during the three months ended June 27, 2014 and the year ended March 31, 2014.

	Three months Ended June 27, 2014	Year Ended March 31, 2014
Level 3 Warrants, beginning of period	$409,000	$292,000
Addition – PFG Warrants, initial fair value	--	--
Change in fair value of warrant liability	(45,000)	117,000
Level 3 Warrants, end of period	$364,000	$409,000

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

Note 7. Earnings Per Share

The Company’s net earnings per share calculations are in accordance with FASB ASC 260-10. Accordingly, basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares outstanding for each year. The calculation of income (loss) per share is as follows:

	Three months ended
Basic and Diluted	June 27, 2014	June 28, 2013
Weighted Average Basic Shares Outstanding	32,642,000	31,198,000
Dilutive effect of Stock Options and Warrants	--	--
Weighted Average Diluted Shares Outstanding	32,642,000	31,198,000
Net loss	$(268,000)	$(925,000)
Basic loss per share	$(0.01)	$(0.03)
Diluted loss per share	$(0.01)	$(0.03)

The dilutive effect of stock options for the three-month periods ended June 27, 2014 and June 28, 2013 was not included in the calculation of diluted loss per share because to do so would have had an anti-dilutive effect as the Company had a net loss for the respective periods.

Note 8. Fair Value of Financial Instruments

The carrying value of all financial instruments potentially subject to valuation risk (principally consisting of cash equivalents, accounts receivable, accounts payable, MEDC/MSF debt and SVB bank debt) approximates the fair value based upon the short-term nature of these instruments. In the case of the PFG debt, the carrying value approximates fair value based upon prevailing interest rates and terms available to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Certain statements contained in this Management’s Discussion and Analysis (MD&A), including, without limitation, statements containing the words “may,” “will,” “can,” “anticipate,” “believe,” “plan,” “estimate,” “continue,” and similar expressions constitute “forward-looking statements.” These forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons, including risks described in the Risk Factors sections of our Annual Report on Form 10-K for the period ended March 31, 2014 (the 2014 Form 10-K) and elsewhere in this filing. Except for our ongoing obligation to disclose material information as required by federal securities laws, we do not intend to update you concerning any future revisions to any forward-looking statements to reflect events or circumstances occurring after the date of this report. The following discussion should be read in conjunction with the Risk Factors as well as our financial statements and the related notes.

Overview

API is a leading test and measurement company that packages optoelectronic semiconductors into high-speed optical receivers (HSOR products), custom optoelectronic subsystems (Optosolutions products) and Terahertz (THz products) instrumentation, serving a variety of global markets. Our HSOR transmission products are deployed in the internet infrastructure to enable the high-speed bandwidth necessary to support video and data for your TV, computer, tablet or smart phone anytime and anywhere. Our HSOR Comtest products are used to develop, manufacture and test optical communication equipment used in the telecom infrastructure. Our Optosolutions products are sold to a number of scientific instrumentation manufacturers for various applications such as metrology, currency validation, flame monitoring, solar panel quality, temperature sensing, particle detection, color sensing, infrared detection and many other applications that can only be done through optical sensing. Our T-Gauge® systems are used to measure and verify physical properties on-line and in real-time to reduce raw materials and rework costs in manufacturing processes as well as conduct quality control monitoring. Our established and growing patented Terahertz technology has allowed us to expand from the laboratory market into the 24/7 industrial process and quality control manufacturing, military and aerospace markets.

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

We predominantly sell directly to original equipment manufacturers with a direct sales force with limited sales through representatives, value added resellers (VAR) and distributors. Distributor and VAR sales represented approximately 15% of total revenue for the three months ended June 27, 2014. Significant terms and conditions of distributor agreements include FOB source, net 30 days payment terms, with no return and limited exchange rights, and no price protection. Since the product transfers title to the distributor at the time of shipment by us, the products are not considered inventory on consignment.

Revenue is also derived from technology research and development contracts. We recognize revenue from these contracts as services and/or materials are provided.

Impairment of Goodwill and Long-Lived Assets

As of June 27, 2014 and March 31, 2014, the consolidated balance sheet included $4.6 million of goodwill. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our business acquisitions.

Goodwill and intangible assets that are not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. In our annual assessment of goodwill impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value before performing the two step quantitative impairment test. If after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two step impairment test is not necessary. Step one of the two step impairment test is to compare the fair value of the reporting with the unit’s carrying amount, including goodwill. Fair value of each reporting unit is determined by weighting fair values using a combination of a discounted cash flow approach, and observed enterprise values to revenue multiples and precedent sales transaction multiples for companies in the reporting unit’s peer group. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss shall be recognized in an amount equal to that excess. We have selected March 31 as the date for its annual impairment test.

We continue to meet the criteria to report as a single reportable segment. In fiscal 2013 and prior years, we had one reporting unit which was the aggregation of our three product lines. In fiscal 2014, as a result of the change from a shared manufacturing process for the three product lines and certain restructuring changes internally, we concluded we could no longer aggregate our three product lines into one reporting unit for goodwill impairment purposes but instead considered there to be two reporting units as photodiode production remains common for the HSOR and THZ products and the types and classes of customers are similar as well. We test our goodwill annually unless there are qualitative indications that it is more likely than not that the asset is impaired. Given our current market capitalization and the results in the current quarter, we concluded further impairment analysis on our goodwill was not necessary.

The carrying value of other long-lived assets, including amortizable intangibles, leasehold improvements, and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset (asset group) are less than the carrying value of the asset (asset group). The estimated cash flows include our assumptions of cash inflows and outflows directly resulting from the use of that asset, or group of assets used in conjunction with the specific asset or assets, in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset, or asset group, over its then estimated fair value. Given the current quarter’s results, we have concluded that testing for impairment on our intangible assets was not necessary.

Accounting for Income Taxes

We record deferred income taxes for the future tax consequences of events that were recognized in our financial statements or tax returns. We record a valuation allowance against deferred tax assets when, in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future. Consistent with the 2014 Form 10-K, we have continued a full valuation allowance on our net Deferred Tax Assets as of June 27, 2014.

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

Warrant Valuations

We have warrants outstanding exercisable into 1,462,196 shares of Series A Common Stock with an estimated fair value of $364,000 as of June 27, 2014. We compute the fair value of the warrants using the Monte Carlo model, which is generally a preferred model when instruments contain non-standard features. When a warrant may have different share exercise assumptions such as those issued in February 2013 to Partners for Growth III, L.P. and affiliates, we weigh various values based on the estimated probability of each outcome as of the valuation date. The value derived from the model is therefore sensitive to changes in our weighting and also changes in the inputs regarding the current stock price, the contractual term, volatility, risk free interest rates and expected dividend rate.

RESULTS OF OPERATIONS

Revenues

We predominantly operate in one industry segment, light and radiation detection devices, and sell to four major markets including test and measurement, telecommunications, military and aerospace, and medical. Revenues by market consisted of the following (in thousands):

	Three months ended
Revenues	June 27, 2014		June 28,2013
Test and Measurement	$4,476	59%	$4,439	63%
Telecommunications	2,442	32%	1,256	18%
Military/Aerospace	644	8%	1,047	15%
Medical	101	1%	336	4%
Total Revenues	$7,663	100%	$7,078	100%

Our revenues for the quarter ended June 27, 2014 were approximately $7.7 million, an increase of 8% (or $585,000) from revenues of $7.1 million for the quarter ended June 28, 2013. Revenues increased 10% from the quarter ended March 31, 2014. We experienced revenue increases in two of four markets for the quarter ended June 27, 2014 compared to the prior year period.

The Test and Measurement market revenue was approximately $4.5 million in the first quarter of fiscal 2015, an increase of $37,000 over the prior year quarter. The small improvement was attributable to the strength we have seen in the Comtest market although declines in Terahertz development contracts offset much of the improvement. Sequentially, revenue increased approximately 3%, or $147,000, from the fourth quarter of fiscal 2014 as Comtest sales growth offset some seasonal declines in our Optosolutions products.

Telecommunication transmission revenue in the first quarter of fiscal 2015 was $2.4 million, an increase of approximately 94% (or $1.2 million) from the prior year first quarter. The improvement was due primarily to higher 100G line side sales as supply chain constraints from last year have been resolved. Telecommunications revenue on a consecutive quarterly basis increased 30%, or approximately $570,000, from the fourth quarter of fiscal 2014 due to further expansion of our production capability by adding a second shift.

Military/Aerospace market revenue in the first quarter of fiscal 2015 was $644,000, a decrease of 38% (or $403,000) from the comparable prior year period due to a slowdown we have seen on certain Optosolutions military missile programs. Sequentially, we had a $102,000 improvement in revenues given the resumption of volume production on one of the programs. Current and expected Terahertz contract awards should boost our revenue run rate in future quarters such that we see substantial growth for the year.

Medical market revenues in the first quarter of fiscal 2015 were $101,000, a decrease from the prior year quarter of $235,000 (70%) and a decrease of $132,000 from the fourth quarter of fiscal 2014. Both decreases were primarily due to timing of shipments related to one customer.

Overall, we would reiterate our previous expectation for fiscal year 2015 revenues to grow by more than 20% given the expected strength in our three largest markets. Most of this revenue growth comes from new products developed during the last three years in our HSOR and THZ product lines.

Gross Profit

Gross profit for the first quarter of fiscal 2015 was $2.9 million which was similar to the first quarter of fiscal 2014. Gross profit percentage was 38% for the first quarter of fiscal 2015 compared to 41% in the first quarter of fiscal 2014 given the absence of Terahertz development contract revenues enjoyed in last year’s first quarter that have not yet been replaced. Our gross margin percentage in the fourth quarter of fiscal 2014 was 29% and improved to 38% in the first quarter of fiscal 2015 on the higher volume, cost savings from the previously announced outsourcing of our silicon photodiode fabrication, and material cost reductions in HSOR products in the quarter.

Operating Expenses

Total operating expenses for the quarter ended June 27, 2014 were $3.1 million, a decrease of $393,000 over the comparable fiscal 2014 period and similar when compared to the fourth quarter of fiscal 2014. The reduction from last year is due primarily to completion of several engineering projects or contracts which allowed us to reduce our headcount and costs to be more in line with our revenue profile.

Research, Development and Engineering (RD&E) expenses of $1.0 million decreased by $483,000 in the first quarter of fiscal 2015 compared to the first quarter of fiscal 2014 due to completion of several engineering projects or contracts which allowed us to reduce our headcount and costs to be more in line with our revenue profile.

Sales and Marketing (S&M) expenses dropped $17,000 to $570,000 (7% of sales) in the first quarter of fiscal 2015 compared to $587,000 (8% of sales) in the prior year first quarter. The decrease was primarily attributable to a reduction in consulting costs as integration of the Silonex business activities has been completed.

General and Administrative (G&A) expenses increased $152,000 to approximately $1.3 million (17% of sales) for the first quarter of fiscal 2015, compared to $1.1 million (16% of sales) for the first quarter of fiscal 2014. The increase was primarily attributable to higher legal costs.

Amortization expense decreased $45,000 to $205,000 compared to the first quarter of fiscal 2014 expense of approximately $250,000. We utilize the cash flow amortization method on the majority of our intangible assets which means lower amortization as the assets near the end of their lives.

The non-cash expensing of stock option and restricted stock grants included in operating expenses was $21,000 for the three month period ended June 27, 2014 compared to $29,000 for the three month period ended June 28, 2013.

Other Income (Expense), net

Interest expense in the first quarter of fiscal 2014 was $181,000 compared to $160,000 in the first quarter of fiscal 2013, due to the increase in use of the line of credit in the current period when compared to the prior year quarter.

The fair value of the warrant liability discussed in Note 6 is determined using a Monte Carlo option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility, weightings of various PFG warrant outcomes and the contractual term. To the extent that the fair value of the warrant liability increases or decreases, we record an expense or income in our statements of operations. For the first quarter of fiscal 2015, we recorded other income of $45,000 on the change in fair value of the warrant liability given the decrease in the stock price and reduced maturity on the warrant term. The non-cash expense of $196,000 recorded from to the change in fair value of the warrant liability in the first quarter of fiscal 2014 was primarily due to the improvement in the stock price for that period.

We realized a GAAP net loss for the first quarter of fiscal 2015 of approximately $268,000 ($0.01 per share), as compared to a net loss of $925,000 ($0.03 per share) in the first quarter of fiscal 2014, an improvement in income of approximately $657,000. This reduction in loss for the first quarter in fiscal 2015 is primarily attributable to lower operating expenses ($393,000) and non cash fluctuations in the fair value of our outstanding warrants of $241,000.

Fluctuation in Operating Results

Our operating results may fluctuate from period to period and will depend on numerous factors, including, but not limited to, customer demand and market acceptance of our products, new product introductions, product obsolescence, component price fluctuation, manufacturing inefficiencies, varying product mix, and other factors. If demand does not meet our expectations in any given quarter, the sales shortfall may result in an increased impact on operating results due to our inability to adjust operating expenditures quickly enough to compensate for such shortfall. Our result of operations could be materially adversely affected by changes in economic conditions, customer merger and acquisition activity, governmental or customer spending patterns for the markets we serve. The current turbulence in the global financial markets and its potential impact on global demand for our customers’ products and their ability to finance capital expenditures could materially affect our operating results. In addition, any reduction in defense spending as a result of a change in governmental spending patterns could reduce demand for our products and services.

Liquidity and Capital Resources

At June 27, 2014, we had cash and cash equivalents of $1.4 million an increase of approximately $1.3 million from the March 31, 2014 balance. The higher cash balance is attributable to cash used in operating activities of $511,000, cash provided from investing activities of approximately $5,000, and cash provided by investing activities of $1.8 million primarily due to the recent receipt of $2.9 million in net proceeds from issuance of 6.2 million shares of our Class A Common Stock in June 2014.

Operating Activities

The decrease of $511,000 in cash resulting from operating activities for the three months ended June 27, 2014 was primarily attributable to net cash provided in operations of $126,000, and net cash used to fund operating assets and liabilities of $637,000. Cash provided in operations of $126,000 resulted from the net loss of approximately $268,000 less non-cash charges of $394,000 mostly related to depreciation, amortization, stock-based compensation, and change in fair value of warrant liability. The bulk of the net cash used to fund operating assets came from the decrease in trade payables.

Investing Activities

For the three months ended June 27, 2014, we sold excess fabrication equipment for proceeds of $125,000 which netted against outflows for capital expenditures of $85,000 and patent expenditures of $35,000.

Financing Activities

For the three months ended June 27, 2014, approximately $1.8 million was provided by financing activities since we received the previously mentioned net proceeds of $2.9 million from our placement of 6.2 million shares of Class A Common Stock. This amount was offset by payments of principal on our loans with PFG and SVB.

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

Combined with the June 2014 revised covenants with both SVB and PFG, expected cash flow (as measured by our bank EBITDA calculation), and the current SVB line of credit, we believe that our existing cash and cash equivalents will be sufficient for the next twelve months. Positive cash flow from operations is highly dependent on increasing revenue levels. We have had and may continue to experience supply limitations that could hamper our ability to achieve the levels of HSOR revenue and the related gross margin previously enjoyed. We may therefore need additional financing to fund our operations in the future and there can be no assurance that additional funds will be available, especially if we experience operating results below expectations, or, if financing is available, there can be no assurance as to the terms on which funds might be available. If adequate financing is not available as required, or is not available on favorable terms, our business, financial position and results of operations will be adversely affected.

Recent Pronouncements and Accounting Changes

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09 – Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. Generally Accepted Accounting Principles (U.S. GAAP). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required with the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii)a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of adopting ASU 2014-09 on our consolidated financial statement and we have not yet determined the method by which we will adopt the standard in fiscal 2018.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At June 27, 2014, most of our interest rate exposure is linked to the prime rate on our line of credit, subject to certain limitations, offset by cash which could be invested in short term instruments. As such, we are at risk to the extent of the spread between these two types of instruments. We do not believe that moderate changes in the prime rate will materially affect our operating results or financial condition.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 27, 2014 that has materially affected or is reasonably likely to materially affect our internal controls.

Part II — OTHER INFORMATION

Item 1.          Legal Proceedings

The information regarding litigation proceedings described in our Annual Report on Form 10-K for the year ended March 31, 2014 is incorporated herein by reference.

Item 1A.       Risk Factors

The risks, uncertainties and other factors described in Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (the 2014 Form 10-K) are not the only ones facing the Company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also have a material impact on our business operations, financial condition or operating results.

There have been no material changes in our risk factors from those disclosed in the 2014 Form 10-K.

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

August 11, 2014

/s/ Richard Kurtz

Richard Kurtz

Chief Executive Officer, President

and Director

/s/ Jeff Anderson

Jeff Anderson

Chief Financial Officer