Form 10-Q
period 2014-09-26
ADVANCED PHOTONIX INC
filed 2014-11-10
CIK 869986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2014

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

                                                                                 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐    NO ☑

As of October 31, 2014, there were 37,381,413 shares of Class A Common Stock, $.001 par value, outstanding.

Advanced Photonix, Inc.

Form 10-Q

For the Quarter Ended September 26, 2014

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Advanced Photonix, Inc.

Condensed Consolidated Balance Sheets

	September 26, 2014	March 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,146,000	$120,000
Receivables, net	4,462,000	5,085,000
Inventories	4,800,000	4,749,000
Prepaid expenses and other current assets	719,000	444,000
Total current assets	11,127,000	10,398,000
Equipment and leasehold improvements, net	1,815,000	2,144,000
Goodwill	4,579,000	4,579,000
Intangibles and patents, net	2,686,000	2,942,000
Other assets	179,000	138,000
Total Assets	$20,386,000	$20,201,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,198,000	$2,661,000
Accrued compensation	956,000	701,000
Accrued subcontracting costs	227,000	344,000
Other accrued expenses	771,000	1,108,000
Current portion of long-term debt, PFG	714,000	714,000
Current portion of long-term debt – MEDC/MSF	654,000	654,000
Current portion of capital lease	15,000	20,000
Current portion of long-term debt - bank line of credit	1,201,000	2,147,000
Current portion of long-term debt - bank term loan	167,000	306,000
Total current liabilities	6,903,000	8,655,000
Long-term debt, less current portion – PFG, net of discount	511,000	794,000
Long-term debt, capital lease	32,000	36,000
Warrant liability	318,000	409,000
Total liabilities	7,764,000	9,894,000

Commitments and contingencies
Shareholders' equity:
Class A Common Stock, $.001 par value, 100,000,000 authorized; 37,381,413 shares issued and outstanding as of September 26, 2014, and 31,203,213 shares issued and outstanding as of March 31, 2014	37,000	31,000
Additional paid-in capital	61,697,000	58,752,000
Accumulated deficit	(49,112,000)	(48,476,000)
Total shareholders' equity	12,622,000	10,307,000
Total Liabilities and Shareholders’ Equity	$20,386,000	$20,201,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Sales, net	$7,789,000	$7,536,000	$15,452,000	$14,614,000
Cost of products sold	5,165,000	4,747,000	9,909,000	8,898,000
Gross profit	2,624,000	2,789,000	5,543,000	5,716,000

Operating expenses:
Research, development and engineering	1,051,000	1,234,000	2,060,000	2,726,000
Sales and marketing	577,000	640,000	1,147,000	1,227,000
General and administrative	1,087,000	1,202,000	2,363,000	2,326,000
Amortization expense	181,000	259,000	386,000	509,000
Total operating expenses	2,896,000	3,335,000	5,956,000	6,788,000
Loss from operations	(272,000)	(546,000)	(413,000)	(1,072,000)

Other income (expense):
Interest expense	(129,000)	(165,000)	(310,000)	(325,000)
Change in fair value of warrant liability	46,000	107,000	91,000	(89,000)
Other income (loss)	(13,000)	26,000	(4,000)	(17,000)
Total other expense	(96,000)	(32,000)	(223,000)	(431,000)
Loss before benefit for income taxes	(368,000)	(578,000)	(636,000)	(1,503,000)

Benefit for income taxes	--	--	--	--
Net loss	$(368,000)	$(578,000)	$(636,000)	$(1,503,000)

Basic & diluted loss per share	$(0.01)	$(0.02)	$(0.02)	$(0.05)
Weighted average common shares outstanding
Basic & diluted shares	37,381,000	31,229,000	35,051,000	31,213,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	September 26, 2014	September 27, 2013
Cash flows from operating activities:
Net loss	$(636,000)	$(1,503,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	336,000	463,000
Amortization of intangible assets	386,000	509,000
Amortization of debt discount	74,000	96,000
Stock based compensation expense	37,000	70,000
Change in fair value of warrant liability	(91,000)	89,000
Changes in operating assets and liabilities:
Accounts receivable – net	623,000	(674,000)
Inventories	(51,000)	(712,000)
Prepaid expenses and other assets	(316,000)	15,000
Accounts payable and accrued expenses	(662,000)	1,172,000
Net cash used in operating activities	(300,000)	(475,000)

Cash flows from investing activities:
Capital expenditures	(132,000)	(93,000)
Proceeds from sale of equipment	125,000	‘--
Patent expenditures	(130,000)	(127,000)
Net cash used in investing activities	(137,000)	(220,000)

Cash flows from financing activities:
Net proceeds or (payments) on bank line of credit	(946,000)	1,251,000
Payments on bank term loan	(139,000)	(167,000)
Payments on MEDC/MSF term loans	--	(276,000)
Payments on PFG term loan	(357,000)	(357,000)
Payments on capital lease	(9,000)	(3,000)
Taxes paid on net share settlement	--	(1,000)
Net proceeds from issuance of Class A Common Stock	2,914,000	--
Net cash provided by financing activities	1,463,000	447,000
Net increase (decrease) in cash and cash equivalents	1,026,000	(248,000)
Cash and cash equivalents at beginning of period	120,000	619,000
Cash and cash equivalents at end of period	$1,146,000	$371,000

	September 26, 2014	September 27, 2013
Supplemental disclosure of cash flow information:
Cash paid for interest	$167,000	$193,000
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment through-capital lease	$--	$50,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.

Notes to Condensed Consolidated Financial Statements
September 26, 2014

Note 1.   Basis of Presentation

Business Description

General – Advanced Photonix, Inc. ® (the Company, we, us, our, or API), was incorporated under the laws of the State of Delaware in June 1988. API is a leading test and measurement company that packages optoelectronic semiconductors into high-speed optical receivers (HSOR products), custom optoelectronic subsystems (Optosolutions products) and Terahertz (THz products) instrumentation, serving the test and measurement, telecommunications, military/aerospace and medical markets. The Company supports the customers from the initial concept and design phase of the product, through testing to full-scale production. The Company has two manufacturing facilities located in Camarillo, California and Ann Arbor, Michigan.

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries (Silicon Sensors Inc. Picometrix®, LLC, and Advanced Photonix Canada, Inc.). The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Operating results for the six-month period ended September 26, 2014 are not necessarily indicative of the results that may be expected for the balance of the fiscal year ending March 31, 2015.

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

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company is currently evaluating the impact of adopting ASU 2014-09 on the consolidated financial statement and has not yet determined the method by which the Company will adopt the standard in fiscal 2018.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.

ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim periods within annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2014-15 on the consolidated financial statement and has not yet determined the impact the standard may have on the fiscal 2017 disclosures.

Note 2. Stock Based Compensation

The Company has three stock equity plans: The 1997 Employee Stock Option Plan, the 2000 Stock Option Plan and the 2007 Equity Incentive Plan. As of September 26, 2014, no additional awards may be issued under either the 1997 Employee Stock Option Plan or the 2000 Stock Option Plan. There are 2,500,000 shares authorized for issuance under the 2007 Equity Incentive Plan, with 262,095 shares remaining available for future grant.

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

The following table summarizes information regarding options outstanding and options exercisable at each of the quarterly periods through the six months ended September 27, 2013 and September 26, 2014, respectively, and the changes during the periods then ended:

	Number of Options Outstanding	Weighted Average Exercise Price per	Number of Shares Exercisable	Weighted Average Exercise Price per
	(000’s)	Share	(000’s)	Share
Balance as of March 31, 2013	2,392	$1.66	2,142	$1.76
Granted	24	$0.48
Exercised	--	$--
Expired or forfeited	(114)	$1.03
Balance as of June 28, 2013	2,302	$1.68	2,099	$1.76
Granted	--	$--
Exercised	(4)	$0.44
Expired or forfeited	(19)	$1.80
Balance as of September 27, 2013	2,279	$1.68	2,117	$1.75

	Number of Options Outstanding	Weighted Average Exercise Price per	Number of Shares Exercisable	Weighted Average Exercise Price per
	(000’s)	Share	(000’s)	Share
Balance as of March 31, 2014	2,171	$1.66	2,017	$1.75
Granted	--	$--
Exercised	--	$--
Expired or forfeited	(36)	$2.09
Balance as of June 27, 2014	2,135	$1.68	2,031	$1.70
Granted	--	$--
Exercised	--	$--
Expired or forfeited	(16)	$1.39
Balance as of September 26, 2014	2,119	$1.66	2,055	$1.69
Vested & expected to Vest, September 26, 2014	2,103	$1.67

Information regarding stock options outstanding as of September 26, 2014 is as follows:

			Options Outstanding
Price Range			Shares (in 000s)	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.44	-	$1.25	521	$0.71	7.00
$1.26	-	$2.50	1,348	$1.81	2.69
$2.51	-	$5.34	250	$2.83	0.92

			Options Exercisable
Price Range			Shares (in 000s)	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.44	-	$1.25	457	$0.69	6.96
$1.26	-	$2.50	1,348	$1.81	2.69
$2.51	-	$5.34	250	$2.83	0.92

The intrinsic value of options exercised during each of the three and six month periods ended September 26, 2014 was zero. The intrinsic value of options exercised during both the three and six month periods ended September 27, 2013 was $600.

During the second quarter of fiscal 2015, no restricted shares were issued. There were 50,000 restricted shares issued during the second quarter of fiscal 2014. The restricted share transactions are summarized below:

	Shares (000’s)	Weighted Average Grant Date Fair Value Per Share
Unvested, March 31, 2013	128	$0.87
Granted	40	$0.48
Vested	--	$--
Expired or forfeited	(1)	$0.76
Unvested, June 28, 2013	167	$0.78
Granted	50	$0.66
Vested	(26)	$0.89
Expired or forfeited	(7)	$0.95
Unvested, September 27, 2013	184	$0.72

	Shares (000’s)	Weighted Average Grant Date Fair Value Per Share
Unvested, March 31, 2014	84	$0.76
Granted	--	$--
Vested	--	$--
Expired or forfeited	(16)	$0.50
Unvested, June 27, 2014	68	$0.83
Granted	--	$--
Vested	(25)	$0.95
Expired or forfeited	--	$--
Unvested, September 26, 2014	43	$0.75

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

1.

The time period that option awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period. The expected term assumption for awards issued during the six month periods ended September 26, 2014 and September 27, 2013 was 6.3 years.

2.

The future volatility of the Company’s stock has been estimated based on the weekly stock price during the expected term to the date of the latest stock option grant. The expected volatility assumption for awards issued during the six month periods ended September 26, 2014 and September 27, 2013 both averaged 68%.

3.

A dividend yield of zero has been assumed for awards issued during six month periods ended September 26, 2014 and September 27, 2013, based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.

4.

The Company has based its risk-free interest rate assumption for awards issued during the six month periods ended September 26, 2014 and September 27, 2013 on the implied yield available on U.S. Treasury issues with an equivalent expected term, which both averaged 1.1% during each of the respective periods.

5.

The forfeiture rate, for awards issued during the six month periods ended September 26, 2014 and September 27, 2013, was 26% and 22%, respectively, and was based on the Company’s actual historical forfeiture history.

The Company’s stock-based compensation expense is classified in the table below:

	Three months ended		Six months ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Cost of Products Sold	$2,000	$2,000	$3,000	$4,000
Research, development & engineering expense	3,000	7,000	7,000	12,000
General and Administrative expense	10,000	24,000	23,000	39,000
Sales and Marketing expense	1,000	8,000	4,000	15,000
Total Stock Based Compensation	$16,000	$41,000	$37,000	$70,000

At September 26, 2014, the total stock-based compensation expense related to unvested stock options and restricted shares granted to employees and independent directors under the Company’s stock option plans but not yet recognized was $49,000. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 0.9 years and will be adjusted for subsequent changes in estimated forfeitures.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. API has never experienced any losses related to these balances. At September 26, 2014, there was $868,000 cash held in excess of federally insured limits.

Accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Any unanticipated change in the customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. As of September 26, 2014 two customers comprised 28% of accounts receivable. As of March 31, 2014, one customer individually comprised 19% of accounts receivable. The allowance for doubtful account balance was $20,000 on both September 26, 2014 and March 31, 2014.

Note 4. Detail of Certain Asset Accounts

Cash and Cash Equivalents - The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Inventories - Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (on a first in, first out method) or market. Inventories consist of the following at September 26, 2014 and March 31, 2014:

	September 26, 2014	March 31, 2014
Raw material	$2,781,000	$3,093,000
Work-in-process	836,000	954,000
Finished products	1,183,000	702,000
Inventories, net	$4,800,000	$4,749,000

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

Intangible Assets - Intangible assets that have definite lives consist of the following (dollars in thousands):

	Weighted Average	September 26, 2014
	Lives in Years	Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net
Customer list	15	Straight Line	$190	$119	$71
Trademarks	15	Cash Flow	2,270	1,352	918
Technology	10	Cash Flow	10,950	10,791	159
Distribution Rights	7	Straight Line	148	33	115
Patents pending			642	--	642
Patents	10	Straight Line	1,391	610	781
Total Intangibles			$15,591	$12,905	$2,686

	Weighted Average	March 31, 2014
	Lives in Years	Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net
Customer list	15	Straight Line	$190	$113	$77
Trademarks	15	Cash Flow	2,270	1,267	1,003
Technology	10	Cash Flow	10,950	10,672	278
Distribution Rights	7	Straight Line	148	23	125
Patents pending			795	--	795
Patents	10	Straight Line	1,108	444	664
Total Intangibles			$15,461	$12,519	$2,942

Amortization expense for the three-month periods ended September 26, 2014 and September 27, 2013 was $181,000 and $259,000, respectively. The current patents held by the Company have remaining useful lives ranging from 2 years to 20 years. Amortization expense for the six-month periods ended September 26, 2014 and September 27, 2013 was $386,000 and $509,000, respectively.

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

Assuming no impairment to the intangible value, future amortization expense for intangible assets and patents, excluding patents pending, are as follows by fiscal year (in thousands):

Intangible Assets and Patents
Remainder of 2015	$304
2016	388
2017	343
2018	339
2019	330
2020 & after	340
Total	$2,044

Patent pending costs of $642,000 are not included in the future amortization chart above. These costs will be amortized beginning the month the patents are granted.

Note 5. Debt

Total outstanding debt of the Company as of September 26, 2014 and March 31, 2014 consisted of the following (in thousands):

	September 26, 2014	March 31, 2014
Bank term loan	$167	$306
Bank line of credit	1,201	2,147
MEDC/MSF loans	654	654
Partners for Growth (PFG) loan, net of debt discount	1,225	1,508
Capital leases	47	56
Total	$3,294	$4,671

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

On June 6, 2014, API received approximately $2,657,000 in proceeds before expenses from a secondary placement of 5,391,304 shares of Class A Common Stock through a firm underwriting by B Riley & Co., LLC. On June 10, 2014, the underwriter exercised the option on an additional 808,696 shares of Class A Common Stock for proceeds before expenses of $398,606. The net proceeds were used to pay down the existing line of credit with SVB and certain related fees. On June 20, 2014, API signed separate amendments with SVB and PFG where, among other things, (i) SVB agreed to extend the maturity date of the Company’s line of credit to June 2016, (ii) all parties agreed to a six month trailing adjusted EBTIDA covenant, measured at each fiscal month end, of negative $850,000 through June 2014, negative $300,000 for July through September 2014, a positive $1 for October through December 2014 and $100,000 each month thereafter subject to reset upon the submission of the fiscal 2016 budget but no lower than $100,000 on a rolling six month basis, (iii) all parties agreed to adjust the minimum liquidity ratio, as defined, to be 1.30 to 1.00 for months ending prior to June 2014 and 2.00 to 1.00 for all months on or after June 2014 as measured at each month end, and (iv) SVB restored an interest rate matrix based on the covenant performance that results in an interest rate on the line of credit to range from prime rate plus 50 basis points up to prime rate plus 400 basis points and an interest rate on the term loan to range from prime plus 100 basis points up to prime plus 450 basis points. The agreements confirmed the obligation to pay the previously agreed Tail fees of $50,000 and $75,000 to SVB and PFG respectively, associated attorney fees for the amendment, but waived the added fees for May 2014 of $15,000 and $20,000 respectively.

On November 10, 2014, API signed separate amendments to the Loan Agreements with SVB and PFG where, among other things, (i) all parties agreed to a six month trailing adjusted EBITDA covenant, measured at each fiscal month end, of negative $800,000 through March of 2015, negative $300,000 for April through June of 2015, and $100,000 each month thereafter, (ii) all parties agreed to adjust the minimum liquidity ratio, as defined, to be 2.00 to 1.00 through February of 2015 with a reduction to 1.50 to 1.00 for each month thereafter, (iii) all parties agreed to continue the existing interest rate matrix. The amendments provided for a reimbursement of legal expenses and a modification fee of $10,000 with an additional $10,000 payable if the Company’s March 2015 quarterly adjusted EBITDA is less than one dollar.

The interest rates on the SVB term loan and line of credit as of September 26, 2014 were 3.75% and 4.25%, respectively. The Company had approximately $1.2 million outstanding on the SVB line of credit with approximately $2.6 million in borrowing capacity as of September 26, 2014.

The EX-IM Loan Facility is guaranteed by the API’s subsidiaries and all borrowings under the SVB Loan Agreements are secured by a first priority security interest granted to SVB over substantially all of the Company’s respective assets. As of September 26, 2014, the Company is and expects to remain in compliance with the revised liquidity and adjusted EBITDA covenant with SVB.

Total interest payments made to the Company’s bank lenders during the six months ended September 26, 2014 and September 27, 2013 were $54,000 and $36,000, respectively. Total interest payments made to the Company’s bank lenders during the three months ended September 26, 2014 and September 27, 2013 were $16,000 and $25,000, respectively

Partners for Growth Secured Debt

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

On June 20, 2014, API signed separate amendments with SVB and PFG where, among other things, both parties agreed to a minimum six month trailing adjusted EBTIDA covenant, measured at each fiscal month end, of negative $850,000 through June 2014, negative $300,000 for July through September 2014, a positive $1 for October through December 2014 and $100,000 each month thereafter subject to reset upon the submission of the fiscal 2016 budget but no lower than $100,000 on a rolling six month basis, both parties agreed to adjust the minimum liquidity ratio, as defined, to be 1.30 to 1.00 for months ending prior to June 2014 and 2.00 to 1.00 for all months on or after June 2014 as measured at each month end. The agreements confirmed the obligation to pay the previously agreed Tail fees of $50,000 and $75,000 to SVB and PFG respectively, associated attorney fees for the amendment, but waived the added fees for May of $15,000 for SVB and $20,000 for PFG.

On November 10, 2014, API signed separate amendments to the Loan Agreements with SVB and PFG where, among other things, (i) all parties agreed to a six month trailing adjusted EBITDA covenant, measured at each fiscal month end, of negative $800,000 through March of 2015, negative $300,000 for April through June of 2015, and $100,000 each month thereafter, (ii) all parties agreed to adjust the minimum liquidity ratio, as defined, to be 2.00 to 1.00 through February of 2015 with a reduction to 1.50 to 1.00 for each month thereafter, (iii) all parties agreed to continue the existing interest rate matrix. The amendments provided for a reimbursement of legal expenses and a modification fee of $12,500 with an additional $12,500 payable if the Company’s March 2015 quarterly adjusted EBITDA is less than one dollar.

As of September 26, 2014, the Company is and expects to remain in compliance with the revised liquidity and adjusted EBITDA covenant with PFG, which were substantially the same as with SVB as of that date.

The Company determined the fair value of the warrant as of the issuance date to be $434,000. Pursuant to the accounting literature, a debt discount and a warrant liability were established as of the issuance date with the debt discount amortized over the life of the loan on an effective interest method. As of September 26, 2014, there was $144,000 in remaining unamortized debt discount offset against the PFG long term debt principal. See Note 6 to the Condensed Consolidated Financial Statements for additional information on the PFG warrants.

Interest payments made to PFG during the three and six month periods ended September 26, 2014 were $45,000 and $95,000, respectively. Interest payments made to PFG during the three and six month periods ended September 27, 2013 were $66,000 and $138,000, respectively.

MEDC/MSF Loans

In fiscal years 2005 and 2006, we entered into two unsecured loan agreements that are currently held by the Michigan Economic Development Corporation (“MEDC” and such agreement the “MEDC Loan Agreement”) and a MEDC affiliate, the Michigan Strategic Fund (“MSF” and such agreement the “MSF Loan Agreement”) pursuant to which we borrowed an aggregate of amount of $2.2 million. As amended, payments on the approximately $327,000 in principal outstanding, as of September 26, 2014, under each of the MEDC Loan Agreement and MSF Loan Agreement are deferred until they mature on December 1, 2014 and November 1, 2014, respectively, at which time the entire remaining balance under each loan agreement becomes due and payable. The interest rate under both of the loans was 5.00% as of September 26, 2014. API has initiated discussions with the MEDC to revise the maturity dates of the loans. To date, a formal arrangement has not been finalized.

Interest payments made to the MEDC/MSF were $16,000 and $18,000 during the six months ended September 26, 2014 and September 27, 2013, respectively. Interest payments made to the MEDC/MSF were $8,000 during both the three months ended September 26, 2014 and September 27, 2013.

Capital Leases

During fiscal 2014, the Company purchased $82,000 of equipment through several capital leases with monthly principal payments of $1,700 plus interest with some maturities extending to 2019. The leases are collateralized by the associated equipment.

Interest payments made to the lessors for the three and six months ended September 26, 2014 were $1,000 and $2,000, respectively. Interest payments made to the lessors for the three and six months ended September 27, 2013 were $1,000 and zero, respectively.

Note 6. Stockholders’ Equity

Warrants

At September 26, 2014 and March 31, 2014 the Company had the following warrants outstanding and exercisable:

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

For the three and six months ended September 26, 2014, the Company recorded income of $46,000 and $91,000, respectively for the change in fair value of the warrant liability. For the three and six months ended September 27, 2013, the Company recorded income of $107,000 and expense of $89,000, respectively for the change in fair value of the warrant liability. The fair value of the warrant liability outstanding was approximately $318,000 and $409,000 as of September 26, 2014 and March 31, 2014, respectively.

The fair value of the warrant liability was estimated using the Monte Carlo option pricing model using the following assumptions:

	September 26, 2014		March 31, 2014
	PFG Warrants	2010 Warrants	PFG Warrants	2010 Warrants
Contractual term in years	3.4	1.2	3.9	1.7
Volatility	66.7%	54.7%	65.6%	69.5%
Expected dividend	--	--	--	--
Risk-free interest rate	1.02%	0.19%	1.25%	0.34%

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

	Six months Ended September 26, 2014	Year Ended March 31, 2014
Level 3 Warrants, beginning of period	$409,000	$292,000
Addition – PFG Warrants, initial fair value	--	--
Change in fair value of warrant liability	(91,000)	117,000
Level 3 Warrants, end of period	$318,000	$409,000

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

Note 7. Earnings Per Share

The Company’s net earnings per share calculations are in accordance with FASB ASC 260-10. Accordingly, basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares outstanding for each period. The calculation of loss per share is as follows:

	Three months ended
Basic and Diluted	September 26, 2014	September 27, 2013
Weighted Average Basic Shares Outstanding	37,381,000	31,229,000
Dilutive effect of Stock Options and Warrants	--	--
Weighted Average Diluted Shares Outstanding	37,381,000	31,229,000
Net loss	$(368,000)	$(578,000)
Basic and Diluted loss per share	$(0.01)	$(0.02)

	Six months ended
Basic and Diluted	September 26, 2014	September 27, 2013
Weighted Average Basic Shares Outstanding	35,051,000	31,213,000
Dilutive effect of Stock Options and Warrants	--	--
Weighted Average Diluted Shares Outstanding	35,051,000	31,213,000
Net loss	$(636,000)	$(1,503,000)
Basic and Diluted loss per share	$(0.02)	$(0.05)

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

We predominantly sell directly to original equipment manufacturers with a direct sales force with limited sales through representatives, value added resellers (VAR) and distributors. Distributor and VAR sales represented approximately 15% of total revenue for the three months ended September 26, 2014. Significant terms and conditions of distributor agreements include transfer of title upon shipment, net 30 days payment terms, with no return and limited exchange rights, and no price protection. Since the product transfers title to the distributor at the time of shipment by us, the products are not considered inventory on consignment.

Revenue is also derived from technology research and development contracts. We recognize revenue from these contracts as services and/or materials are provided.

Impairment of Goodwill and Long-Lived Assets

As of September 26, 2014 and March 31, 2014, the consolidated balance sheet included $4.6 million of goodwill. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our business acquisitions.

Goodwill and intangible assets that are not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. In our annual assessment of goodwill impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying value before performing the two step quantitative impairment test. If after assessing the totality of events or circumstances, we determine it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two step impairment test is not necessary. Step one of the two step impairment test is to compare the fair value of the reporting with the unit’s carrying amount, including goodwill. Fair value of each reporting unit is determined by weighting fair values using a combination of a discounted cash flow approach, and observed enterprise values to revenue multiples and precedent sales transaction multiples for companies in the reporting unit’s peer group. If this test indicates that the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying amount of the reporting unit’s goodwill. If the carrying amount of the goodwill exceeds its implied fair value, an impairment loss shall be recognized in an amount equal to that excess. We have selected March 31 as the date for the annual impairment test.

We continue to meet the criteria to report as a single reportable segment. In fiscal 2013 and prior years, we had one reporting unit which was the aggregation of our three product lines. In fiscal 2014, as a result of the change from a shared manufacturing process for the three product lines and certain restructuring changes internally, we concluded we could no longer aggregate our three product lines into one reporting unit for goodwill impairment purposes but instead considered there to be two reporting units as photodiode production remains common for the HSOR and THZ products and the types and classes of customers are similar as well. We test our goodwill annually unless there are qualitative indications that it is more likely than not that the asset is impaired. Given our current market capitalization and the results in fiscal 2015, we concluded further impairment analysis on our goodwill was not necessary.

The carrying value of other long-lived assets, including amortizable intangibles, leasehold improvements, and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset (asset group) are less than the carrying value of the asset (asset group). The estimated cash flows include our assumptions of cash inflows and outflows directly resulting from the use of that asset, or group of assets used in conjunction with the specific asset or assets, in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset, or asset group, over its then estimated fair value. Given the current fiscal year’s results, we have concluded that testing for impairment on our long lived assets was not necessary.

Accounting for Income Taxes

We record deferred income taxes for the future tax consequences of events that were recognized in our financial statements or tax returns. We record a valuation allowance against deferred tax assets when, in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future. Consistent with the 2014 Form 10-K, we have continued a full valuation allowance on our net Deferred Tax Assets as of September 26, 2014.

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

Warrant Valuations

We have warrants outstanding exercisable into 1,462,196 shares of Series A Common Stock with an estimated fair value of $318,000 as of September 26, 2014. We compute the fair value of the warrants using the Monte Carlo model, which is generally a preferred model when instruments contain non-standard features. When a warrant may have different share exercise assumptions such as those issued in February 2013 to Partners for Growth III, L.P. and affiliates, we weigh various values based on the estimated probability of each outcome as of the valuation date. The value derived from the model is therefore sensitive to changes in our weighting and also changes in the inputs regarding the current stock price, the contractual term, volatility, risk free interest rates and expected dividend rate.

RESULTS OF OPERATIONS

Revenues

We predominantly operate in one industry segment, light and radiation detection devices, and sell to four major markets including test and measurement, telecommunications, military and aerospace, and medical. Revenues by market consisted of the following (in thousands):

	Three months ended				Six months ended
Revenues	September 26, 2014		September 27, 2013		September 26, 2014		September 27, 2013
Test and Measurement	$4,651	60%	$4,681	62%	$9,127	59%	$9,120	63%
Telecommunications	1,964	25%	1,696	23%	4,406	28%	2,952	20%
Military/Aerospace	832	11%	711	9%	1,476	10%	1,758	12%
Medical	342	4%	448	6%	443	3%	784	5%
Total Revenues	$7,789	100%	$7,536	100%	$15,452	100%	$14,614	100%

Our revenues for the quarter ended September 26, 2014 were $7.8 million, an increase of 3% (or $253,000) from revenues of $7.5 million for the quarter ended September 27, 2013. On a year to date basis, our revenues were $15.5 million, an increase of $838,000 or 6% from revenues of $14.6 million for the six months ended September 27, 2013. Sequentially, revenues increased 2% or $126,000 from the quarter ended June 27, 2014. We experienced revenue increases in two of four markets for the quarter and six months ending September 26, 2014 compared to the prior year period.

The Test and Measurement market revenue was approximately $4.7 million and $9.1 million in the second quarter and first half of fiscal 2015, similar to the related prior year periods. Improvements in Comtest revenues have been offset by lower Terahertz system and contract revenues. Sequentially, revenue increased approximately 4%, or $175,000, from the first quarter of fiscal 2015 on the strength of industrial product sales. Looking forward, we see the Comtest revenues slowing in the second half, which is causing us to revise our overall growth for the year.

Telecommunications revenues in the second quarter and first half of fiscal 2015 were $2.0 million and $4.4 million, respectively, an increase of 16% and 49% respectively from the prior year periods. The higher revenue was primarily due to the resolution of supply constraints in our 100G line side products and timing of orders and revenue on 40G line side products. Telecommunications revenue on a consecutive quarterly basis decreased 20%, or $478,000, from the first quarter of fiscal 2015. During the quarter North America and Europe carriers decreased their capital spending to fund near term merger and acquisition activity. This pause in the telecommunication market is leading us to revisit our total year growth forecast.

Military/Aerospace market revenues in the second quarter and first half of fiscal 2015 were $832,000 and $1.5 million respectively, an increase of 17% from the comparable prior year second quarter and a 16% decrease over the prior year first half. The second quarter improved over the first quarter by 29% or $188,000. An Optosolutions military missile program has now begun to ramp back up in the current year explaining these revenue changes. Given Terahertz contract awards for the F-35 program expected to be awarded and contribute to revenue in our fiscal third quarter in addition to the fulfillment on existing missile orders, we would expect substantial growth in this market for the year. With the growth coming later than initially expected, this has caused us to revise our growth forecast for the year.

Medical market revenues in the second quarter and first half of fiscal 2015 were $342,000, and $443,000 respectively, a $106,000 and $341,000 decrease from the prior year periods. These reductions in revenue are mainly due to the timing of shipments related to one customer.

Given the slowing Comtest market, lower revenues and limited visibility provided us in the telecommunication market and delays in the development of Terahertz contract and product sales, we now expect the overall revenue growth to be flat for our fiscal year 2015.

Gross Profit

Gross profit for the second quarter of fiscal 2015 was $2.6 million compared to $2.8 million for the second quarter of fiscal 2014, a decrease of $165,000 on a revenue improvement of $253,000. Year to date fiscal 2015 gross profit was $5.5 million (36% of sales) down from $5.7 million (39% of sales) in the first half of fiscal 2014. The lower gross profit dollars has been driven by the growing mix of 100G HSOR product sales at competitively priced levels and a decline in Terahertz revenue.

Gross profit percentage was 34% for the second quarter of fiscal 2015 compared to 37% in the second quarter of fiscal 2014 and 38% in the first quarter of fiscal 2015. The fiscal 2015 second quarter gross margin rate declined year over year given the growing mix of 100G HSOR product sales at competitively priced levels. Sequentially, the lower mix of Terahertz revenue explained the rate decline.

Operating Expenses

Total operating expenses for the quarter and first half of fiscal 2015 were $2.9 million and $6.0 million respectively, a decrease of $439,000 and $832,000 over the comparable fiscal 2014 periods due to cost reduction efforts to lower our breakeven point and reduced intangible amortization. Total operating expenses for the second quarter of fiscal 2015 decreased by $164,000 when compared to the first quarter of fiscal 2015 given a reduction in G&A legal spend.

Research, Development and Engineering (RD&E) expenses decreased by $183,000 (or 15%) and $666,000 or 24% in the second quarter and first half of fiscal 2015 compared to the second quarter and first half of fiscal 2014 given lower headcount and outside contractor spend as we have completed several major projects.

Sales and Marketing (S&M) expenses decreased by $63,000 (or 10%) in the second quarter of fiscal 2015 and $80,000 (or 7%) for the first half of fiscal 2015 when compared to the prior year periods given lower headcount.

General and Administrative (G&A) expenses decreased $115,000 for the second quarter and increased $37,000 in the first half of fiscal 2015 when compared to prior year periods. The fluctuations were primarily attributable to the timing of outside legal expenses during the periods.

Amortization expense decreased $78,000 to $181,000 compared to the second quarter of fiscal 2014 expense of $259,000. For the first half of fiscal 2015 versus the same period in fiscal 2014, the amortization expense declined by $123,000. We utilize the cash flow amortization method on the majority of our intangible assets which means lower amortization as the assets near the end of their lives.

The non-cash expensing of stock option and restricted stock grants included in operating expenses was $16,000 and $37,000 for the three and six month periods ended September 26, 2014 compared to $41,000 and $70,000 for the three and six month periods ended September 27, 2013 as stock awards have been limited over the past year.

Other Income (Expense), net

Interest expense in the second quarter and first half of fiscal 2015 was $129,000 and $310,000 respectively. This decrease of $36,000 and $15,000 in expense relative to prior year periods is due to the decrease in total debt as equity proceeds of $2.9 million were primarily used to reduce the debt with SVB.

The fair value of the warrant liability discussed in Note 6 is determined using a Monte Carlo option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent that the fair value of the warrant liability increases or decreases, we record an expense or income in our consolidated statements of operations. The income of $46,000 for the current quarter and $91,000 for the first half of fiscal 2015 are driven primarily by the change in the stock price and remaining contractual term at quarter end. This is in contrast to $107,000 of income in the second quarter of fiscal 2014 and an expense of $89,000 for the first half of fiscal 2014.

Net Loss

We realized a net loss for the second quarter of fiscal 2015 of $368,000 ($0.01 per share), as compared to a net loss of $578,000 ($0.02 per share) in the second quarter of fiscal 2014, a reduction in net loss of $210,000. Year to date we realized a net loss of $636,000 in fiscal 2015 relative to a net loss of $1,503,000 in fiscal 2014. This decrease in net loss for the second quarter and first half of fiscal 2015 is primarily attributable to reduced operating expenses.

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

Liquidity and Capital Resources

At September 26, 2014, we had cash and cash equivalents of $1.1 million, an increase of approximately $1.0 million from the March 31, 2014 balance. The higher cash balance is attributable to cash used in operating activities of $300,000, cash used in investing activities of approximately $137,000, and cash provided by financing activities of $1.5 million primarily due to the recent receipt of $2.9 million in net proceeds from issuance of 6.2 million shares of our Class A Common Stock in June 2014.

Operating Activities

The decrease of $300,000 in cash resulting from operating activities for the six months ended September 26, 2014 was primarily attributable to net cash provided by operations of $106,000, and net cash used to fund operating assets and liabilities of $406,000. Cash provided by operations of $106,000 resulted from the net loss of approximately $636,000 less non-cash charges of $742,000 mostly related to depreciation, amortization, stock-based compensation, and change in fair value of warrant liability. The bulk of the net cash used to fund operating assets came from the decrease in trade payables.

Investing Activities

For the six months ended September 26, 2014, we sold excess fabrication equipment for proceeds of $125,000 which netted against outflows for capital expenditures of $132,000 and patent expenditures of $130,000.

Financing Activities

For the six months ended September 26, 2014, approximately $1.5 million was provided by financing activities since we received the previously mentioned net proceeds of $2.9 million from our placement of 6.2 million shares of Class A Common Stock. This amount was offset by payments of principal on our loans with PFG, SVB and our capital lessors.

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

Combined with the recently revised covenants with both SVB and PFG, expected cash flow (as measured by our bank EBITDA calculation), and the current SVB line of credit, we believe that our existing cash and cash equivalents will be sufficient for the next twelve months. Positive cash flow from operations is highly dependent on increasing revenue levels. We have had and may continue to experience supply limitations that could hamper our ability to achieve the levels of HSOR revenue and the related gross margin previously enjoyed. We may therefore need additional financing to fund our operations in the future and there can be no assurance that additional funds will be available, especially if we experience operating results below expectations, or, if financing is available, there can be no assurance as to the terms on which funds might be available. If adequate financing is not available as required, or is not available on favorable terms, our business, financial position and results of operations will be adversely affected.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.

ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim periods within annual periods beginning after December 15, 2016. We are currently evaluating the impact of adopting ASU 2014-15 on the consolidated financial statement and have not yet determined the impact the standard may have on our fiscal 2018 audit opinion.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At September 26, 2014, most of our interest rate exposure is linked to the prime rate on our line of credit, subject to certain limitations, offset by cash which could be invested in short term instruments. As such, we are at risk to the extent of the spread between these two types of instruments. We do not believe that moderate changes in the prime rate will materially affect our operating results or financial condition.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 26, 2014 that has materially affected or is reasonably likely to materially affect our internal controls.

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

November 10, 2014

/s/ Richard Kurtz

Richard Kurtz

Chief Executive Officer, President

and Director

/s/ Jeff Anderson

Jeff Anderson

Chief Financial Officer