Form 10-Q
period 2014-12-26
ADVANCED PHOTONIX INC
filed 2015-02-09
CIK 869986

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 26, 2014

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

        YES ☐             NO ☑

As of February 2, 2015, there were 37,381,413 shares of Class A Common Stock, $.001 par value, outstanding.

Advanced Photonix, Inc.

Form 10-Q

For the Quarter Ended December 26, 2014

		Page
PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at December 26, 2014 and March 31, 2014	4
	Condensed Consolidated Statements of Operations for the three and nine-month periods ended December 26, 2014 and December 27, 2013 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended December 26, 2014 and December 27, 2013 (unaudited)	6
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 1A.	Risk Factors	31

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

	Exhibit 10.1 Tenth Amendment to Loan and Security Agreement entered into February 5, 2015 by and between Silicon Valley Bank, Advanced Photonix, Inc., Picometrix, LLC and Advanced Photonix Canada, Inc.
	Exhibit 10.2 Eighth Amendment to Loan and Security Agreement (EX-IM Loan Facility) entered into as of February 5, 2015 by and between Silicon Valley Bank, Advanced Photonix, Inc., Picometrix, LLC and Advanced Photonix Canada, Inc.
	Exhibit 10.3Modification No. 5 to Loan and Security Agreement executed as of February 5, 2015 by and among Partners For Growth III, L.P., Advanced Photonix, Inc. and Picometrix, LLC.
	Exhibit 31.1 Section 302 Certification of Chief Executive Officer
	Exhibit 31.2 Section 302 Certification of Chief Financial Officer
	Exhibit 32.1 Section 906 Certification of Chief Executive Officer
	Exhibit 32.2 Section 906 Certification of Chief Financial Officer

PART I -- FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Advanced Photonix, Inc.

Condensed Consolidated Balance Sheets

	December 26, 2014 (Unaudited)	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$110,000	$120,000
Receivables, net	3,814,000	5,085,000
Inventories	4,987,000	4,749,000
Prepaid expenses and other current assets	725,000	444,000
Total current assets	9,636,000	10,398,000
Equipment and leasehold improvements, net	1,769,000	2,144,000
Goodwill	4,579,000	4,579,000
Intangibles and patents, net	2,678,000	2,942,000
Other assets	160,000	138,000
Total Assets	$18,822,000	$20,201,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,580,000	$2,661,000
Accrued compensation	790,000	701,000
Accrued subcontracting costs	226,000	344,000
Other accrued expenses	713,000	1,108,000
Current portion of long-term debt--PFG	714,000	714,000
Current portion of long-term debt – MEDC/MSF	116,000	654,000
Current portion of capital lease	8,000	20,000
Current portion of long-term debt - bank line of credit	1,546,000	2,147,000
Current portion of long-term debt - bank term loan	83,000	306,000
Total current liabilities	5,776,000	8,655,000
Long-term debt, less current portion – PFG, net of discount	365,000	794,000
Long-term debt, less current portion – MEDC/MSF	538,000	--
Long-term debt, capital lease	29,000	36,000
Warrant liability	178,000	409,000
Total liabilities	6,886,000	9,894,000

Commitments and contingencies
Shareholders' equity:
Class A Common Stock, $.001 par value, 100,000,000 authorized; December 26, 2014 – 37,381,413 shares issued and outstanding, March 31, 2014 – 31,203,213 shares issued and outstanding	37,000	31,000
Additional paid-in capital	61,712,000	58,752,000
Accumulated deficit	(49,813,000)	(48,476,000)
Total shareholders' equity	11,936,000	10,307,000
Total Liabilities and Shareholders’ Equity	$18,822,000	$20,201,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
Sales, net	$5,805,000	$7,450,000	$21,257,000	$22,064,000
Cost of products sold	3,936,000	5,562,000	13,845,000	14,460,000
Gross profit	1,869,000	1,888,000	7,412,000	7,604,000

Operating expenses:
Research, development and engineering	959,000	1,164,000	3,019,000	3,890,000
Sales and marketing	535,000	640,000	1,682,000	1,867,000
General and administrative	928,000	1,135,000	3,291,000	3,461,000
Amortization expense	153,000	260,000	539,000	769,000
Total operating expenses	2,575,000	3,199,000	8,531,000	9,987,000
Loss from operations	(706,000)	(1,311,000)	(1,119,000)	(2,383,000)

Other income (expense):
Interest expense	(124,000)	(153,000)	(434,000)	(478,000)
Change in fair value of warrant liability	140,000	(124,000)	231,000	(213,000)
Other income (loss)	(11,000)	(30,000)	(15,000)	(47,000)
Total other expense	5,000	(307,000)	(218,000)	(738,000)
Loss before benefit for income taxes	(701,000)	(1,618,000)	(1,337,000)	(3,121,000)

Benefit for income taxes	--	--	--	--
Net loss	$(701,000)	$(1,618,000)	$(1,337,000)	$(3,121,000)

Basic & diluted loss per share	$(0.02)	$(0.05)	$(0.04)	$(0.10)
Weighted average common shares outstanding
Basic & diluted	37,381,000	31,243,000	35,860,000	31,223,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	December 26, 2014	December 27, 2013
Cash flows from operating activities:
Net loss	$(1,337,000)	$(3,121,000)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	448,000	1,297,000
Amortization of intangible assets	539,000	769,000
Amortization of debt discount	107,000	143,000
Stock based compensation expense	52,000	110,000
Change in fair value of warrant liability	(231,000)	213,000
Changes in operating assets and liabilities:
Accounts receivable – net	1,271,000	(389,000)
Inventories	(238,000)	(759,000)
Prepaid expenses and other assets	(303,000)	291,000
Accounts payable and accrued expenses	(1,505,000)	1,186,000
Net cash used in operating activities	(1,197,000)	(260,000)

Cash flows from investing activities:
Capital expenditures	(198,000)	(109,000)
Proceeds from sale of equipment	125,000	--
Patent expenditures	(275,000)	(176,000)
Net cash used in investing activities	(348,000)	(285,000)

Cash flows from financing activities:
Payments on bank term loan	(223,000)	(250,000)
Net proceeds (payments) on bank line of credit	(601,000)	1,128,000
Payments on MEDC/MSF term loans	--	(276,000)
Payments on PFG term loan	(536,000)	(537,000)
Payments on capital lease	(19,000)	(21,000)
Net proceeds from issuance of Class A Common Stock	2,914,000	--
Taxes paid on net share settlement	--	(2,000)
Net cash provided by financing activities	1,535,000	42,000
Net decrease in cash and cash equivalents	(10,000)	(503,000)
Cash and cash equivalents at beginning of period	120,000	619,000
Cash and cash equivalents at end of period	$110,000	$116,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$222,000	$283,000
Supplemental disclosure of non-cash investing and financing activities:
Acquisition of equipment through capital lease	$--	$82,000

See notes to condensed consolidated financial statements.

Advanced Photonix, Inc.

Notes to Condensed Consolidated Financial Statements

December 26, 2014

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

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and the Company’s wholly owned subsidiaries (Silicon Sensors Inc. Picometrix®, LLC, and Advanced Photonix Canada, Inc.). The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). All material inter-company accounts and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments, consisting of normal and recurring adjustments, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. Operating results for the nine-month period ended December 26, 2014 are not necessarily indicative of the results that may be expected for the balance of the fiscal year ending March 31, 2015.

These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed with the SEC on June 30, 2014.

Recent Events- On January 30, 2015, the Company entered into a merger agreement with Luna Innovations Incorporated (trading on the NASDAQ under the symbol of LUNA) (“Luna”) and API Merger Sub (“Merger Sub”) pursuant to which Merger Sub will merge with and into API and API will become a wholly-owned subsidiary of Luna ("the Merger"). On the effective time of the merger, the existing stockholders of API will receive 0.31782 of a share of Luna common stock for each share of API’s Class A common stock owned by them. The closing of the transaction is subject the approval of the stockholders of each of Luna and API and other customary closing conditions. The Company anticipates the transaction to close by late spring or early summer 2015. The proposed merger is expected to provide API's shareholders the ability to realize the value added associated with a larger company and to execute the Company's growth plans over the near term.

The merger agreement may be terminated by either Luna or API under certain circumstances, including if the merger has not been consummated on or before August 31, 2015, if the approval of the stockholders of either Luna or API is not obtained and for certain breaches of representations and warranties. If the merger agreement is terminated in certain specified circumstances, API must pay Luna, or Luna must pay API, as applicable, a termination fee of $750,000. In addition, if the merger agreement is terminated following a meeting of the stockholders of Luna or API at which the adoption of the merger agreement and approval of the transactions contemplated thereby, or the approval of the issuance of shares of Luna Common Stock to existing API stockholders as consideration for the merger is not approved, then Luna or API, as applicable, will be required to pay an amount up to $250,000 in reimbursement of the other party’s out-of-pocket expenses incurred in connection with the transaction.

See Note 5 regarding recent modifications to the Company's debt facilities.

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

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern, which provides guidance on determining when and how to disclose going concern uncertainties in the financial statements. The new standard requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued. An entity must provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.

ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for interim periods within annual periods beginning after December 15, 2016. The Company is currently evaluating the impact of adopting ASU 2014-15 on the consolidated financial statement and has not yet determined the impact the standard may have on the fiscal 2017 disclosures.

Note 2. Stock Based Compensation

The Company has three stock equity plans: The 1997 Employee Stock Option Plan, the 2000 Stock Option Plan and the 2007 Equity Incentive Plan. As of December 26, 2014, no additional awards may be issued under either the 1997 Employee Stock Option Plan or the 2000 Stock Option Plan. There are 2,500,000 shares authorized for issuance under the 2007 Equity Incentive Plan, with 266,095 shares remaining available for future grant.

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

The following table summarizes information regarding options outstanding and options exercisable at each of the quarterly periods through the nine months ended December 27, 2013 and December 26, 2014, respectively, and the changes during the periods then ended:

	Number of Options Outstanding (000’s)	Weighted Average Exercise Price per Share	Number of Shares Exercisable (000’s)	Weighted Average Exercise Price per Share
Balance as of March 31, 2013	2,392	$1.66	2,142	$1.76
Granted	24	$0.48
Exercised	--	$--
Expired or forfeited	(114)	$1.03
Balance as of June 28, 2013	2,302	$1.68	2,099	$1.76
Granted	--	$--
Exercised	(4)	$0.44
Expired or forfeited	(19)	$1.80
Balance as of September 27, 2013	2,279	$1.68	2,117	$1.75
Granted	--	$--
Exercised	--	$--
Expired or forfeited	(12)	$0.63
Balance as of December 27, 2013	2,267	$1.69	2,112	$1.75

Balance as of March 31, 2014	2,171	$1.66	2,017	$1.75
Granted	--	$--
Exercised	--	$--
Expired or forfeited	(36)	$2.09
Balance as of June 27, 2014	2,135	$1.68	2,031	$1.70
Granted	--	$--
Exercised	--	$--
Expired or forfeited	(16)	$1.39
Balance as of September 26, 2014	2,119	$1.66	2,055	$1.69
Granted	--	$--
Exercised	--	$--
Expired or forfeited	(180)	$1.80
Balance as of December 26, 2014	1,939	$1.65	1,881	$1.67
Vested & expected to Vest, December 26, 2014	1,924	$1.65

Information regarding stock options outstanding as of December 26, 2014 is as follows:

			Options Outstanding
Price Range			Shares (in 000s)	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.44	-	$1.25	521	$0.71	6.75
$1.26	-	$2.50	1,168	$1.81	2.83
$2.51	-	$5.34	250	$2.83	0.67

			Options Exercisable
Price Range			Shares (in 000s)	Weighted Average Exercise Price	Weighted Average Remaining Life
$0.44	-	$1.25	463	$0.69	6.70
$1.26	-	$2.50	1,168	$1.81	2.83
$2.51	-	$5.34	250	$2.83	0.67

The intrinsic value of options exercised during each of the three and nine month periods ended December 26, 2014 was zero. The intrinsic value of options exercised during the three and nine month periods ended December 27, 2013 was zero and $600, respectively.

During the third quarter of fiscal 2014, no restricted shares were issued. There were no restricted shares issued during the third quarter of fiscal 2015. The restricted share transactions are summarized below:

	Shares (000’s)	Weighted Average Grant Date Fair Value Per Share
Unvested, March 31, 2013	128	$0.87
Granted	40	$0.48
Vested	--	$--
Expired or forfeited	(1)	$0.76
Unvested, June 28, 2013	167	$0.78
Granted	50	$0.66
Vested	(26)	$0.89
Expired or forfeited	(7)	$0.95
Unvested, September 27, 2013	184	$0.72
Granted	--	$--
Vested	(12)	$0.48
Expired or forfeited	(4)	$0.76
Unvested, December 27, 2013	168	$0.74

	Shares (000’s)	Weighted Average Grant Date Fair Value Per Share
Unvested, March 31, 2014	84	$0.76
Granted	--	$--
Vested	--	$--
Expired or forfeited	(16)	$0.50
Unvested, June 27, 2014	68	$0.83
Granted	--	$--
Vested	(25)	$0.95
Expired or forfeited	--	$--
Unvested, September 26, 2014	43	$0.75
Granted	--	$--
Vested	--	$--
Expired or forfeited	--	$--
Unvested, December 26, 2014	43	$0.75

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

1.

The time period that option awards are expected to remain outstanding has been determined based on the average of the original award period and the remaining vesting period. The expected term assumption for awards issued during the nine month periods ended December 27, 2013 was 6.3 years.

2.

The future volatility of the Company’s stock has been estimated based on the weekly stock price during the expected term to the date of the latest stock option grant. The expected volatility assumption for awards issued during the nine month periods ended December 27, 2013 averaged 68%.

3.

A dividend yield of zero has been assumed for awards issued during nine month periods ended December 27, 2013, based on the Company’s actual past experience and the fact that Company does not anticipate paying a dividend on its shares in the near future.

4.

The Company has based its risk-free interest rate assumption for awards issued during the nine month periods ended December 27, 2013 on the implied yield available on U.S. Treasury issues with an equivalent expected term, which averaged 1.1%.

5.

The forfeiture rate, for awards issued during the nine month periods ended December 26, 2014 and December 27, 2013, was 30% and 23%, respectively, and was based on the Company’s actual historical forfeiture history.

The Company’s stock-based compensation expense is classified in the table below:

	Three months ended		Nine months ended
	December 26, 2014	December 27, 2013	December 26, 2014	December 27, 2013
Cost of Products Sold	$1,000	$1,000	$4,000	$5,000
Research, development & engineering expense	3,000	4,000	10,000	16,000
General and Administrative expense	10,000	31,000	33,000	70,000
Sales and Marketing expense	1,000	4,000	5,000	19,000
Total Stock Based Compensation	$15,000	$40,000	$52,000	$110,000

At December 26, 2014, the total stock-based compensation expense related to unvested stock options and restricted shares granted to employees and independent directors under the Company’s stock option plans but not yet recognized was $33,000. This expense will be amortized on a straight-line basis over a weighted-average period of approximately 0.7 years and will be adjusted for subsequent changes in estimated forfeitures.

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

Cash and cash equivalents are maintained at financial institutions and, at times, balances may exceed federally insured limits. API has never experienced any losses related to these balances. At December 26, 2014, there was no cash held in excess of federally insured limits.

Accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Any unanticipated change in the customers’ credit worthiness or other matters affecting the collectability of amounts due from such customers could have a material effect on the results of operations in the period in which such changes or events occur. As of December 26, 2014 one customer comprised 13% of accounts receivable. As of March 31, 2014, one customer individually comprised 19% of accounts receivable. The allowance for doubtful account balance was $28,000 on December 26, 2014 and $20,000 on March 31, 2014.

Note 4. Detail of Certain Asset Accounts

Cash and Cash Equivalents - The Company considers all highly liquid investments, with an original maturity of three months or less when purchased, to be cash equivalents.

Inventories - Inventories, which include material, labor and manufacturing overhead, are stated at the lower of cost (on a first in, first out method) or market. Inventories consist of the following at December 26, 2014 and March 31, 2014:

	December 26, 2014	March 31, 2014
Raw material	$3,031,000	$3,093,000
Work-in-process	848,000	954,000
Finished products	1,108,000	702,000
Inventories, net	$4,987,000	$4,749,000

Slow moving and obsolete inventories are reviewed during the year to assess whether a cost adjustment is required. Our review of slow moving and obsolete inventory begins with a listing of all inventory items which have not moved regularly within the past 12 months. In addition, any residual inventory, which is customer specific and remaining on hand at the time of contract completion, is included in the list. The complete list of slow moving and obsolete inventory is then reviewed by the production, engineering and/or purchasing departments to identify items that can be utilized in the near future. These items are then excluded from the analysis and the remaining amount of slow-moving and obsolete inventory is then further assessed and a write down is recorded when warranted. Additionally, non-cancelable open purchase orders for parts we are obligated to purchase where demand has been reduced may also be reserved. Impairments for open purchase orders where the market price is lower than the purchase order price are also recorded. The impairments established for excess, slow moving, and obsolete inventory create a new cost basis for those items. The cost basis of these parts is not subsequently increased if the circumstances which led to the impairment change in the future. If a product that had previously been impaired is subsequently sold, the amount of reduced cost basis is reflected as cost of goods sold.

Intangible Assets - Intangible assets that have definite lives consist of the following (dollars in thousands):

	Weighted Average	December 26, 2014
	Lives in Years	Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net
Customer list	15	Straight Line	$190	$122	$68
Trademarks	15	Cash Flow	2,270	1,394	876
Technology	10	Cash Flow	10,950	10,851	99
Distribution Rights	7	Straight Line	148	39	109
Patents pending			729	--	729
Patents	10	Straight Line	1,449	652	797
Total Intangibles			$15,736	$13,058	$2,678

	Weighted Average	March 31, 2014
	Lives in Years	Amortization Method	Carrying Value	Accumulated Amortization	Intangibles Net
Customer list	15	Straight Line	$190	$113	$77
Trademarks	15	Cash Flow	2,270	1,267	1,003
Technology	10	Cash Flow	10,950	10,672	278
Distribution Rights	7	Straight Line	148	23	125
Patents pending			795	--	795
Patents	10	Straight Line	1,108	444	664
Total Intangibles			$15,461	$12,519	$2,942

Amortization expense for the three-month periods ended December 26, 2014 and December 27, 2013 was $153,000 and $260,000, respectively. The current patents held by the Company have remaining useful lives ranging from 2 years to 20 years. Amortization expense for the nine-month periods ended December 26, 2014 and December 27, 2013 was $539,000 and $769,000, respectively.

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

Assuming no impairment to the intangible value, future amortization expense for intangible assets and patents, excluding patents pending, are as follows by fiscal year (in thousands):

Intangible Assets and Patents
Remainder of 2015	$154
2016	396
2017	351
2018	347
2019	337
2020 & after	364
Total	$1,949

Patent pending costs of $729,000 are not included in the future amortization chart above. These costs will be amortized beginning the month the patents are granted.

Note 5. Debt

Total outstanding debt of the Company as of December 26, 2014 and March 31, 2014 consisted of the following (in thousands):

	December 26, 2014	March 31, 2014
Bank term loan	$83	$306
Bank line of credit	1,546	2,147
MEDC/MSF loans	654	654
Partners for Growth (PFG) loan, net of debt discount	1,079	1,508
Capital leases	37	56
Total	$3,399	$4,671

Bank Debt

On January 31, 2012, API entered into a Loan and Security Agreement with Silicon Valley Bank (“SVB” and such agreement as amended from time to time, the “SVB Loan Agreement”) and a related Loan and Security Agreement (Ex-IM Loan Facility) with SVB (as amended from time to time, the “SVB Ex-Im Loan Agreement”, and together with the SVB Loan Agreement, the “SVB Loan Agreements”) that provided for a three-year $1 million term loan that expires in March 2015, and a $5 million line of credit with a $3 million export-import facility sublimit that expires in June 2016. Subsequent to the execution of the original SVB Loan Agreements, there have been ten amendments that have modified the financial covenants, allowed for the acquisition of substantially all of the operating assets of Silonex, Inc. (“Silonex”), allowed the Company to enter into the loan agreement with Partners for Growth III, L.P. (“PFG” and such agreement as amended from time to time as the “PFG Loan Agreement) as described below and extended the maturity date of the line of credit from January 2014 to June 2016.

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

On November 10, 2014, API signed separate amendments to the SVB Loan Agreements and PFG Loan Agreements where, among other things, (i) all parties agreed to a six month trailing adjusted EBITDA covenant, measured at each fiscal month end, of negative $800,000 through March of 2015, negative $300,000 for April through June of 2015, and $100,000 each month thereafter, (ii) all parties agreed to adjust the minimum liquidity ratio, as defined, to be 2.00 to 1.00 through February of 2015 with a reduction to 1.50 to 1.00 for each month thereafter, and (iii) all parties agreed to continue the existing interest rate matrix. The amendments provided for a reimbursement of legal expenses and a modification fee of $10,000 with an additional $10,000 payable if the Company’s March 2015 quarterly adjusted EBITDA is less than one dollar.

The interest rates on the SVB term loan and line of credit as of December 26, 2014 were 3.75% and 4.25%, respectively. The Company had approximately $1.5 million outstanding on the SVB line of credit with approximately $2.1 million in borrowing capacity as of December 26, 2014. However, given the liquidity covenant of 2.00 to 1.00 required by SVB, an additional advance in excess of $630,000 of the available line of credit would cause the Company to be in violation of the liquidity covenant with SVB.

The EX-IM Loan Facility is guaranteed by the API’s subsidiaries and all borrowings under the SVB Loan Agreements are secured by a first priority security interest granted to SVB in substantially all of the Company’s respective assets.

As of December 26, 2014, the Company is in compliance with the November 10, 2014 revisions to the liquidity and adjusted EBITDA covenants with SVB. The Company experienced a $2.1 million dollar reduction in HSOR revenues in the third quarter relative to the second quarter which was more than anticipated in the November 2014 covenant reset. As a result, the Company obtained further covenant relief on February 5, 2015 from SVB by reducing the rolling six month adjusted EBITDA requirement for January through June 2015 to a negative $1,250,000, $1 of adjusted EBITDA required in July 2015 and $100,000 each month thereafter until maturity with up to $150,000 in transaction costs carved out of the calculation. The parties also agreed to reduce the minimum liquidity ratio to 1.30 to 1.00 for January 2015 until the maturity of the line of credit. Pursuant to this tenth amendment, the interest rate was changed to prime plus 5% or 8.25% per annum for the line of credit. The Company is required to pay a $10,000 bank fee plus associated legal costs for the amendment with an added $15,000 payable upon the maturity or payoff of the line of credit. Should the Company experience a reduction in revenue or an increase in expenses from its most recent forecast which was the basis of the February 5, 2015 covenants, the loan would be callable creating a liquidity issue.

Total interest payments made to the Company’s bank lenders during the nine months ended December 26, 2014 and December 27, 2013 were $63,000 and $57,000, respectively. Total interest payments made to the Company’s bank lenders during the three months ended December 26, 2014 and December 27, 2013 were $10,000 and $21,000, respectively.

Partners for Growth Secured Debt

On February 8, 2013, API entered into a $2.5 million secured Loan and Security Agreement with PFG that is subordinate to the SVB Loan Agreements. Pursuant to the terms of the PFG Agreement, the Company is obligated to make monthly principal payments of $59,524, plus accrued interest at 11.75% through maturity in August 2016. As part of the consideration for and as a closing condition to the PFG Loan Agreement, the Company agreed to grant PFG and certain of its affiliates warrants to purchase up to 1,195,000 shares of the Company’s Class A Common Stock (the “Warrants”) in a private placement pursuant to Section 4(a)(2) of the Securities Act. 995,000 of the shares issuable under the Warrants were granted at an initial strike price equal to $0.50 per share (the “Tier 1 Warrants”), and the remaining 200,000 shares issuable under the Warrants were granted at an initial strike price equal to $1.00 per share (“$1.00 Warrants”).

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

As of December 27, 2013 and January 24, 2014, API was not in compliance with then existing adjusted minimum EBITDA covenant of $1 for the three months ended December 27, 2013 and January 24, 2014, respectively, and as of January 24, 2014, API was also not in compliance with the then existing minimum liquidity ratio of 2.25 to 1.00. In addition, the foregoing defaults triggered the cross-default provisions under each of the SVB Loan Agreements and the PFG Loan Agreement. Consequently, under the terms of each agreement, SVB and PFG were both entitled to proceed against the collateral provided as security for the loans issued thereunder upon an event of default subject, in PFG’s case, to any rights that SVB may have in that same collateral.

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

On November 10, 2014, API signed separate amendments to the Loan Agreements with SVB and PFG where, among other things, (i) all parties agreed to a six month trailing adjusted EBITDA covenant, measured at each fiscal month end, of negative $800,000 through March of 2015, negative $300,000 for April through June of 2015, and $100,000 each month thereafter, (ii) all parties agreed to adjust the minimum liquidity ratio, as defined, to be 2.00 to 1.00 through February of 2015 with a reduction to 1.50 to 1.00 for each month thereafter, and (iii) all parties agreed to continue the existing interest rate matrix. The amendments provided for a reimbursement of legal expenses and a modification fee of $12,500 with an additional $12,500 payable if the Company’s March 2015 quarterly adjusted EBITDA is less than one dollar.

As of December 26, 2014, the Company is in compliance with the revised liquidity and adjusted EBITDA covenants with PFG, which were substantially the same as with SVB as of that date. The Company experienced a $2.1 million dollar reduction in HSOR revenues in the third quarter relative to the second quarter which was more than anticipated in the November 2014 covenant reset. As a result, the Company obtained further covenant relief on February 5, 2015 from PFG by reducing the rolling six month adjusted EBITDA requirement for January through June 2015 to a negative $1,250,000, $1 of adjusted EBITDA required in July 2015 and $100,000 each month thereafter until maturity with up to $150,000 in transaction costs carved out of the calculation. The parties also agreed to reduce the minimum liquidity ratio to 1.30 to 1.00 for January 2015 until the maturity of the term loan. Pursuant to the amendment, the interest rate remained at 11.75% per annum on the term loan. The Company is required to pay a $10,000 bank fee plus associated legal costs for the amendment with an added $15,000 payable upon the maturity or payoff of the term loan. Should the Company experience a reduction in revenue or an increase in expenses from its most recent forecast which was the basis of the February 5, 2015 covenants, the loan would be callable creating a liquidity issue.

The Company determined the fair value of the warrant as of the issuance date to be $434,000. Pursuant to the accounting literature, a debt discount and a warrant liability were established as of the issuance date with the debt discount amortized over the life of the loan on an effective interest method. As of December 26, 2014, there was $112,000 in remaining unamortized debt discount offset against the PFG long term debt principal. See Note 6 to the Condensed Consolidated Financial Statements for additional information on the PFG warrants.

Interest payments made to PFG during the three and nine month periods ended December 26, 2014 were $39,000 and $134,000, respectively. Interest payments made to PFG during the three and nine month periods ended December 27, 2013 were $60,000 and $198,000, respectively.

MEDC/MSF Loans

In fiscal years 2005 and 2006, we entered into two unsecured loan agreements that are currently held by the Michigan Economic Development Corporation (“MEDC” and such agreement the “MEDC Loan Agreement”) and a MEDC affiliate, the Michigan Strategic Fund (“MSF” and such agreement the “MSF Loan Agreement”) pursuant to which we borrowed an aggregate of amount of $2.2 million. As amended, payments on the approximately $654,000 in remaining principal outstanding in aggregate under the MEDC Loan Agreement and MSF Loan Agreement are deferred along with accrued interest at a rate of 6% per annum. Beginning on November 1, 2015 and for 11 months thereafter, the total principal and accrued interest are to be paid in monthly installments along with each month’s earned interest at a 6% per annum rate.

Interest payments made to the MEDC/MSF were $22,000 and $25,000 during the 9 months ended December 26, 2014 and December 27, 2013, respectively. Interest payments made to the MEDC/MSF were $5,000 and $8,000 during both the three months ended December 26, 2014 and December 27, 2013, respectively.

Capital Leases

During fiscal 2014, the Company purchased $82,000 of equipment through several capital leases with monthly principal payments of $1,700 plus interest with some maturities extending to 2019. The leases are collateralized by the associated equipment.

Interest payments made to the lessors for the three and nine months ended December 26, 2014 were $1,000 and $3,000, respectively. Interest payments made to the lessors for the three and nine months ended December 27, 2013 were $1,000 and $3,000, respectively.

Prior to the closing of the Merger described in Note 1, and absent such a closing, the Company's near-term liquidity is dependent on it meeting its debt covenants- which management expects it to do based on current forecasts. However, if the merger is not approved by stockholders or does not proceed in a timely closing and projected revenue increases do not occur as forecast, then the Company may need to seek additional funding sources to meet its obligations which would include the alternatives of raising more capital, restructuring existing debt, or exploring strategic options which could include the sale of a portion or all of the Company. There can be no assurances that additional capital, if needed, will be available to the Company or the terms under which capital would be available to the Company. If adequate financing is not available, or is not available on favorable terms, the Company’s business, financial position and results of operations will be adversely affected.

Note 6. Stockholders’ Equity

Warrants

At December 26, 2014 and March 31, 2014, the Company had the following warrants outstanding and exercisable which could be exchanged into shares of Class A Common Stock:

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

For the three and nine months ended December 26, 2014, the Company recorded income of $140,000 and $231,000, respectively for the change in fair value of the warrant liability. For the three and nine months ended December 27, 2013, the Company recorded expense of $124,000 and $213,000 respectively. The fair value of the warrant liability outstanding was approximately $178,000 and $409,000 as of December 26, 2014 and March 31, 2014, respectively.

The fair value of the warrant liability was estimated using the Monte Carlo option pricing model using the following assumptions:

	December 26, 2014		March 31, 2014
	PFG Warrants	2010 Warrants	PFG Warrants	2010 Warrants
Contractual term in years	3.1	0.9	3.9	1.7
Volatility	67.4%	55.2%	65.6%	69.5%
Expected dividend	--	--	--	--
Risk-free interest rate	1.21%	0.23%	1.25%	0.34%

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

The following chart represents the activity in the Company’s Level 3 warrants during the nine months ended December 26, 2014 and the year ended March 31, 2014.

	Nine months Ended December 26, 2014	Year Ended March 31, 2014
Level 3 Warrants, beginning of period	$409,000	$292,000
Change in fair value of warrant liability	(231,000)	117,000
Level 3 Warrants, end of period	$178,000	$409,000

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

Note 7. Earnings Per Share

The Company’s net earnings per share calculations are in accordance with FASB ASC 260-10. Accordingly, basic earnings (loss) per share are computed by dividing net earnings (loss) by the weighted average number of shares outstanding for each period. The calculation of loss per share is as follows:

	Three months ended
Basic and Diluted	December 26, 2014	December 27, 2013
Weighted Average Basic Shares Outstanding	37,381,000	31,243,000
Dilutive effect of Stock Options and Warrants	--	--
Weighted Average Diluted Shares Outstanding	37,381,000	31,243,000
Net loss	$(701,000)	$(1,618,000)
Basic and Diluted loss per share	$(0.02)	$(0.05)

	Nine months ended
Basic and Diluted	December 26, 2014	December 27, 2013
Weighted Average Basic Shares Outstanding	35,860,000	31,223,000
Dilutive effect of Stock Options and Warrants	--	--
Weighted Average Diluted Shares Outstanding	35,860,000	31,223,000
Net loss	$(1,337,000)	$(3,121,000)
Basic and Diluted loss per share	$(0.04)	$(0.10)

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

Note 9. Restructuring

During the quarter ended December 27, 2013, the Company made the decision to begin outsourcing the manufacturing of silicon photodiodes that are used in the Optosolutions production line to lower cost areas that were using larger production wafers. This opportunity became apparent with the acquisition and integration of the net assets of Silonex and we expect to save from $400,000 to $600,000 per year when fully implemented. To prepare for the transition, an inventory level was built up and the fabrication assets idled during the quarter ended December 27, 2013. API undertook a review of the alternative uses of the equipment and determined that an accelerated depreciation charge of approximately $608,000 was necessary in the quarter to state the net book value of the idled assets at amounts that could be obtained if the equipment was sold to independent third party buyers. Employees affected by the shutdown of this manufacturing activity were provided severance of approximately $59,000 of which $44,000 was accrued in the current quarter and $15,000 in the quarter ended September 27, 2013. The total restructuring costs of $652,000 and $667,000 are reflected in the cost of goods sold section of the Statement of Operations for the three months and nine months ended December 27, 2013.

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

We support our customers from the initial concept and design of the semiconductor, hybridization of support electronics, packaging and signal conditioning or processing from prototype through full-scale production and validation testing. The target markets served by us are Test and Measurement, Military/Aerospace, Telecom Transmission, and Medical.

Pending Merger; Liquidity Concerns

On January 30, 2015, we entered into a merger agreement with Luna Innovations Incorporated (trading on NASDAQ under the symbol of LUNA) (“Luna) and API Merger Sub (“Merger Sub”) pursuant to which Merger Sub will merge with and into API and API will become a wholly-owned subsidiary of Luna ("the Merger"). On the effective time of the merger, the stockholders of API will receive 0.31782 of a share of Luna common stock for each share of API’s Class A common stock owned by them. The closing of the transaction is subject the approval of the shareholders of each of Luna and API and other customary closing conditions. We expect the transaction to close by late spring or early summer 2015. Prior to the closing, our liquidity is dependent on meeting bank covenants. The proposed merger is expected to provide API's shareholders the ability to realize the value added associated with a larger company and to execute the Company's growth plans over the near term.

The merger agreement may be terminated by either Luna or API in certain circumstances, including if the merger has not been consummated on or before August 31, 2015, if the approval of the stockholders of either Luna or API is not obtained and for certain breaches of representations and warranties. If the merger agreement is terminated in certain specified circumstances, API must pay Luna, or Luna must pay API, as applicable, a termination fee of $750,000. In addition, if the merger agreement is terminated following a meeting of the stockholders of Luna or API at which the adoption of the merger agreement and approval of the transactions contemplated thereby, or the approval of the issuance of shares of Luna Common Stock to existing API stockholders as consideration for the merger is not approved, then Luna or API, as applicable, will be required to pay an amount up to $250,000 in reimbursement of the other party’s out-of-pocket expenses incurred in connection with the transaction.

Prior to the closing of the Merger, and absent such a closing, our near-term liquidity is dependent on us meeting our debt covenants- which we expect it to do based on our current forecasts. However, if the merger is not approved by stockholders or does not proceed in a timely closing and projected revenue increases do not occur as forecast, then we may need to seek additional funding sources to meet its our obligations which would include the alternatives of raising more capital, restructuring existing debt, or exploring strategic options which could include the sale of a portion or all of our product lines. There can be no assurances that additional capital, if needed, will be available to us or the terms under which capital would be available to us. If adequate financing is not available, or is not available on favorable terms, then our business, financial position and results of operations will be adversely affected.

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

We predominantly sell directly to original equipment manufacturers with a direct sales force with limited sales through representatives, value added resellers (VAR’s) and distributors. Distributor and VAR sales represented approximately 19% of total revenue for the nine months ended December 26, 2014. Significant terms and conditions of distributor agreements include FOB source, net 30 days payment terms, with no return and limited exchange rights, and no price protection. Since the product transfers title to the distributor at the time of shipment by us, the products are not considered inventory on consignment.

Revenue is also derived from technology research and development contracts. We recognize revenue from these contracts as services and/or materials are provided.

Impairment of Long-Lived Assets

As of December 26, 2014 and March 31, 2014, our consolidated balance sheets included $4.6 million in goodwill. Goodwill represents the excess purchase price over amounts assigned to tangible or identifiable intangible assets acquired and liabilities assumed from our business acquisitions.

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

We continue to meet the criteria to report as a single reportable segment. In fiscal 2013 and prior years, we had one reporting unit which was the aggregation of our three product lines. In fiscal 2014, as a result of the change from a shared manufacturing process for the three product lines and certain restructuring changes internally, we concluded we could no longer aggregate our three product lines into one reporting unit for goodwill impairment purposes but instead considered there to be two reporting units as photodiode production remains common for the HSOR and THZ products and the types and classes of customers are similar as well. We test our goodwill annually unless there are qualitative indications that it is more likely than not that the asset is impaired. Given our current market capitalization, the results in fiscal 2015 and the expected fair value of the upcoming merger with Luna Innovations Incorporated, we concluded further impairment analysis on our goodwill was not necessary.

The carrying value of other long-lived assets, including amortizable intangibles, leasehold improvements, and equipment, are evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Impairment is deemed to have occurred if projected undiscounted cash flows associated with an asset (asset group) are less than the carrying value of the asset (asset group). The estimated cash flows include our assumptions of cash inflows and outflows directly resulting from the use of that asset, or group of assets used in conjunction with the specific asset or assets, in operations. The amount of the impairment loss recognized is equal to the excess of the carrying value of the asset, or asset group, over its then estimated fair value. Given the current fiscal year’s results and the expected fair value of the upcoming merger with Luna, we have concluded that testing for impairment on our long lived assets was not necessary.

Deferred Tax Asset Valuation Allowance

We record deferred income taxes for the future tax consequences of events that were recognized in our financial statements or tax returns. We record a valuation allowance against deferred tax assets when, in management’s judgment, it is more likely than not that the deferred income tax assets will not be realized in the foreseeable future. Consistent with the 2014 Form 10-K, we have continued a full valuation allowance on our net Deferred Tax Assets as of December 26, 2014

Inventories

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

Warrant Valuations

We have warrants outstanding exercisable into 1,462,196 shares of Series A Common Stock with an estimated fair value of $178,000 as of December 26, 2014. We compute the fair value of the warrants using the Monte Carlo model, which is generally a preferred model when instruments contain non-standard features. When a warrant may have different share exercise assumptions such as those issued in February 2013 to Partners for Growth III, L.P. and affiliates, we weigh various values based on the estimated probability of each outcome as of the valuation date. The value derived from the model is therefore sensitive to changes in our weighting and also changes in the inputs regarding the current stock price, the contractual term, volatility, risk free interest rates and expected dividend rate.

RESULTS OF OPERATIONS

Revenues

We predominantly operate in one industry segment, light and radiation detection devices, and sell to four major markets including test and measurement, telecommunications, military and aerospace, and medical.    Revenues by market consisted of the following (in thousands):

	Three months ended				Nine months ended
Revenues	December 26, 2014		December 27, 2013		December 26, 2014		December 27, 2013
Test and Measurement	$3,823	66%	$5,191	70%	$12,950	61%	$14,311	65%
Telecommunications	771	13%	1,692	22%	5,177	24%	4,645	21%
Military/Aerospace	905	16%	439	6%	2,381	11%	2,196	10%
Medical	306	5%	128	2%	749	4%	912	4%
Total Revenues	$5,805	100%	$7,450	100%	$21,257	100%	$22,064	100%

Our revenues for the quarter ended December 26, 2014 were $5.8 million, a decrease of 22% (or $1.6 million) from revenues of $7.4 million for the quarter ended December 27, 2013. On a year to date basis, our revenues were $21.3 million, a decrease of $807,000 or 4% from revenues of $22.1 million for the nine months ended December 27, 2013. Sequentially, revenues decreased 25% or $2.0 million from the quarter ended September 26, 2014. We experienced revenue increases in our Military/Aerospace and Medical markets for the quarter and revenue increases in the Military/Aerospace and Telecommunications markets for the nine months ending December 26, 2014 when compared to the prior year period.

The Test and Measurement market revenue was approximately $3.8 million and $13.0 million in the third quarter and first nine months of fiscal 2015, a decrease of $1.4 million over each of the related prior year periods. In the third quarter of fiscal 2015, Comtest customers significantly reduced their purchases relative to the last year comparable quarter and the second quarter of fiscal 2015 as major carriers pushed out capital spending in their infrastructures to direct some of the cash savings to finance significant merger and acquisition activity. These conditions appear to have also dampened the outlook for our quarter ending March 31, 2015.

Telecommunications revenues in the third quarter and nine months of fiscal 2015 were $771,000 and $5.2 million, respectively, a decrease of 54% from the prior year’s three months and an increase of 11% from the prior year’s nine month period. The lower three month revenue was primarily due to major carriers pushing out 100G capital spending in their infrastructures to direct some of the cash savings to finance significant merger and acquisition activity. From our second quarter of fiscal 2015 to the third quarter of fiscal 2015, we saw a $1.2 million drop in telecom sales mostly due to the timing of deliveries for 100G customers. We expect the 100G market to rebound starting late in our quarter ending March 31, 2015. These market conditions have caused us to lower our outlook for our quarter ending March 31, 2015 and as noted below, for the full year.

Military/Aerospace market revenues in the third quarter and first nine months of fiscal 2015 were $905,000 and $2.4 million respectively, an increase of 106% from the comparable prior year third quarter and a 8% increase over the prior year nine month activity. The third quarter improved by 9% over the second quarter of 2015. This is predominately due to long lived Optosolutions missile programs that have ramped up relative to prior periods.

Medical market revenues in the third quarter and first nine months of fiscal 2014 were $306,000, and $749,000 respectively, a $178,000 increase and a $163,000 decrease from the prior year periods. These fluctuations in revenue are mainly due to the timing of shipments related to one customer.

Given the pause in government spending experienced in the quarter that delayed expected Terahertz contract awards and the current capital spending approach of major carriers, we have revised our forecasted fiscal year 2015 revenues to be down by approximately 5% relative to the prior year. The proposed merger with Luna is expected to provide the liquidity needed for us to execute our growth plans over the next year.

Gross Profit

Gross profit for the third quarter of fiscal 2015 was $1.9 million similar to the third quarter of fiscal 2014 as the effect of the drop in volume in the current year’s quarter was offset by the absence of $652,000 in restructuring costs incurred in last year’s third quarter. Year to date gross profit was $7.4 million down from $7.6 million in the first nine months of fiscal 2014. The lower gross profit dollars has been driven by the decline in Terahertz contract revenue.

Gross profit percentage was 32% for the third quarter of fiscal 2015 compared to 25% in the third quarter of fiscal 2014 and 34% in the second quarter of fiscal 2015. The fiscal 2015 third quarter gross margin rate improved year over year given the absence of the silicon fabrication shutdown costs incurred in fiscal 2014 but declined sequentially given the large decline in HSOR volume in the quarter.

Operating Expenses

Total operating expenses for the quarter and first nine months of fiscal 2015 were $2.6 million and $8.5 million, a decrease of $624,000 and $1.5 million, respectively over the comparable fiscal 2014 periods. Total operating expenses for the third quarter of fiscal 2015 decreased by $321,000 when compared to the second quarter of fiscal 2015. Operating expenses in all categories have been trimmed to lower our breakeven point.

Research, Development and Engineering (RD&E) expenses decreased by $205,000 in the third quarter of fiscal 2015 compared to the third quarter of fiscal 2014 given lower headcount and prototype part spend as we have completed several major projects. RD&E expenses decreased by $871,000 in the first nine months of fiscal 2015 relative to the first nine months of fiscal 2014 given lower headcount, prototype part spending and use of outside contractors on Terahertz development contracts.

Sales and Marketing (S&M) expenses decreased by $105,000 (or 16%) in the third quarter of fiscal 2015 compared to the prior year third quarter and decreased $185,000 (or 10%) in the first nine months of fiscal 2015 versus the same period in fiscal 2014. The decreases were primarily attributable to reduced headcount and commissions.

General and Administrative (G&A) expenses decreased $207,000 and $170,000 for the third quarter and first nine months of fiscal 2015 when compared to prior year periods. The decrease was primarily attributable to lower legal and personnel costs.

Amortization expense decreased $107,000 to $153,000 compared to the third quarter of fiscal 2014 expense of $260,000. For the first nine months of fiscal 2015 versus fiscal 2014, the amortization expense declined by $230,000. We utilize the cash flow amortization method on the majority of our intangible assets which means lower amortization as the assets near the end of their lives.

The non-cash expensing of stock option and restricted stock grants included in operating expenses was $15,000 and $52,000 for the three and nine month period ended December 26, 2014 compared to $40,000 and $110,000 for the three and nine month period ended December 27, 2013 as stock awards have been limited over the past year.

Other Income (Expense), net

Interest expense in the third quarter and first nine months of fiscal 2015 was $124,000 and $434,000 respectively. This decrease of $29,000 and $44,000 in expense relative to prior year periods is due to the decrease in total debt as equity proceeds of $2.9 million received in June 2014 were used to pay down debt.

The fair value of the warrant liability discussed in Note 6 to the Condensed Consolidated Financial Statements is determined using a Monte Carlo option pricing model, and is affected by changes in inputs to that model including our stock price, expected stock price volatility and contractual term. To the extent that the fair value of the warrant liability increases or decreases, we record an expense or income in our consolidated statements of operations. The income of $140,000 for the current quarter and $231,000 for the nine months ended December 26, 2014 are attributed to the change in the warrant liability driven primarily by the change in the stock price at quarter end. This is in contrast to expense of $124,000 and $213,000 in the prior year quarter and year to date periods.

Net Loss

We realized a net loss for the third quarter of fiscal 2015 of $701,000 ($0.02 per share), as compared to a net loss of $1,618,000 ($0.05 per share) in the third quarter of fiscal 2014. Year to date we realized a net loss of $1,337,000 ($0.04 per share) in fiscal 2015 relative to a net loss of $3,121,000 ($0.10 per share) in fiscal 2014. The improvement is the result of, reduced operating expenses and favorable warrant liability adjustments for the comparable periods.

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

Liquidity and Capital Resources

At December 26, 2014, we had cash and cash equivalents of $110,000, a decrease of $10,000 from the March 31, 2014 balance. The lower balance as of December 26, 2014, is attributable to cash used in operating activities of $1,197,000, cash used in investing activities of $348,000, and cash provided by financing activities of $1,535,000. Given the minimal cash on hand, we are dependent on our line of credit with SVB in order to maintain our liquidity and compliance with our debt covenants so that lenders do not demand payment on existing debt outstanding.

As of December 26, 2014, we were in compliance with the required liquidity and adjusted EBITDA covenant with our lenders, however we experienced a $2.1 million dollar reduction in HSOR revenues in the third quarter relative to the second quarter which was more than anticipated in November 2014 when we last reset our covenants with our major lenders. As a result, we sought and on February 5, 2015 obtained further covenant relief from our lenders by reducing the rolling six month adjusted EBITDA requirement for January through June 2015 to a negative $1,250,000, $1 of adjusted EBITDA required in July 2015 and $100,000 each month thereafter until maturity with up to $150,000 in transaction costs carved out of the calculation. The parties also agreed to reduce the minimum liquidity ratio to 1.30 to 1.00 from January 2015 until the maturity of each party’s respective debt. The Company is required to pay in the aggregate $20,000 in fees plus associated legal costs for the amendments with an added $30,000 payable upon the maturity or payoff of the loans. Should the Company experience a reduction in revenue or an increase in expenses from its most recent forecast which was the basis of the February 5, 2015 covenants, the loan would be callable creating a liquidity issue.

Prior to the closing of the Merger, and absent such a closing, our near-term liquidity is dependent on us meeting our debt covenants- which we expect it to do based on our current forecasts. However, if the merger is not approved by stockholders or does not proceed in a timely closing and projected revenue increases do not occur as forecast, then we may need to seek additional funding sources to meet our obligations which would include the alternatives of raising more capital, restructuring existing debt, or exploring strategic options which could include the sale of a portion or all of our product lines. There can be no assurances that additional capital, if needed, will be available to us or the terms under which capital would be available to us. If adequate financing is not available, or is not available on favorable terms, then our business, financial position and results of operations will be adversely affected.

Operating Activities

The decrease of $1,197,000 in cash resulting from operating activities for the nine months ended December 26, 2014 was split between net cash used in operations of $422,000 and a use of net working capital of $775,000. The pause in revenue growth and the related drop in accounts payable in the current quarter explained much of the cash used for working capital. Cash used in operations of $422,000 resulted from the net loss of $1,337,000 less non-cash charges of $915,000 in depreciation, amortization, stock-based compensation and change in fair value of the warrant liability.

Investing Activities

For the nine months ended December 26, 2014, we used $348,000 in investing activities comprised of capital expenditures of $198,000, patent expenditures of $275,000 and $125,000 in proceeds from the sale of equipment.

Financing Activities

For the nine months ended December 26, 2014, approximately $1.5 million was provided by financing activities since we received net proceeds of $2.9 million from our placement of 6.2 million shares of Class A Common Stock in June 2014. This amount was offset by payments of principal on our loans with PFG, SVB and our capital lessors.

In summary, we funded operating losses of $.4 million, financed added working capital of $.8 million, spent $.3 million on patents and equipment and reduced term debt by $1.4 million with the $2.9 million in proceeds from our common stock placement.

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

Recent Pronouncements and Accounting Changes

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

At December 26, 2014, most of our interest rate exposure is on our bank debt which is linked to the prime rate, subject to certain limitations, offset by cash which could be invested in short term instruments. As such, we are at risk to the extent of the spread between these two types of instruments. We do not believe that moderate changes in the prime rate will materially affect our operating results or financial condition.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended December 26, 2014 that has materially affected or is reasonably likely to materially affect our internal controls.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

                Not Applicable

Item 3.    Defaults upon Senior Securities

                Not Applicable

Item 4.    Mine Safety Disclosures

                Not Applicable

Item 5.    Other Information

                Not Applicable

Item 6. Exhibits

 The following documents are filed as Exhibits to this report:

Exhibit No.

10.1	Tenth Amendment to Loan and Security Agreement entered into February 5, 2015 by and between Silicon Valley Bank, Advanced Photonix, Inc., Picometrix, LLC and Advanced Photonix Canada, Inc.

10.2	Eighth Amendment to Loan and Security Agreement (EX-IM Loan Facility) entered into as of February 5, 2 015 by and between Silicon Valley Bank, Advanced Photonix, Inc., Picometrix, LLC and Advanced Photonix Canada, Inc.

10.3	Modification No. 5 to Loan and Security Agreement executed as of February 5, 2015 by and among Partners For Growth III, L.P., Advanced Photonix, Inc. and Picometrix, LLC.

31.1	Certificate of the Registrant’s Chief Executive Officer, and Director pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certificate of the Registrant’s Chief Financial Officer, and Secretary pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certificate pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Advanced Photonix, Inc.

    (Registrant)

February 9, 2015

/s/ Richard Kurtz

Richard Kurtz

Chief Executive Officer, President

and Director

/s/ Jeff Anderson

Jeff Anderson

Chief Financial Officer